Form 10-Q
period 1993-12-31
PEOPLES ENERGY CORP
filed 1994-02-11
CIK 77385

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)

   /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

OR

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-5540



                           PEOPLES ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                    ILLINOIS                            36-2642766
         (State or other jurisdiction of              (IRS Employer
         incorporation or organization)               Identification No.)


      122 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS             60603
        (Address of principal executive offices)             (Zip Code)


                                 (312) 431-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  /X/   No  / /



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,851,167 shares of Common Stock, without par value, outstanding at January 31, 1994.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           PEOPLES ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                  Three Months Ended          Twelve Months Ended
                                                     December 31,                 December 31,
                                                  ------------------           ------------------
                                                 1993          1992           1993            1992
                                              ----------    ----------    -----------      ----------
                                                       (Thousands, except per-share amounts)

OPERATING REVENUES:
  Gas sales                                  $  342,280     $  335,334    $ 1,134,084     $  983,379
  Transportation of customer-owned gas           33,399         37,672        113,676        130,943
  Other                                           3,603          3,120         14,336         12,585
                                              ----------    ----------    -----------      ----------
          Total Operating Revenues              379,282        376,126      1,262,096      1,126,907
                                              ----------    ----------    -----------      ----------

OPERATING EXPENSES:
  Gas costs                                     201,702        197,314        650,738        554,182
  Operation                                      54,225         52,656        214,660        197,795
  Maintenance                                     8,402          7,980         36,113         36,310
  Depreciation                                   15,225         14,498         61,534         58,289
  Taxes- Income                                  17,153         18,215         36,504         33,138
       - State and local revenue                 39,194         39,215        131,652        120,196
       - Other                                    4,783          4,760         20,742         20,147
                                              ----------    ----------    -----------      ----------
          Total Operating Expenses              340,684        334,638      1,151,943      1,020,057
                                              ----------    ----------    -----------      ----------

OPERATING INCOME:                                38,598         41,488        110,153        106,850
                                              ----------    ----------    -----------      ----------

OTHER INCOME:
  Interest income                                   458            626          2,776          4,762
  Allowance for funds used during
     construction                                    --             --             --            216
  Miscellaneous                                  11,835            912         14,325          6,107
                                              ----------    ----------    -----------      ----------
            Total Other Income                   12,293          1,538         17,101         11,085
                                              ----------    ----------    -----------      ----------

GROSS INCOME                                     50,891         43,026        127,254        117,935
                                              ----------    ----------    -----------      ----------

INCOME DEDUCTIONS:
  Interest on long-term debt of subsidiaries     10,227         10,204         41,537         41,360
  Other interest                                  1,445          1,322          3,068          3,980
  Amortization of debt discount and expense         192            174            745            702
  Preferred stock dividends of a subsidiary          --            231            488          1,146
  Miscellaneous                                      39             36            112             96
                                              ----------    ----------    -----------      ----------
          Total Income Deductions                11,903         11,967         45,950         47,284
                                              ----------    ----------    -----------      ----------

NET INCOME                                      $38,988        $31,059        $81,304        $70,651
                                              ----------    ----------    -----------      ----------
                                              ----------    ----------    -----------      ----------

Average Shares of Common Stock Outstanding       34,839         34,793         34,822         34,618

Earnings Per Share of Common Stock                $1.12          $0.89          $2.33          $2.04
                                              ----------    ----------    -----------      ----------
                                              ----------    ----------    -----------      ----------

Dividends Declared Per Share                     $0.445          $0.44          $1.78          $1.76
                                              ----------    ----------    -----------      ----------
                                              ----------    ----------    -----------      ----------

- -----------------------------------------------------------------------------------------------------

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                 December 31,                            December 31,
                                                    1993             September 30,           1992
                                                 (Unaudited)             1993            (Unaudited)
                                                 ------------        -------------       ------------
                                                                      (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
   at original cost                              $ 1,969,899         $ 1,950,981         $ 1,862,458
      Less - Accumulated depreciation                643,898             632,965             609,785
                                                 -----------         -----------         -----------
         Net property, plant and equipment         1,326,001           1,318,016           1,252,673

Gas supply advances and investments                      941                 941                 995
Other investments                                     17,917              15,420              13,039
                                                 -----------         -----------         -----------

TOTAL CAPITAL INVESTMENTS - NET                    1,344,859           1,334,377           1,266,707
                                                 -----------         -----------         -----------


CURRENT ASSETS

Cash                                                  17,181               8,511              16,800
Cash equivalents                                      14,595              16,240              16,050
Other temporary cash investments,
   at cost that approximates market value              1,100               1,100                 800
Trust fund, utility construction                      68,256               4,243              20,922
Receivables -
   Customers, net of allowance for
      uncollectible accounts of  $16,880,
         $19,789, and $16,883, respectively          150,615              81,218             145,902
   Other                                              35,492              30,698               1,439
Accrued unbilled revenues                             82,426              30,038              74,194
Materials and supplies, at average cost               25,721              25,652              27,247
Gas in storage, at last-in, first-out cost           119,154             145,005             112,868
Gas costs recoverable through rate adjustments        50,284              51,526              66,879
Prepayments                                            1,758               2,441               1,585
                                                 -----------         -----------         -----------

TOTAL CURRENT ASSETS                                 566,582             396,672             484,686
                                                 -----------         -----------         -----------


DEFERRED CHARGES                                      48,095              34,821              31,551
                                                 -----------         -----------         -----------


       TOTAL PROPERTIES AND OTHER ASSETS         $ 1,959,536         $ 1,765,870         $ 1,782,944
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------

- ----------------------------------------------------------------------------------------------------

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                      December 31,                            December 31,
                                                         1993              September 30,          1992
                                                      (Unaudited)              1993            (Unaudited)
                                                      ------------         -------------      ------------
CAPITALIZATION AND LIABILITIES                                (Thousands, except share data)


CAPITALIZATION

Common Stockholders' Equity:
  Common stock, without par value
     Authorized - 60,000,000 shares
     Outstanding - 34,849,889, 34,822,842
      and 34,806,865 shares, respectively             $   275,615         $   275,019         $   274,540
  Retained earnings                                       376,911             353,432             358,012
                                                      -----------         -----------         -----------
        Total Common Stockholders' Equity                 652,526             628,451             632,552
Redeemable cumulative preferred stock of a
  subsidiary, $100 par value, exclusive of sinking
  fund payments and redemptions due within one year            --                  --               8,950
Long-term debt of subsidiaries, exclusive of sinking
  fund payments and maturities due within one year        626,075             528,075             510,175
                                                      -----------         -----------         -----------

        TOTAL CAPITALIZATION                            1,278,601           1,156,526           1,151,677
                                                      -----------         -----------         -----------

CURRENT LIABILITIES

Interim loans of subsidiaries                              97,550              68,600              82,000
Accounts payable                                          136,912             118,220             102,245
Dividends payable on common stock                          15,508              15,496              15,315
Customer gas service and credit deposits                   41,612              43,076              45,719
Sinking fund payments, maturities, and redemptions
  due within one year -
     Long-term debt of subsidiaries                         4,000               4,000               6,395
     Redeemable cumulative preferred stock
       of a subsidiary                                         --               3,400               1,950
Accrued taxes                                              55,660              27,914              56,428
Gas sales revenue refundable through rate adjustments       7,474               8,220               9,393
Accrued interest                                            9,125              10,371               9,953
Temporary LIFO liquidation credit                          19,641                  --              32,231
                                                      -----------         -----------         -----------

       TOTAL CURRENT LIABILITIES                          387,482             299,297             361,629
                                                      -----------         -----------         -----------

RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
  accelerated depreciation                                200,988             194,664             192,532
Investment tax credits being amortized
  over the average lives of related property               41,234              41,676              42,803
Other                                                      51,231              73,707              34,303
                                                      -----------         -----------         -----------

        TOTAL RESERVES AND DEFERRED CREDITS               293,453             310,047             269,638
                                                      -----------         -----------         -----------

           TOTAL CAPITALIZATION AND LIABILITIES       $ 1,959,536         $ 1,765,870         $ 1,782,944
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------

- ---------------------------------------------------------------------------------------------------------

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                     December 31,
                                                                           ------------------------------
                                                                               1993                1992
                                                                           ----------          ----------
                                                                                     (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                               $   38,988          $   31,059
  Adjustments to reconcile net income to net cash:
     Depreciation                                                              15,225              14,498
     Deferred income taxes and investment tax credits - net                     1,744                 886
     Change in other deferred credits and reserves                            (18,338)             (4,961)
     Change in deferred charges                                               (13,274)              1,645
     Other                                                                         --                  10
                                                                           ----------          ----------
                                                                               24,345              43,137
     Change in certain current assets and liabilities:
       Receivables - net                                                      (74,191)            (86,993)
       Accrued unbilled revenues                                              (52,388)            (50,649)
       Gas in storage                                                          25,851              29,170
       Rate adjustments recoverable or refundable                                 496             (38,249)
       Accounts payable                                                        18,692              11,252
       Customer gas service and credit deposits                                (1,464)             (2,742)
       Accrued taxes                                                           27,746              40,286
       Temporary LIFO liquidation credit                                       19,641              32,231
       Other                                                                     (633)                508
                                                                           ----------          ----------

  NET CASH USED IN OPERATING ACTIVITIES                                       (11,905)            (22,049)
                                                                           ----------          ----------

INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction                         (22,882)            (23,142)
  Other assets                                                                   (327)               (390)
  Other long-term cash investments                                               (133)                (57)
  Other capital investments                                                    (2,364)                583
                                                                           ----------          ----------

  NET CASH USED IN INVESTING ACTIVITIES                                       (25,706)            (23,006)
                                                                           ----------          ----------

FINANCING ACTIVITIES:
  Retirement of long-term debt of subsidiaries                                 (4,000)               (316)
  Redemption of preferred stock of a subsidiary                                (3,400)             (3,900)
  Interim loans of subsidiaries - net                                          28,950              53,100
  Issuance of long-term debt of subsidiaries                                  102,000              25,000
  Trust fund, utility construction                                            (64,013)            (20,922)
  Dividends paid on common stock                                              (15,496)            (15,301)
  Issuance of common stock - net                                                  595                 537
                                                                           ----------          ----------


  NET CASH PROVIDED BY FINANCING ACTIVITIES                                    44,636              38,198
                                                                           ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,025              (6,857)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               24,751              39,707
                                                                           ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   31,776          $   32,850
                                                                           ----------          ----------
                                                                           ----------          ----------

- ---------------------------------------------------------------------------------------------------------
                           (   )  Denotes red figure.

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                                DECEMBER 31, 1993

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), and Peoples District Energy Corporation (Peoples District Energy), and comprise the assets, liabilities, preferred stock, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

  Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

  The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.


2.  SIGNIFICANT ACCOUNTING POLICIES

2(a) Revenue Recognition

     Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(b) Statement of Cash Flows

     For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

     Income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:


     For the three months
     ended December 31,             1993           1992
          ----------------------------------------------------
                                             (Thousands)
     Income taxes paid             $   812       $   (25)
     Interest paid                  12,746        11,357


2(c) Income Taxes

     In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes to reflect the adoption of SFAS No. 109 are, in turn, debited or credited to regulatory assets or liabilities. Such adjustments had no material impact on financial position or results of operations of the Company.

2(d) Recovery of Gas Costs, Including Charges for Take-or-Pay and
    Transition Costs


     Under the tariffs of Peoples Gas and North Shore Gas, the difference for any fiscal year between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1.

                           PEOPLES ENERGY CORPORATION

                                DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(d) Recovery of Gas Costs, Including Charges for Take-or-Pay and
    Transition Costs (Continued)

     The Illinois Commerce Commission (Commission) conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas for fiscal years 1992 and 1993 and North Shore Gas for fiscal years 1991 through 1993 are currently pending before the Commission.

     Pursuant to Federal Energy Regulatory Commission (FERC) Order No. 500, and successor orders, pipelines were allowed to direct-bill firm sales customers for a portion of so-called "past" take-or-pay costs. These costs arose from the settlement of liabilities under agreements between pipelines and producers whereby pipelines were required to pay for contracted supplies, whether or not they were taken. The utilities have recovered all take-or-pay charges, billed by their pipeline suppliers, through the Gas Charge. Although additional recoveries may be required in the future, any amount is anticipated to be insignificant.

     Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. Management believes that all such charges will be recoverable from customers. (See Notes 4(a) and 4(b).)


3.  COVENANTS REGARDING RETAINED EARNINGS

  North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1993, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $58.9 million.

                           PEOPLES ENERGY CORPORATION

                                DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



4.  RATES AND REGULATION

4(a) Utility Rate Proceedings

     On November 8, 1991, the Commission issued an order approving changes in North Shore Gas' rates. These changes were designed to increase North Shore Gas' annual revenues by approximately $5.3 million, exclusive of additional charges for revenue taxes. The new rates were implemented on November 11, 1991. North Shore Gas was allowed an 11.39 percent return on its original-cost rate base, reflecting a 12.75 percent cost of common equity. The Commission's order also adopted changes in rate design to align revenues with the allocated cost of service for each class of customer and approved standby charges for transportation customers receiving standby service, as well as a rate for an optional storage service. In addition, the order approved a rate mechanism by which North Shore Gas is recovering through its rates, on an annual basis, costs associated with environmental activities, principally the investigation and remediation of residues associated with past manufactured gas operations. North Shore Gas' rate provision also recovers charges for carrying such costs before recovery through rates. Reimbursements of such costs from insurance carriers or other entities are also reflected in rates on an annual basis. However, North Shore Gas has been directed to amend this rate mechanism to be consistent with the Commission's order in separate proceedings (see discussion below). The Commission's order approving changes in North Shore Gas' rates was appealed to the Illinois Appellate Court by several parties, including North Shore Gas. On June 2, 1993, the Appellate Court entered its order granting appellants' joint motion to dismiss the appeal.

     On October 6, 1992, the Commission issued an order approving changes in the rates of Peoples Gas that are designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. The new rates were implemented on October 10, 1992. Peoples Gas was allowed a 10.40 percent return on its original-cost rate base, reflecting a
  12.25 percent cost of common equity. The Commission's order also approved a rate mechanism by which Peoples Gas will recover costs associated with environmental activities, principally the investigation and remediation of residues associated with past manufactured gas operations. Consistent with the order it issued in separate rate proceedings (see discussion below), the Commission directed that such costs

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



4.  RATES AND REGULATION (Continued)

4(a) Utility Rate Proceedings (Continued)

  be recovered over a five-year period without recovery of carrying charges on unrecovered balances. Peoples Gas and several parties have appealed the Commission's order to the Illinois Appellate Court. Any change made pursuant to the Appellate Court's order on appeal would have a prospective effect only.

     On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. The order also required that North Shore Gas amend the environmental cost-recovery provisions of its tariff to conform with the order; such amendments would be applied prospectively. In November 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. Any change made pursuant to the Appellate Court's order on appeal would have a prospective effect only. The Commission stayed its requirement that North Shore Gas amend the environmental cost-recovery provisions of its tariff to conform with the order, pending the appeal of North Shore Gas' rate order entered on November 8, 1991. The appeal was dismissed on June 2, 1993, and thereafter North Shore Gas filed a motion for stay of the Commission's directive pending appeal of the order in the consolidated proceedings. On October 27, 1993, the motion was denied. Accordingly, North Shore Gas filed an amendment to its tariff conforming the environmental cost-recovery provisions to the order in the consolidated proceedings. On
  December 29, 1993, the Third District Appellate Court issued its opinion
  affirming the   Commission's order in the consolidated proceedings.  On
  February 2, 1994, the Citizens Utility Board, one of the appellants in the Third District Court's appeal, filed

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



4.  RATES AND REGULATION (Continued)

4(a) Utility Rate Proceedings (Continued)

  a petition for leave to appeal the Third District Court's decision to the Illinois Supreme Court.

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission plans to issue a final order in this proceeding by February 15, 1994. (See Notes 2(d) and 4(b).)

4(b) FERC Orders 636, 636-A, and 636-B

     On April 8, 1992, the FERC issued Order No. 636, and on August 3, 1992, the FERC issued Order No. 636-A. On November 27, 1992, the FERC issued Order No. 636-B, which substantially confirmed Order Nos. 636 and 636-A. There are numerous appeals of the 636 Orders pending before the Federal Circuit Courts of Appeal for the D.C. and Eleventh Circuits.

     The 636 Orders require substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandate "unbundling" of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components of their gas sales services (gathering, transportation and storage services, and gas supply). These components were previously combined or "bundled" in gas services such as those purchased by Peoples Gas and North Shore Gas. To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders require pipelines to offer a "no-notice" transportation service under which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. Further, the 636 Orders provide for mechanisms for pipelines to recover prudently incurred transition costs associated with the restructuring process.

     The FERC initiated individual restructuring proceedings for each interstate pipeline. Each pipeline submitted a proposal to bring it into compliance with the requirements of the 636 Orders. The restructured tariffs of the principal pipeline

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


4.  RATES AND REGULATION (Continued)

4(b) FERC Orders 636, 636-A, and 636-B (Continued)

  serving Peoples Gas and North Shore Gas, Natural Gas Pipeline Company of America (Natural), went into effect December 1, 1993. The restructured tariffs of other pipelines serving Peoples Gas had previously gone into effect. Several appeals of the orders approving Natural's and other pipelines' restructured tariffs are pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

     As part of the restructuring process, Peoples Gas and North Shore Gas elected necessary levels of restructured services, including no-notice services, from the menu of restructured services offered by the various pipelines. Also during 1993, the utilities took the steps necessary to obtain reliable gas supply as a replacement for the bundled merchant service supply which was no longer available from the interstate pipelines to any significant extent.

     Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is gas supply realignment (GSR) costs. The utilities are subject to charges for transition cost recovery by two pipelines: Midwestern Gas Transmission Company/Tennessee Gas Pipeline Company (for Peoples Gas only) and Natural. Contracts with Midwestern and Tennessee having been terminated effective November 30, 1993, transition cost billings by these companies are limited to the period September 1993 through November 1993. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the utility companies by Natural are uncertain at this time, such total amount is expected to be substantial. Peoples Gas and North Shore Gas have accrued and deferred transition costs incurred through December 31, 1993. On February 1, 1994, Natural filed a Stipulation and Agreement with the FERC addressing GSR costs. If approved by the FERC, the Stipulation and Agreement would place a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas.

     The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2(d) and 4(a).)

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



5.  ENVIRONMENTAL MATTERS

  The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past for manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of on sites where the facilities were located. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials, if found at the sites. Two sites in Waukegan, Illinois, are the subjects of investigations (discussed below) initiated by the United States Environmental Protection Agency (EPA).

  In May 1990, North Shore Gas was notified by the EPA that the EPA had documented the release or threatened release of hazardous substances, pollutants, and contaminants at a site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan I
Site). Also, North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation were notified that each may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly called Superfund) with respect to the Waukegan I Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary.

  In September 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the EPA and the Illinois Environmental Protection Agency
(IEPA) to implement and conduct a remedial investigation/feasibility study (RI/FS) of the Waukegan I Site. The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the site and a feasibility study to develop and evaluate possible remedial actions. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

  In September 1991, North Shore Gas, the Elgin, Joliet and Eastern Railway (EJ&E), and the North Shore Sanitary District (NSSD) each received an administrative order (AO) issued by the EPA. The AO

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



5.  ENVIRONMENTAL MATTERS (Continued)

directed all three entities to remove and dispose of all visible free tar in a pit located within a separate site in Waukegan, Illinois (Waukegan II Site) and to conduct a study to determine the extent of contamination of the tar from the pit to the surrounding property. North Shore Gas and EJ&E notified the EPA of their intent to comply with the AO. North Shore Gas and EJ&E agreed to fund, on an equal basis, the cost of performing the work required by the AO, without prejudice to each company's right to seek a lesser cost responsibility at a later date. EJ&E subsequently refused to fund the cost of performing the work required by the AO. North Shore Gas intends to pursue legal action against the other PRPs identified by the EPA and all other entities that North Shore Gas believes are legally responsible for the cost of performing the work required by the AO. All of the work required by the AO has been completed. At this time, North Shore Gas cannot determine the final contribution of each PRP to the cost of performing the work required by the AO.

  The current owner of a site near Chicago has advised Peoples Gas that it has found what appear to be wastes associated with by-products of the gas manufacturing process under its property. The owner has asserted that these wastes are the responsibility of Peoples Gas. Peoples Gas is currently evaluating this claim.

  Peoples Gas and North Shore Gas, in cooperation with the IEPA, are conducting investigations of other sites (a total of 32) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. Peoples Gas and North Shore Gas have engaged environmental consulting firms to assist in the utilities' investigations. At this time, it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, Peoples Gas may conduct an RI/FS at two of these sites under the supervision of the IEPA and, with the agreement of the IEPA, has commenced limited work at a third site.

  In August 1988, the IEPA conducted an inspection at Peoples Gas' Division Street property in Chicago. During the inspection, the IEPA and Peoples Gas took several soil samples for laboratory analysis. The analysis of the samples collected by Peoples Gas indicates the presence of certain substances within the soil of the Division Street

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



5.  ENVIRONMENTAL MATTERS (Continued)

property that could be attributable to former manufactured gas operations. Peoples Gas may conduct an RI/FS of the property under the supervision of the IEPA.

  The current owners at another site in Chicago have advised Peoples Gas that they found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from Peoples Gas because of the presence of such wastes. Peoples Gas has rejected this demand, but may conduct an RI/FS of the site under the supervision of the IEPA.

  Peoples Gas has observed what appear to be gas purification wastes on another former site in Chicago and property contiguous thereto. Peoples Gas has fenced the site and the contiguous property and has agreed with the IEPA to study the feasibility of a limited removal action.

  The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of December 31, 1993, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $16.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at one site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution by other entities for the costs incurred at the sites, the extent of such contributions cannot be determined at this time. Finally, each subsidiary is currently researching its insurance coverages and has initiated the claim process with respect to certain carriers. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the foregoing amount has not been reduced to reflect recoveries from insurance carriers.

  Costs incurred by Peoples Gas or North Shore Gas for environmental activities at the sites will be recovered from

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



5.  ENVIRONMENTAL MATTERS (Continued)

insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are authorized to recover the costs of environmental activities under rate mechanisms approved by the Commission. As of December 31, 1993, the subsidiaries had recovered $3.4 million of such costs through rates. (See Note 4(a) for a discussion of proceedings regarding the recovery of such costs through utility rates.)


6.  GAS OVER-PRESSURE CONDITION

  On January 17, 1992, an over-pressure condition occurred in the gas mains of Peoples Gas serving an approximately one-square-mile area of the Near Northwest Side of the City of Chicago. The over-pressure condition caused a major explosion and numerous fires. Peoples Gas is aware of four deaths and 14 personal injuries allegedly resulting from the explosion and fires. Peoples Gas also has been informed that damage occurred in an estimated 28 buildings. There was also damage, such as broken windows, wall cracks, and water damage, to additional buildings.

  A number of lawsuits have been filed against Peoples Gas as a result of the over-pressure condition. Some lawsuits also have named the Company as a defendant. The Company is not a proper party to these suits, and management expects that the Company will be dismissed from the litigation. The lawsuits include wrongful-death claims and several class actions that seek to certify as a class those persons who suffered bodily harm and/or property damage. All of the suits allege negligence and seek compensatory damages. Some of the lawsuits also seek punitive damages. These suits have not quantified the alleged damages except for certain amounts that are not material.

  In January 1993, the National Transportation Safety Board (NTSB) completed its report regarding its investigation of the over-pressure incident that occurred on January 17, 1992. In its report, the NTSB stated that "the probable cause of the over-pressure accident and the resulting losses was the failure of Peoples Gas Light Coke Company to adequately train its gas operations section employees in recognizing and correctly responding to abnormal situations, which consequently

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



6.  GAS OVER-PRESSURE CONDITION (Continued)

led to the failure of the gas operations section crew to properly monitor and control the pressure of the gas being supplied to the low-pressure gas system during a routine inspection."

  In June 1993, the Staff of the Illinois Commerce Commission (Commission Staff) released its report concerning the over-pressure incident. In its report, the Commission Staff concluded that employee error was the probable cause of the over-pressurization. The report was critical of Peoples Gas' training of its personnel in its gas operations section and of some of Peoples Gas' practices at the time of the incident.

  The Company and Peoples Gas strongly disagree with the criticisms by the NTSB and the Commission Staff of the training given by Peoples Gas to personnel in its gas operations section. The Company and Peoples Gas also disagree with some of the findings and conclusions of the Commission Staff, including several of the Commission Staff's findings and its theory, analysis, and conclusions pertaining to the probable cause of the over-pressurization.

  The Company and Peoples Gas carry substantial insurance coverage. If liability were found on the part of the Company or Peoples Gas, management believes that any costs incurred for damages will be adequately covered by insurance. However, Peoples Gas' primary insurance carrier has asserted that under Illinois law, liability for punitive damages is not insurable. Peoples Gas has advised the insurance carrier that it disagrees and intends to assert all of its rights against the carrier including its right to obtain recovery for punitive damages, if any. Management is not aware of any conduct on its part or by employees of Peoples Gas or of the Company that would give rise to punitive damages under Illinois law. Accordingly, management believes that the incident will not have a material adverse effect on financial position or results of operations of the Company or Peoples Gas.

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



7.  DISTRICT ENERGY

  On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership that will provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois. The services will be supplied from a central plant, a concept known as district energy. The partnership also will offer such services to other large buildings near McCormick Place. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility.

  In December 1992, the partnership entered into a 28-year contract with the Metropolitan Pier and Exposition Authority (MPEA) to construct and operate a plant that will provide steam and chilled water to McCormick Place for heating and cooling purposes. On November 1, 1993, the partnership assumed operation of the current space-conditioning system and began providing service to the two existing halls. The partnership also will provide heating and cooling to a planned exhibition hall that is scheduled to be in operation early in 1997. The partnership is obligated to provide services to McCormick Place for the term of the contract at or below the cost (as determined by a contractual formula) that the MPEA would incur to produce heating and cooling for itself. The contract also obligates the partnership to complete and pay for construction of the plant by certain dates specified in the contract. To secure its obligations during the service period under the contract, the partnership is obligated to provide, maintain, and reinstate a letter of credit upon which the MPEA can draw to pay its costs, expenses, and damages, up to $4 million per incident, principally in the event of the partnership's failure to cure timely an interruption of service.

  The district energy plant is estimated to cost approximately $36 million. The MPEA will fund $8 million of the construction costs, and the partnership will fund the balance. The Company and Trigen have each posted an $18 million irrevocable letter of credit in favor of the partnership to fund the partnership's portion of construction costs. The partnership plans to seek debt financing for a major portion of the project.

  In addition to committing capital to the partnership, the Company and Trigen have provided two joint and several guarantees to the MPEA of the partnership's performance of its obligations under the contract. One of the guarantees covers all obligations of the partnership relating to construction of the project (Construction

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



7.  DISTRICT ENERGY (Continued)

Obligations), and is limited in the aggregate to $15 million, except for the guarantors' funding obligations described above and costs to the extent incurred by the MPEA in connection with enforcement of obligations of the partnership or the guarantors. The second guarantee covers all obligations of the partnership other than the Construction Obligations, including liabilities arising from an interruption of service to McCormick Place, insolvency of the partnership, or other partnership default. This second guarantee is limited in the aggregate to $11 million, except for an additional $4 million to $8 million in the event of insolvency of the partnership or the installation (pursuant to enforcement of lender or MPEA remedies) of any other operator of the district energy plant in lieu of the partnership, and except for the partnership's obligations relating to the letter of credit in favor of the MPEA described above and costs to the extent incurred by the MPEA in connection with the enforcement of obligations of the partnership or the guarantors.


8.  TAX MATTERS

  On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement will result in a payment of principal and interest to the Company in total amount of approximately $28 million, or $21 million after income taxes. Peoples Gas and North Shore Gas have each received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.7 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At December 31, 1993, approximately $28 million and $14 million are included in Receivables-Other and Reserves and Deferred Credits-Other, respectively. Each utility will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utilities will incur during that year.

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



9.  ISSUANCE OF COMMON STOCK

  In January 1992, the Company issued 1,950,000 shares of common stock. Net proceeds of the offering amounted to approximately $49.7 million and were used for general corporate purposes, primarily as a means of making equity funds available to Peoples Gas. Funds so made available, together with internally generated funds, satisfied Peoples Gas' 1992 cash needs for capital expenditures plus sinking fund requirements and maturities for long-term debt and preferred stock.


10.  ISSUANCE OF BONDS

  On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. The proceeds are being held in a trust fund until drawn down by Peoples Gas for reimbursement of construction expenditures.

  In accordance with provisions of the Internal Revenue Code and regulations thereunder, any arbitrage income must be paid to the federal government. Additionally, all assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

  On October 29, 1992, the Illinois Development Finance Authority issued $25 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of North Shore Gas' 30-year first mortgage bonds. The proceeds were lent to North Shore Gas for the purpose of financing the construction of certain facilities within Lake and Cook Counties, Illinois. The proceeds were held in a trust fund until drawn down by North Shore Gas for reimbursement of construction expenditures. All assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

  On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of North Shore Gas' previously issued first mortgage bonds and for general corporate purposes. North Shore Gas expects

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



10.  ISSUANCE OF BONDS (Continued)

to issue all or a portion of the remaining bonds during fiscal 1994 and/or fiscal 1995. Proceeds of the future offering will be used for general corporate purposes.


11.  INTEREST-RATE ADJUSTMENTS

  The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1993, have been remarketed. The interest rate on such bonds is 3 percent for the period October 1, 1993, through September 30, 1994.

  Effective November 1, 1993, the rate of interest on North Shore Gas' Adjustable-Rate Bonds, Series J, was fixed at 8 percent. North Shore Gas exercised its right to choose a rate period of a length different from the prior one-year rate period of these bonds, and fixed the rate until maturity, November 1, 2020.


12.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

  In December 1990, the Financial Accounting Standards Board (FASB) issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. The Accumulated Postretirement Benefit Obligation as of October 1, 1993, was approximately $113.9 million. The unfunded obligation will be amortized over 20 years. The estimated cost for fiscal 1994 is approximately $17.5 million.

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



12.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS (Continued)

  The following table sets forth the funded status for the postretirement health care and life insurance plans as of October 1, 1993, reconciled with the amounts contained in the Company's Balance Sheet at December 31, 1993:



Accumulated postretirement benefit obligation (APBO):                (millions)

     Retirees                                                        $    60.1
     Fully Eligible Active Plan Participants                              20.4
     Other Active Plan Participants                                       33.4
                                                                     ---------

Total APBO as of October 1, 1993                                         113.9

Less:  Plan Assets at Market Value                                        11.9
                                                                     ---------
APBO in Excess of Plan Assets                                            102.0

Unrecognized Transition Obligation                                      (102.0)
                                                                     ---------
Accrued Postretirement Benefit Cost at October 1, 1993                       0

Cost, Net of Funding, October to December 31, 1993                         2.5
                                                                     ---------
Accrued Postretirement Benefit Cost at December 31, 1993             $     2.5
                                                                     ---------
                                                                     ---------

Discount rate                                                             7.0%
Rate of compensation increase                                             5.0%
Expected long-term rate of return on plan assets                          7.5%




     For measurement purposes, a health care cost trend rate of 11 percent was assumed for fiscal 1994, and that rate thereafter will decline to 4.25 percent in 2003 and subsequent years. The health care cost trend rate assumption has
a significant effect on the amounts reported.   Increasing the assumed health
care cost trend rate by one percentage point in each year would increase the APBO as of October 1, 1993, by $8.3 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.1 million annually.

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



12.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS (Continued)

     In October 1992, Peoples Gas was granted rates by the Commission that included its estimated postretirement benefit costs determined on the accrual basis of accounting. (See Note 4(a).) The financial reporting for postretirement benefit costs of Peoples Gas is consistent with the related rate treatment. Due to regulatory treatment, the adoption of SFAS No. 106 will not have a material effect on financial position or results of operations.

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 is required by the Company no later than fiscal 1995. The Company does not expect the adoption of SFAS No. 112 to have a material effect on financial position or results of operations.


13.  GAIN ON DISPOSITION OF PROPERTY

     In June 1992, North Shore Gas completed the sale of certain property at its former Deerfield sub-shop. The sale resulted in a $3.8 million gain, net of selling expenses and income taxes.

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

     Net income applicable to common stock increased $7.9 million, to $39.0 million, for the three-month period, due principally to the recording, in income, of one-half of an IRS settlement (increasing net income by $10.7 million). A similar amount from the settlement will be recorded in income during fiscal 1995. (See Note 8 of the Notes to Consolidated Financial Statements.) The positive benefit of the tax settlement was partially offset by increased operating expenses, by an increase in the federal income tax rate
(34 percent to 35 percent effective January 1, 1993), and by slightly warmer weather as compared to the corresponding period of the prior year.

     Net income applicable to common stock increased $10.7 million, to $81.3 million, for the 12-month period, due mainly to the aforementioned IRS settlement. In addition, the current 12-month period benefited from a rate increase that went into effect on October 10, 1992, for Peoples Gas (see Note 4(a) of the Notes to Consolidated Financial Statements) and from weather that was nearly five percent colder than the prior 12-month period. These benefits were partially offset by higher operating expenses, including the accrual of postretirement benefit costs consistent with rate treatment granted Peoples Gas in October 1992 (see Note 12 of the Notes to Consolidated Financial Statements) and by energy conservation measures undertaken by customers. Also, the prior 12-month period included the net gain on the sale of certain property by North Shore Gas. (See Note 13 of the Notes to Consolidated Financial Statements.)

     A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                      Three Months Ended     12 Months Ended
                                         December 31,           December 31,
                                        1993 Over 1992         1993 Over 1992
                                      ------------------     ------------------
(Thousands of dollars)                 Amount        %        Amount        %
- -------------------------------------------------------------------------------
Net operating revenues*               $(1,211)     (0.9)     $27,177       6.0
Operation and maintenance expenses      1,991       3.3       16,668       7.1
Depreciation expense                      727       5.0        3,245       5.6
Income taxes                           (1,062)     (5.8)       3,366      10.2
Other income                           10,755     699.3        6,016      54.3
Income deductions                         (64)     (0.5)      (1,334)     (2.8)
Net Income                              7,929      25.5       10,653      15.1
- -------------------------------------------------------------------------------

                             ( ) Denotes red figure.
            * Operating revenues, net of gas costs and revenue taxes.


                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

NET OPERATING REVENUES

     Gross revenues of Peoples Gas and North Shore Gas have been affected in recent years by customers who purchase gas directly from producers and marketers, rather than from the subsidiaries, and also by changes in the unit cost of the subsidiaries' gas purchases. These direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2(d) of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

     Since income is not significantly affected by changes in revenue from customers' direct gas purchases rather than from the subsidiaries, changes in gas costs, or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

     Net operating revenues decreased $1.2 million, to $138.4 million, for the three-month period, due primarily to slightly warmer weather, as compared to the year-ago period.

     Net operating revenues increased $27.2 million, to $479.7 million, for the 12-month period, due principally to the impact of the October 1992 rate increase for Peoples Gas (increasing net operating revenues by $26.1 million, or $16.0 million after income taxes). The 12-month period also benefited from slightly higher gas deliveries. This was attributable to colder weather, as compared to the prior 12-month period, substantially offset by a rise in customers' energy conservation measures.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses increased $2.0 million, to $62.6 million, for the three-month period, due mainly to increased labor costs, group insurance expense, and underground storage activities.

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)


OPERATION AND MAINTENANCE (Continued)

     Operation and maintenance expenses increased $16.7 million, to $250.8 million, for the 12-month period, due principally to increased group insurance expenses, primarily attributable to the accrual of postretirement benefit costs (approximately $7.1 million for the current 12-month period compared to the prior 12-month period) consistent with the rate treatment allowed Peoples Gas in October 1992 (see Note 12 of the Notes to Consolidated Financial Statements), and higher labor costs. Also, higher expenses resulted from Peoples Gas' provision for uncollectible accounts, injuries and damages, and underground storage activities.

DEPRECIATION EXPENSE

     Depreciation expense increased $727,000, to $15.2 million, and $3.2 million, to $61.5 million, for the three- and 12-month periods, respectively, due primarily to higher depreciable property balances.

INCOME TAXES

     Income taxes, exclusive of the $3.3 million included in other income related to the IRS settlement (see Note 8 of the Notes to Consolidated Financial Statements), decreased $1.1 million, to $17.2 million, for the three-month period, due principally to lower pre-tax income, partially offset by the federal tax rate change from 34 percent to 35 percent effective January 1, 1993.

     Income taxes, exclusive of the $3.3 million included in other income related to the IRS settlement, increased $3.4 million, to $36.5 million, for the 12-month period, due chiefly to higher pre-tax income and the federal tax rate change from 34 percent to 35 percent effective January 1, 1993.

OTHER INCOME

     Other income increased $10.8 million, to $12.3 million, for the three-month period, due mainly to recording the IRS settlement of approximately
$10.7 million after income taxes. (See Note 8 of the Notes to Consolidated Financial Statements.)

     Other income increased $6.0 million, to $17.1 million, for the 12-month period, due primarily to the aforementioned IRS settlement. The prior 12-month period included the net gain on the sale of certain property by North Shore Gas. (See Note 13 of the Notes to Consolidated Financial Statements.)

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)


INCOME DEDUCTIONS

     Income deductions decreased $1.3 million, to $46.0 million, for the 12-month period, due chiefly to reduced interest on gas bill credit deposits, budget accounts, and amounts refundable to customers, partially offset by increased interest on notes and commercial paper.

OTHER MATTERS

     Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income.

     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement will result in a payment of principal and interest to the Company in total amount of approximately $28 million, or $21 million after income taxes. (See Note 8 of the Notes to Consolidated Financial Statements.)

     In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by SFAS No.
109.  (See Note 2(c) of the Notes to Consolidated Financial Statements.)

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 requires adoption by the Company no later than fiscal 1995. (See Note 12 of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 12 of the Notes to Consolidated Financial Statements.)

     In 1992, the FERC issued Order No. 636 and successor orders that require substantial restructuring of the service obligations of interstate pipelines. (See Notes 2(d), 4(a), and 4(b) of the Notes to Consolidated Financial Statements.)

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OTHER MATTERS (Continued)


     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission plans to issue a final order in this proceeding by February 15, 1994. (See Notes 2(d), 4(a), and 4(b) of the Notes to Consolidated Financial Statements.)

     On November 17, 1993, the Chicago City Council passed a use tax on natural gas as part of its 1994 budget ordinance. The use tax will be effective on May 1, 1994, at a rate of 1.5 cents per therm on the use or consumption of natural gas in Chicago. The use tax does not apply to gas used or consumed by a governmental body, a purchaser exempt from the municipal utility tax, a gas public utility, or a person using natural gas as vehicle fuel. To prevent multiple taxation, the use tax also does not apply to the use of gas by persons who are charged for a state or municipal tax with respect to the purchase of such gas. Because Peoples Gas is subject to such state and municipal taxes and recovers the cost of such taxes from its customers, the use tax does not apply to the use of gas which is purchased from Peoples Gas. Rather, the tax is directed at users who are transportation customers of Peoples Gas; these users have been avoiding local taxation on purchases of gas by purchasing gas from out-of-state sellers. Peoples Gas will collect the tax for the City and will be paid a fee of three percent of the taxes collected. Peoples Gas will not be liable for failure of users to pay the use tax.


LIQUIDITY AND CAPITAL RESOURCES

INDENTURE RESTRICTIONS. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1993, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $58.9 million. (See Note 3 of the Notes to Consolidated Financial Statements.)


DISTRICT ENERGY. On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership that will provide heating and cooling services to the McCormick Place exposition and

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

convention center in Chicago, Illinois. The services will be supplied from a central plant, a concept known as district energy. The partnership also will offer such services to other large buildings near McCormick Place. The other partner is a subsidiary of Trigen Energy Corporation, a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. (See Note 7 of the Notes to Consolidated Financial Statements.)


INTEREST COVERAGE. Peoples Gas' fixed charges coverage ratios for the 12 months ended December 31, 1993, and fiscal 1993 and 1992 were 3.75, 3.57, and 3.18, respectively. The current 12-month period ratio reflects the recording of Peoples Gas' fiscal 1994 portion of the IRS settlement in income. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, the increase in the current 12-month period and fiscal 1993 ratios as compared to fiscal 1992 is primarily attributable to the benefit of the rate increase approved in October 1992 and decreased fixed charges, primarily lower interest expense on long-term debt, partially offset by increased operating expenses.

     The corresponding coverage ratios for North Shore Gas for the same periods were 3.20, 2.91, and 4.20, respectively. The current 12-month period ratio reflects the recording of North Shore Gas' fiscal 1994 portion of the IRS settlement in income. (See Note 8 of the Notes to Consolidated Financial Statements.) The fiscal 1992 ratio includes the net gain on the sale of property at Deerfield. (See Note 13 of the Notes to Consolidated Financial Statements.)


ENVIRONMENTAL MATTERS. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 5 of the Notes to Consolidated Financial Statements.)


     In February 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The demand further alleges that the United States Environmental Protection Agency has estimated the cost of the remedy at the site to be approximately $26.6 million. Because North Shore Gas has just received this claim and has not yet had the opportunity to review the merits of the contentions raised in the claim, it is currently unable to determine what liability, if any, it may have for costs relating to the site.


REGULATORY ACTIONS. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including Peoples Gas and North Shore Gas. In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered

                           PEOPLES ENERGY CORPORATION

                               DECEMBER 31, 1993



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

balances. The Commission also required that North Shore Gas amend the environmental cost-recovery provisions of its tariff to conform with the order. (See Note 4(a) of the Notes to Consolidated Financial Statements.)


OVER-PRESSURE CONDITION. On January 17, 1992, an over-pressure condition occurred in the gas mains of Peoples Gas serving an approximately one-square-mile area of the Near Northwest Side of the City of Chicago. The over-pressure condition caused a major explosion and numerous fires. Four deaths, 14 personal injuries, and extensive property damage allegedly resulted from the explosion and fires. (See Note 6 of the Notes to Consolidated Financial Statements.)


STOCK ISSUED. In January 1992, the Company issued 1,950,000 shares of common stock. Net proceeds of the offering, which amounted to approximately $49.7 million, were used for general corporate purposes, primarily as a means of making equity funds available to Peoples Gas. Funds so made available, together with internally generated funds, satisfied Peoples Gas' 1992 cash needs for capital expenditures plus sinking fund requirements and maturities for long-term debt and preferred stock.


BONDS ISSUED. On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. (See Note 10 of the Notes to Consolidated Financial Statements.)

     On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million due May 1, 2003. (See Note 10 of the Notes to Consolidated Financial Statements.)


CREDIT LINES. On February 1, 1994, the utility subsidiaries' lines of credit were reduced to approximately $154 million from $184 million in effect since November 1, 1993.

                           PEOPLES ENERGY CORPORATION

                          PART II.   OTHER INFORMATION

                                DECEMBER 31, 1993



Item 1. LEGAL PROCEEDINGS

     See Note 5 of the Notes to Consolidated Financial Statements for a discussion of matters pertaining to environmental investigations of certain sites of the Company's utility subsidiaries that were formerly the locations of manufactured gas production and storage operations.

     See Note 6 of the Notes to Consolidated Financial Statements for a discussion of an over-pressure condition that occurred on January 17, 1992, in Peoples Gas' gas mains on the Near Northwest Side of the City of Chicago.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

                   Exhibit
                   Number     Description of Document
                   -------    -----------------------
                    4(a)      Supplemental Indenture dated as of
                              December 1, 1993.

                    4(b)      Supplemental Indenture dated as of
                              December 1, 1993.

                   10(a) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant.

                   10(b) Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993.

                   10(c) Firm Transportation Service Agreement Under Rate Schedule S-2 between Peoples Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993.

                   10(d) Firm Transportation Service Agreement Under Rate Schedule S-2 between North Shore Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993.

                           PEOPLES ENERGY CORPORATION

                          PART II.   OTHER INFORMATION

                                DECEMBER 31, 1993



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (Continued)

          a.   Exhibits (Continued)

                   Exhibit
                   Number     Description of Document
                   -------    -----------------------

                   10(e) Firm Transportation Service Agreement Under Rate Schedule FTS between North Shore Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993.

                   10(f) Construction Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation.

                   10(g) Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation.

          b.   Reports on Form 8-K filed during the quarter ended December 31,
               1993

               None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Peoples Energy Corporation
                                           -----------------------------------
                                                       (Registrant)




    February 11, 1994                       By:        K. S. BALASKOVITS
- ------------------------                       -------------------------------
         (Date)                                       K. S. Balaskovits
                                                Vice President and Controller





                                                      (Same as above)
                                               ------------------------------
                                                 Principal Accounting Officer