Form 10-Q
period 1994-03-31
PEOPLES ENERGY CORP
filed 1994-05-11
CIK 77385

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


 (Mark One)

      /X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,850,350 shares of Common Stock, without par value, outstanding at April 30, 1994.


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           PEOPLES ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                       Three Months Ended              Six Months Ended            Twelve Months Ended
                                            March 31,                      March 31,                    March 31,
                                    ------------------------      ------------------------    --------------------------
                                       1994           1993           1994           1993           1994           1993
                                    ---------      ---------      ---------      ---------    -----------    -----------
                                                             (Thousands, except per-share amounts)

OPERATING REVENUES:
  Gas sales                         $ 533,410      $ 477,930      $ 875,690      $ 813,264    $ 1,189,564    $ 1,074,928
  Transportation of customer-
    owned gas                          37,591         41,193         70,990         78,865        110,074        124,614
  Other                                 3,592          3,332          7,195          6,453         14,596         13,049
                                    ---------      ---------      ---------      ---------    -----------    -----------
          Total Operating Revenues    574,593        522,455        953,875        898,582      1,314,234      1,212,591
                                    ---------      ---------      ---------      ---------    -----------    -----------

OPERATING EXPENSES:
  Gas costs                           334,458        291,447        536,160        488,761        693,750        617,261
  Operation                            59,733         55,701        113,958        108,357        218,691        203,041
  Maintenance                           9,722          8,600         18,123         16,580         37,235         35,540
  Depreciation                         16,218         15,246         31,443         29,744         62,506         58,936
  Taxes - Income                       30,318         29,941         47,472         48,156         36,881         36,490
        - State and local revenue      59,929         55,187         99,122         94,402        136,394        127,854
        - Other                         5,781          5,571         10,564         10,332         20,951         20,411
                                    ---------      ---------      ---------      ---------    -----------    -----------
          Total Operating Expenses    516,159        461,693        856,842        796,332      1,206,408      1,099,533
                                    ---------      ---------      ---------      ---------    -----------    -----------

OPERATING INCOME                       58,434         60,762         97,033        102,250        107,826        113,058
                                    ---------      ---------      ---------      ---------    -----------    -----------

OTHER INCOME:
  Interest Income                       1,085            563          1,542          1,190          3,296          4,134
  Allowance for funds used during
    construction                           --             --             --             --             --            193
  Miscellaneous                         1,320            894         13,155          1,806         14,751          6,505
                                    ---------      ---------      ---------      ---------    -----------    -----------
          Total Other Income            2,405          1,457         14,697          2,996         18,047         10,832
                                    ---------      ---------      ---------      ---------    -----------    -----------

GROSS INCOME                           60,839         62,219        111,730        105,246        125,873        123,890
                                    ---------      ---------      ---------      ---------    -----------    -----------

INCOME DEDUCTIONS:
  Interest on long-term debt of
    subsidiaries                       11,336         10,301         21,563         20,505         42,572         41,295
  Other interest                          855            867          2,300          2,189          3,056          3,578
  Amortization of debt discount
    and expense                           206            179            397            354            771            689
  Preferred stock dividends of a
    subsidiary                             --            221             --            451            267          1,055
  Miscellaneous                            38              8             78             44            143             84
                                    ---------      ---------      ---------      ---------    -----------    -----------
          Total Income Deductions      12,435         11,576         24,338         23,543         46,809         46,701
                                    ---------      ---------      ---------      ---------    -----------    -----------

NET INCOME                          $  48,404      $  50,643      $  87,392      $  81,703    $    79,064    $    77,189
                                    ---------      ---------      ---------      ---------    -----------    -----------
                                    ---------      ---------      ---------      ---------    -----------    -----------

Average Shares of Common Stock
  Outstanding                          34,851         34,808         34,844         34,800         34,832         34,782

Earnings Per Share of Common
  Stock                             $    1.39      $    1.45      $    2.51      $    2.35    $      2.27    $      2.22
                                    ---------      ---------      ---------      ---------    -----------    -----------
                                    ---------      ---------      ---------      ---------    -----------    -----------

Dividends Declared Per Share        $     .45      $    .445      $    .895      $    .885    $     1.785    $     1.765
                                    ---------      ---------      ---------      ---------    -----------    -----------
                                    ---------      ---------      ---------      ---------    -----------    -----------
- - ------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,                               March 31,
                                                     1994            September 30,           1993
                                                  (Unaudited)            1993             (Unaudited)
                                                --------------      --------------      --------------
                                                                      (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
   at original cost                             $  1,981,589        $  1,950,981        $  1,886,790
      Less - Accumulated depreciation                656,882             632,965             622,825
                                                ------------        ------------        ------------
         Net property, plant and equipment         1,324,707           1,318,016           1,263,965

Gas supply advances and investments                      924                 941                 975
Other investments                                     19,430              15,420              13,178
                                                ------------        ------------        ------------

      TOTAL CAPITAL INVESTMENTS - NET              1,345,061           1,334,377           1,278,118
                                                ------------        ------------        ------------


CURRENT ASSETS

Cash                                                  11,926               8,511              12,979
Cash equivalents                                     101,216              16,240              55,898
Other temporary cash investments,
   at cost that approximates market value              1,100               1,100               1,100
Trust fund, utility construction                      57,234               4,243              18,169
Receivables -
   Customers, net of allowance for
      uncollectible accounts of $20,346,
         $19,789,and $19,848, respectively           239,648              81,218             212,573
   Other                                              13,685              30,698               1,769
Accrued unbilled revenues                             51,794              30,038              58,138
Materials and supplies, at average cost               24,813              25,652              27,394
Gas in storage, at last-in, first-out cost            64,650             145,005              62,833
Gas costs recoverable through rate adjustments        23,821              51,526              77,775
Prepayments                                            3,516               2,441               3,777
                                                ------------        ------------        ------------

      TOTAL CURRENT ASSETS                           593,403             396,672             532,405
                                                ------------        ------------        ------------

DEFERRED CHARGES                                      48,988              34,821              29,646
                                                ------------        ------------        ------------

         TOTAL PROPERTIES AND OTHER ASSETS      $  1,987,452        $  1,765,870        $  1,840,169
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------

- - -------------------------------------------------------------------------------

The Notes to Consolidated Financial Statememts are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,                               March 31,
                                                               1994            September 30,           1993
                                                            (Unaudited)            1993             (Unaudited)
                                                          -------------       --------------      -------------
                                                                      (Thousands, except share data)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,850,350, 34,822,842
         and 34,807,936 shares, respectively              $    275,678        $    275,019        $    274,597
   Retained earnings                                           409,633             353,432             393,165
                                                          ------------        ------------        ------------
            Total Common Stockholders' Equity                  685,311             628,451             667,762
Redeemable cumulative preferred stock of a
   subsidiary, $100 par value, exclusive of sinking
   fund payments and redemptions due within one year                --                  --               8,950
Long-term debt of subsidiaries, exclusive of sinking
   fund payments and maturities due within one year            626,075             528,075             509,800
                                                          ------------        ------------        ------------

       TOTAL CAPITALIZATION                                  1,311,386           1,156,526           1,186,512
                                                          ------------        ------------        ------------

CURRENT LIABILITIES

Interim loans of subsidiaries                                      900              68,600                 900
Accounts payable                                               116,294             118,220             115,056
Dividends payable on common stock                               15,683              15,496              15,490
Customer gas service and credit deposits                        16,537              43,076              21,257
Sinking fund payments, maturities, and redemptions
   due within one year -
     Long-term debt of subsidiaries                              4,000               4,000               6,395
     Redeemable cumulative preferred stock
       of a subsidiary                                              --               3,400               1,950
Accrued taxes                                                   92,530              27,914              78,354
Gas sales revenue refundable through rate adjustments           12,001               8,220               8,107
Accrued interest                                                12,532              10,371               9,502
Temporary LIFO liquidation credit                              113,234                  --             126,053
                                                          ------------        ------------        ------------

       TOTAL CURRENT LIABILITIES                               383,711             299,297             383,064
                                                          ------------        ------------        ------------

RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
   accelerated depreciation                                    201,912             194,664             174,167
Investment tax credits being amortized
   over the average lives of related property                   40,792              41,676              42,424
Other                                                           49,651              73,707              54,002
                                                          ------------        ------------        ------------

       TOTAL RESERVES AND DEFERRED CREDITS                     292,355             310,047             270,593
                                                          ------------        ------------        ------------


         TOTAL CAPITALIZATION AND LIABILITIES             $  1,987,452        $  1,765,870        $  1,840,169
                                                          ------------        ------------        ------------
                                                          ------------        ------------        ------------

- - -------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                           -------------------------------
                                                                               1994                1993
                                                                           ----------          -----------
                                                                                      (Thousands)

OPERATING ACTIVITIES:
  Net Income                                                               $   87,392          $   81,703
  Adjustments to reconcile net income to net cash:
     Depreciation                                                              31,443              29,744
     Deferred income taxes and investment tax credits - net                     1,338                 200
     Change in other deferred credits and reserves                            (19,030)             (3,321)
     Change in deferred charges                                               (14,167)              3,550
     Other                                                                         18                  30
                                                                           ----------          ----------
                                                                               86,994             111,906

     Change in certain current assets and liabilities:
        Receivables - net                                                    (141,417)           (153,994)
        Accrued unbilled revenues                                             (21,756)            (34,593)
        Gas in storage                                                         80,355              79,205
        Rate adjustments recoverable or refundable                             31,486             (50,431)
        Accounts payable                                                       (1,926)             24,365
        Customer gas service and credit deposits                              (26,539)            (27,204)
        Accrued taxes                                                          64,616              62,212
        Accrued interest                                                        2,161                (410)
        Temporary LIFO liquidation credit                                     113,234             126,053
        Other                                                                    (235)             (2,174)
                                                                           ----------          ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                   186,973             134,935
                                                                           ----------          ----------

INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction                         (37,494)            (47,855)
  Other assets                                                                   (640)             (2,215)
  Other temporary cash investments                                                 --                (300)
  Other long-term cash investments                                               (273)                (73)
  Other capital investments                                                    (3,737)                460
                                                                           ----------          ----------

  NET CASH USED IN INVESTING ACTIVITIES                                       (42,144)            (49,983)
                                                                           ----------          ----------

FINANCING ACTIVITIES:
  Retirement of long-term debt of subsidiaries                                 (4,000)               (691)
  Redemption of preferred stock of a subsidiary                                (3,400)             (3,900)
  Interim loans of subsidiaries - net                                         (67,700)            (28,000)
  Issuance of long-term debt of subsidiaries                                  102,000              25,000
  Trust fund, utility construction                                            (52,992)            (18,169)
  Dividends paid on common stock                                              (31,005)            (30,616)
  Issuance of common stock - net                                                  659                 594
                                                                           ----------          ----------

NET CASH USED IN FINANCING ACTIVITIES                                         (56,438)            (55,782)
                                                                           ----------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      88,391              29,170

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               24,751              39,707
                                                                           ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  113,142          $   68,877
                                                                           ----------          ----------
                                                                           ----------          ----------

- - -------------------------------------------------------------------------------
                           ( ) Denotes red figure.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                                 MARCH 31, 1994

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

       The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the utilities' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Accordingly, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.


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

            Income taxes and interest paid (excluding capitalized interest) were as follows:


            For the six months
            ended March 31,                     1994                 1993
            ---------------------------------------------------------------
                                                     (Thousands)
            Income taxes paid                $26,954*            $24,894
            Interest paid                     21,315              22,862

            * Excludes income taxes paid on the interest portion of the IRS settlement refund received in March.  (See Note 8.)

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

            Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. (See Notes 4(a) and 4(b).)


3.  COVENANTS REGARDING RETAINED EARNINGS

       North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $63.4 million.

4.  RATES AND REGULATION

4(a)   Utility Rate Proceedings

            On October 6, 1992, the Commission issued an order approving changes in the rates of Peoples Gas that are designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. The new rates were implemented on October 10, 1992. Peoples Gas was allowed a 10.40 percent return on its original-cost rate base, reflecting a 12.25 percent cost of common equity. The Commission's order also approved a rate mechanism by which Peoples Gas will recover costs associated with environmental activities, principally the investigation and remediation of residues associated with past manufactured gas operations. Consistent with the order it issued in separate rate proceedings (see discussion below), the Commission directed that such costs be recovered over a five-year period without recovery of carrying charges on unrecovered balances. Peoples Gas and several parties have appealed the Commission's order to the Illinois Appellate Court. Any change made pursuant to the Appellate Court's order on appeal would have a prospective effect only.

            On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On
       December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On February 2, 1994, a petition for leave to appeal the Third District Court's decision to the Illinois Supreme Court was filed. On April 6, 1994, the Illinois Supreme Court granted that petition. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

            On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from Peoples Gas' and North Shore Gas' sales customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. (See Notes 2(d) and 4(b).)

4(b)   FERC Orders 636, 636-A, and 636-B

            On April 8, 1992, the FERC issued Order No. 636, and on August 3, 1992, the FERC issued Order No. 636-A. On November 27, 1992, the FERC issued Order No. 636-B, which substantially confirmed Order Nos. 636 and 636-A. There are numerous appeals of the 636 Orders pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

            The 636 Orders required substantial restructuring of the service obligations of interstate pipelines. Among other things, the 636 Orders mandated "unbundling" of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components of their gas sales services (gathering, transportation and storage services, and gas supply). These components were previously combined or "bundled" in gas services such as those purchased by Peoples Gas and North Shore Gas. To address concerns raised by utilities about reliability of service to their service territories, the 636 Orders required pipelines to offer a "no-notice" transportation service under which firm transporters can receive delivery of gas up to their contractual capacity level on any day without prior scheduling. Further, the 636 Orders provided for mechanisms for pipelines to recover prudently incurred transition costs associated with the restructuring process.

            The FERC initiated individual restructuring proceedings for each interstate pipeline. Each pipeline submitted a proposal to bring it into compliance with the requirements of the 636 Orders. The restructured tariffs of Natural Gas Pipeline Company of America (Natural), the principal pipeline serving Peoples Gas and North Shore Gas, went into effect December 1, 1993. The restructured tariffs of other pipelines serving Peoples Gas had previously gone into effect. Several appeals of the orders approving Natural's and other pipelines' restructured tariffs are pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

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

            Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is gas supply realignment (GSR) costs. The utilities are subject to charges for transition cost recovery by two pipelines: Midwestern Gas Transmission Company/Tennessee Gas Pipeline Company (for Peoples Gas only) and Natural. Contracts with Midwestern and Tennessee having been terminated effective November 30, 1993, transition cost billings by these companies are limited to the period September 1993 through November 1993. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the utility companies by Natural are uncertain at this time, such total amount is expected to be substantial. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. On February 1, 1994, Natural filed a Stipulation and Agreement with the FERC addressing GSR costs. If approved by the FERC, the Stipulation and Agreement would place a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas.

            The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2(d) and 4(a).)

5.  ENVIRONMENTAL MATTERS

5(a)   Former Manufactured Gas Plant Sites

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

            In September 1991, North Shore Gas, the Elgin, Joliet and Eastern Railway (EJ&E), and the North Shore Sanitary District (NSSD) each received an administrative order (AO) issued by the EPA. The AO directed all three entities to remove and dispose of all visible free tar in a pit located within a separate site in Waukegan, Illinois (Waukegan II Site) and to conduct a study to determine the extent of contamination of the tar from the pit to the surrounding property. All of the work under the AO has been completed. North Shore Gas has entered into a settlement agreement with NSSD with respect to costs incurred under the AO and intends to recover an appropriate amount of the remaining costs from EJ&E.

            The current owner of a site near Chicago has advised Peoples Gas that it has found what appear to be wastes associated with by-products of the gas manufacturing process under its property. The owner has asserted that these wastes are the responsibility of Peoples Gas. Peoples Gas is currently evaluating this claim.

            Peoples Gas and North Shore Gas, in cooperation with the IEPA, are conducting investigations of other sites (a total of 32) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. Peoples Gas and North Shore Gas have engaged environmental consulting firms to assist in the utilities' investigations. At this time, except for the Waukegan I Site and one site in Chicago (discussion below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, Peoples Gas may conduct an RI/FS at two of these sites under the supervision of the IEPA and, with the agreement of the IEPA, has commenced limited work at a third site.

            In August 1988, the IEPA conducted an inspection at Peoples Gas' Division Street property in Chicago. During the inspection, the IEPA and Peoples Gas took several soil samples for laboratory analysis. The analysis of the samples collected by Peoples Gas indicates the presence of certain substances within the soil of the Division Street property that could be attributable to former manufactured gas operations.
       Peoples Gas may conduct an RI/FS of the property under the supervision of the IEPA.

            The current owners at another site in Chicago have advised Peoples Gas that they found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from Peoples Gas because of the presence of such wastes. Peoples Gas has rejected this demand, but may conduct an RI/FS of the site under the supervision of the IEPA.

            Peoples Gas has observed what appear to be gas purification wastes on another former site in Chicago and property contiguous thereto. Peoples Gas has fenced the site and the contiguous property and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

            The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of March 31, 1994, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $16.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at one site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

            Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of costs associated with the investigation and remediation of residues from the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred as of March 31, 1994 have not been reduced to reflect recoveries from insurance carriers.

            Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to the sites of their former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are authorized to recover the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. As of March 31, 1994, the subsidiaries had recovered $3.7 million of such costs through rates. (See Note 4(a) for a discussion of proceedings regarding the recovery of such costs through utility rates.)

5(b)   Denver Superfund Site

            In February 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately $31 million. North Shore Gas is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site.


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

       In January 1993, the National Transportation Safety Board (NTSB) completed its report regarding its investigation of the over-pressure incident that occurred on January 17, 1992. In its report, the NTSB stated that "the probable cause of the over-pressure accident and the resulting losses was the failure of Peoples Gas Light Coke Company to adequately train its gas operations section employees in recognizing and correctly responding to abnormal situations, which consequently led to the failure of the gas operations section crew to properly monitor and control the pressure of the gas being supplied to the low-pressure gas system during a routine inspection."

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


7.  DISTRICT ENERGY

       On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The services will be supplied from a central plant, a concept known as district energy. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility.

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

       The district energy plant is estimated to cost approximately $36 million. The MPEA has funded $8 million of the construction costs, and the partnership will fund the balance. The Company and Trigen have each posted an $18 million irrevocable letter of credit in favor of the partnership to fund the partnership's portion of construction costs. The partnership plans to seek debt financing for a major portion of the project.

       In addition to committing capital to the partnership, the Company and Trigen have provided two joint and several guarantees to the MPEA of the partnership's performance of its obligations under the contract. One of the guarantees covers all obligations of the partnership relating to construction of the project (Construction Obligations), and is limited in the aggregate to $15 million, except for the guarantors' funding obligations described above and costs to the extent incurred by the MPEA in connection with enforcement of obligations of the partnership or the guarantors. The second guarantee covers all obligations of the partnership other than the Construction Obligations, including liabilities arising from an interruption of service to McCormick Place, insolvency of the partnership, or other partnership default. This second guarantee is limited in the aggregate to $11 million, except for an additional $4 million to $8 million in the event of insolvency of the partnership or the installation (pursuant to enforcement of lender or MPEA remedies) of any other operator of the district energy plant in lieu of the partnership, and except for the partnership's obligations relating to the letter of credit in favor of the MPEA described above and costs to the extent incurred by the MPEA in connection with the enforcement of obligations of the partnership or the guarantors.


8.  TAX MATTERS

       On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in March 1994 payments of principal and interest to the Company in total amount of approximately $28 million, or $21 million after income taxes. Peoples Gas and North Shore Gas have each received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.7 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At March 31, 1994, approximately $14 million is included in Reserves and Deferred Credits - Other. Each utility will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utilities will incur during that year.

9.  ISSUANCE OF BONDS

       On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of North Shore Gas' previously issued first mortgage bonds and for general corporate purposes. North Shore Gas expects to issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of the future offering will be used for general corporate purposes.

       On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds ($75 million 5 3/4% Series A and $27 million adjustable-rate Series B), which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. The proceeds are being held in a trust fund until drawn down by Peoples Gas for reimbursement of construction expenditures.

       In accordance with provisions of the Internal Revenue Code and regulations thereunder, any arbitrage income must be paid to the federal government. Additionally, all assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.


10.  INTEREST-RATE ADJUSTMENTS

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

       The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate Bonds, Series EE, currently is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. The interest rate on such bonds is 2.55 percent for the period December 1, 1993, through November 30, 1994.

       Effective November 1, 1993, the rate of interest on North Shore Gas' Adjustable-Rate Bonds, Series J, was fixed at 8 percent until maturity, November 1, 2020.


11.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

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


12.  GAIN ON DISPOSITION OF PROPERTY

       In June 1992, North Shore Gas completed the sale of certain property at its former Deerfield sub-shop. The sale resulted in a $3.8 million gain, net of selling expenses and income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

       Net income applicable to common stock decreased $2.2 million, to $48.4 million, for the three-month period ended March 31, 1994, from the results of last year's second quarter. The current quarter benefited from uncommonly cold weather that was 8 percent colder than the year-ago period, but the extreme winter conditions increased operating expenses. In addition, the provision for uncollectible accounts was increased, reflecting experience in the fiscal year through the second quarter.

       Net income applicable to common stock for the six- and 12-month periods rose $5.7 million, to $87.4 million, and $1.9 million, to $79.1 million, respectively, from the results of last year's like periods. Results for the current six- and 12-month periods include the recording of one-half of the IRS settlement, in income, increasing net income by $10.7 million. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition to the tax settlement, the current six- and 12-month periods benefited from weather that was 4 percent and 2 percent colder than the respective year-ago periods, while the current 12-month period also was aided by Peoples Gas' rate increase that went into effect on October 10, 1992. (See Note 4(a) of the Notes to Consolidated Financial Statements.) However, the current six- and 12-month results were adversely affected by the same higher operating expenses that hampered the second-quarter's performance. The 12-month figures were reduced further by customer conservation measures and by the accrual of postretirement benefit costs consistent with rate treatment granted Peoples Gas. Also, the prior 12-month period included the net gain on the sale of North Shore's Deerfield property.

       A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                Three Months Ended            Six Months Ended               12 Months Ended
                                     March 31,                    March 31,                     March 31,
                                  1994 Over 1993               1994 Over 1993                1994 Over 1993
                             ----------------------        --------------------         ---------------------
(Thousands of dollars)         Amount         %              Amount        %               Amount         %
- - -------------------------------------------------------------------------------------------------------------


Net operating revenues*      $  4,385        2.5           $  3,174       1.0           $  16,614        3.6
Operation and
  maintenance expenses          5,154        8.0              7,144        5.7             17,345        7.3
Depreciation expense              972        6.4              1,699        5.7              3,570        6.1
Income taxes                      377        1.3               (684)      (1.4)               391        1.1
Other income                      948       65.1             11,701      390.6              7,215       66.6
Income deductions                 859        7.4                795        3.4                108        0.2
Net Income                     (2,239)      (4.4)             5,689        7.0              1,875        2.4

- - --------------------------------------------------------------------------------
                             ( ) Denotes red figure.
            * Operating revenues, net of gas costs and revenue taxes.



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

       Net operating revenues increased $4.4 million, to $180.2 million and $3.2 million, to $318.6 million, for the three- and six-month periods, respectively, due primarily to weather that was 8 and 4 percent colder than the weather in the comparable prior periods.

       Net operating revenues increased $16.6 million, to $484.1 million, for the 12-month period, due principally to the impact of the October 1992 rate increase for Peoples Gas (increasing net operating revenues by $19.4 million, or $11.9 million after income taxes). The 12-month period also was affected by a rise in customers' energy conservation measures, partially offset by weather that was 2 percent colder than the prior 12-month period.

OPERATION AND MAINTENANCE

       Operation and maintenance expenses increased $5.2 million, to $69.5 million, $7.1 million, to $132.1 million, and $17.3 million, to $255.9 million, for the three-, six-, and 12-month periods, respectively, due mainly to increases in labor costs associated with the current second quarter's extreme winter conditions and the provision for uncollectible accounts.
The current 12-month period was also affected by an increase in group insurance expenses, due primarily to the accrual of postretirement benefit costs consistent with rate treatment allowed Peoples Gas (see Note 11 of the Notes to Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

DEPRECIATION EXPENSE

       Depreciation expense increased $972,000, to $16.2 million, $1.7 million to $31.4 million, and $3.6 million, to $62.5 million, for the three-, six-, and 12-month periods, respectively, due primarily to depreciable property additions.

INCOME TAXES

       Income taxes increased $377,000, to $30.3 million, for the three-month period and increased $391,000 to $36.9 million, exclusive of $3.3 million included in other income related to the IRS settlement (see Note 8 of the Notes to Consolidated Financial Statements), for the 12-month period, due principally to the federal tax rate change from 34 percent to 35 percent effective
January 1, 1993 and decreased adjustments to deferred taxes, partially offset by lower pre-tax income.

       Income taxes, exclusive of the $3.3 million included in other income related to the IRS settlement, decreased $684,000 to $47.5 million, for the six-month period, due mainly to lower pre-tax income, partially offset by the aforementioned tax rate change.

OTHER INCOME

       Other income increased $948,000, to $2.4 million, for the three-month period, due mainly to increased interest income resulting from the proceeds being held in a trust fund generated from Peoples Gas' December 1993 issuance of bonds. (See Note 9 of the Notes to Consolidated Financial Statements.)

       Other income increased $11.7 million, to $14.7 million, and $7.2 million, to $18.0 million, for the six- and 12-month periods, due primarily to recording the IRS settlement of approximately $10.7 million after income taxes. (See Note 8 of the Notes to Consolidated Financial Statements.) The prior 12-month period included the net gain on the sale of certain property by North Shore Gas. (See
Note 12 of the Notes to Consolidated Financial Statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

INCOME DEDUCTIONS

       Income deductions increased $859,000, to $12.4 million, and $795,000, to $24.3 million, for the three- and six-month periods, respectively, due chiefly to increased interest on long-term debt reflecting additional debt issued, partially offset by lower preferred stock dividends resulting from redemptions.

OTHER MATTERS

       Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income.

       On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in March 1994 payments of principal and interest to the Company in total amount of approximately $28 million, or $21 million after income taxes. (See Note 8 of the Notes to Consolidated Financial Statements.)

       In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by SFAS No.
109.  (See Note 2(c) of the Notes to Consolidated Financial Statements.)

       In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 requires adoption by the Company no later than fiscal 1995. (See Note 11 of the Notes to Consolidated Financial Statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OTHER MATTERS (Continued)

       Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 11 of the Notes to Consolidated Financial Statements.)

       In 1992, the FERC issued Order No. 636 and successor orders that require substantial restructuring of the service obligations of interstate pipelines. (See Notes 2(d), 4(a), and 4(b) of the Notes to Consolidated Financial Statements.)

       On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. (See Notes 2(d), 4(a), and 4(b) of the Notes to Consolidated Financial Statements.)

       On May 1, 1994, a Chicago city ordinance imposing a use tax on natural gas became effective. Under the ordinance, the use or consumption of natural gas in Chicago is taxed at a rate of 1.5 cents per therm. The use tax does not apply to gas used or consumed by a governmental body, a purchaser exempt from the municipal utility tax, a gas public utility, or a person using natural gas as vehicle fuel. To prevent multiple taxation, the use tax also does not apply to the use of gas by persons who are charged for a state or municipal tax with respect to the purchase of such gas. Because Peoples Gas is subject to such state and municipal taxes and recovers the cost of such taxes from its customers, the use tax does not apply to the use of gas which is purchased from Peoples Gas. Rather, the tax is directed at users who are transportation customers of Peoples Gas; these users have been avoiding local taxation on purchases of gas by purchasing gas from out-of-state sellers. Peoples Gas is collecting the tax for the City and is paid a fee of three percent of the taxes collected. Peoples Gas will not be liable for failure of users to pay the use tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

INDENTURE RESTRICTIONS. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $63.4 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

DISTRICT ENERGY. On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The services will be supplied from a central plant, a concept known as district energy. The other partner is a subsidiary of Trigen Energy Corporation, a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. (See Note 7 of the Notes to Consolidated Financial Statements.)

INTEREST COVERAGE. Peoples Gas' fixed charges coverage ratios for the 12 months ended March 31, 1994, and fiscal 1993 and 1992 were 3.63, 3.57, and 3.18, respectively. The current 12-month period ratio reflects the recording of Peoples Gas' fiscal 1994 portion of the IRS settlement in income. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, the increase in the current 12-month period and fiscal 1993 ratios as compared to fiscal 1992 is primarily attributable to the benefit of the rate increase approved in October 1992 and decreased fixed charges, partially offset by increased operating expenses.

       The corresponding coverage ratios for North Shore Gas for the same periods were 3.29, 2.91, and 4.20, respectively. The current 12-month period ratio reflects the recording of North Shore Gas' fiscal 1994 portion of the IRS settlement in income. (See Note 8 of the Notes to Consolidated Financial Statements.) The fiscal 1992 ratio includes the net gain on the sale of property at Deerfield. (See Note 12 of the Notes to Consolidated Financial Statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

ENVIRONMENTAL MATTERS. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 5(a) of the Notes to Consolidated Financial Statements.)

       In February 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately $31 million. North Shore Gas is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site.

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

BONDS ISSUED. On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million due
May 1, 2003.  (See Note 9 of the Notes to Consolidated Financial Statements.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

       On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. (See Note 9 of the Notes to Consolidated Financial Statements.)

CREDIT LINES. The Company has a line of credit of $10 million that expires December 16, 1994, to cover projected short-term credit needs of the Company.
On February 1, 1994, the utility subsidiaries reduced their lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 10 of the Notes to Consolidated Financial Statements.)

OTHER MATTERS. In February 1994, MidCon Corp. (MidCon) paid the Company approximately $7.3 million. The payment relates to the reorganization of the Company that occurred in November 1981. Prior to the reorganization, MidCon and its subsidiaries were subsidiaries of the Company. The Company and MidCon agreed to allocate state income tax liabilities for certain years ending prior to October 1, 1982. The $7.3 million payment was made pursuant to such agreement. Payment was delayed until MidCon was assured of appropriate federal income tax treatment.

                           PEOPLES ENERGY CORPORATION

                           PART II.  OTHER INFORMATION

                                 MARCH 31, 1994


ITEM 1.     LEGAL PROCEEDINGS

       See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

       See Note 6 of the Notes to Consolidated Financial Statements for a discussion of an over-pressure condition that occurred on January 17, 1992, in Peoples Gas' gas mains on the Near Northwest Side of the City of Chicago.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            a. The Company held its Annual Meeting of Stockholders on February 25, 1994.

            c.   The following matters were voted upon at the Annual Meeting of
                 Stockholders:

                 1. The election of nominees for Directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows:
            Pastora San Juan Cafferty, Franklin A. Cole, J. Bruce Hasch, Frederick C. Langenberg, Homer J. Livingston, Jr., William G. Mitchell, Earl L. Neal, Michael S. Reeves, Richard E. Terry, Richard
            P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:



                                                                                            BROKER
                                                           FOR            WITHHELD         NON-VOTES
                                                      ------------       ----------       -----------
               Pastora San Juan Cafferty . . . . .     29,449,584          338,960             0
               Franklin A. Cole. . . . . . . . . .     29,511,929          289,796             0
               J. Bruce Hasch. . . . . . . . . . .     29,613,656          220,606             0
               Frederick C. Langenberg . . . . . .     29,564,123          249,911             0
               Homer J. Livingston, Jr . . . . . .     29,600,474          226,283             0
               William G. Mitchell . . . . . . . .     29,603,157          231,496             0
               Earl L. Neal. . . . . . . . . . . .     29,560,608          250,176             0
               Michael S. Reeves . . . . . . . . .     29,529,403          262,321             0
               Richard E. Terry. . . . . . . . . .     29,611,294          224,219             0
               Richard P. Toft . . . . . . . . . .     29,614,225          226,253             0
               Arthur R. Velasquez . . . . . . . .     29,543,770          261,532             0

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

                 2. A proposal to ratify the recommendation of the Audit
            Committee and the appointment by the Board of Directors of Arthur Andersen & Co. as the independent public accountants for the Company and its subsidiaries for the fiscal year ending September 30, 1994. The Inspectors of Election certified the following vote tabulations:


                                                       BROKER
               FOR            AGAINST    ABSTAIN     NON-VOTES
            ----------        -------    -------     ---------
            29,257,513        327,507    206,894         0


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.   Exhibits

                      None

            b.   Reports on Form 8-K filed during the quarter ended
                 March 31, 1994

                      None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PEOPLES ENERGY CORPORATION
                                                         (Registrant)




          MAY 11, 1994                   By:         K. S. BALASKOVITS
- - ----------------------------------          ----------------------------------
                 (Date)                              K. S. Balaskovits
                                              Vice President and Controller





                                                    (Same as above)
                                             ---------------------------------
                                                Principal Accounting Officer