Form 10-Q
period 1994-06-30
PEOPLES ENERGY CORP
filed 1994-08-12
CIK 77385

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)

     /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,868,069 shares of Common Stock, without par value, outstanding at July 31, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PEOPLES ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                        Three                         Nine                         Twelve
                                                    Months Ended                 Months Ended                  Months Ended
                                                      June 30,                     June 30,                      June 30
                                                ---------------------       ----------------------      -------------------------
                                                 1994          1993           1994           1993           1994            1993
                                                --------     --------       ---------     --------      -----------    ----------
                                                                      (Thousands, Except per-Share Amounts)

OPERATING REVENUES:
  Gas sales                                    $180,408       $198,513     $1,056,097     $1,011,777     $1,171,458     $1,103,373
  Transportation of customer-
    owned gas                                    21,752         21,935         92,743        100,799        109,892        120,311
  Other                                           4,631          3,855         11,826         10,308         15,372         13,472
                                               --------       --------     ----------     ----------     ----------     ----------
    Total Operating Revenues                    206,791        224,303      1,160,666      1,122,884      1,296,722      1,237,156
                                               --------       --------     ----------     ----------     ----------     ----------

OPERATING EXPENSES:
  Gas costs                                      92,823        103,679        628,983        592,440        682,894        635,717
  Operation                                      48,905         51,765        162,864        160,122        215,832        209,722
  Maintenance                                     9,853          8,911         27,976         25,491         38,177         35,290
  Depreciation                                   16,643         15,240         48,086         44,984         63,909         59,085
  Taxes - Income                                    143            892         47,615         49,048         36,132         35,062
        - State & local revenue                  22,277         23,981        121,399        118,383        134,690        129,958
        - Other                                   4,587          5,237         15,151         15,569         20,301         20,641
                                               --------       --------     ----------     ----------     ----------     ----------
    Total Operating Expenses                    195,231        209,705      1,052,074      1,006,037      1,191,935      1,125,475
                                               --------       --------     ----------     ----------     ----------     ----------

OPERATING INCOME                                 11,560         14,598        108,592        116,847        104,787        111,681
                                               --------       --------     ----------     ----------     ----------     ----------

OTHER INCOME:
  Interest income                                 2,390          1,276          3,932          2,466          4,410          3,504
  Allowance for funds used
    during construction                              --             --             --             --             --             91
  Miscellaneous                                     566            958         13,722          2,764         14,360          3,189
                                               --------       --------     ----------     ----------     ----------     ----------
      Total Other Income                          2,956          2,234         17,654          5,230         18,770          6,784
                                               --------       --------     ----------     ----------     ----------     ----------

GROSS INCOME                                     14,516         16,832        126,246        122,077        123,557        118,465
                                               --------       --------     ----------     ----------     ----------     ----------

INCOME DEDUCTIONS:
  Interest on long-term debt
    of subsidiaries                              11,336         10,806         32,898         31,311         43,101         41,574
  Other interest                                    331            320          2,631          2,509          3,067          3,168
  Amortization of debt discount
    and expense                                     206            190            604            544            787            711
  Preferred stock dividends of
    a subsidiary                                     --            196             --            647             71            949
  Miscellaneous                                      39            429            118            473           (246)           498
                                               --------       --------     ----------     ----------     ----------     ----------
      Total Income Deductions                    11,912         11,941         36,251         35,484         46,780         46,900
                                               --------       --------     ----------     ----------     ----------     ----------

NET INCOME                                     $  2,604       $  4,891     $   89,995     $   86,593     $   76,777     $   71,565
                                               --------       --------     ----------     ----------     ----------     ----------
                                               --------       --------     ----------     ----------     ----------     ----------

Average Shares of Common Stock
  Outstanding                                    34,859         34,815         34,849         34,805         34,843         34,797

Earnings Per Share of Common Stock             $    .07       $    .14     $     2.58     $     2.49     $     2.20     $     2.06
                                               --------       --------     ----------     ----------     ----------     ----------
                                               --------       --------     ----------     ----------     ----------     ----------

Dividends Declared Per Share                   $    .45       $   .445     $    1.345     $     1.33        $  1.79     $     1.77
                                               --------       --------     ----------     ----------     ----------     ----------
                                               --------       --------     ----------     ----------     ----------     ----------

- - ----------------------------------------------------------------------------------------------------------------------------------

                             ( ) Denotes red figure.
     The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,                       June 30,
                                                            1994        September 30,       1993
                                                         (Unaudited)         1993       (Unaudited)
                                                         -----------    -------------   -----------
                                                                         (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
  at original cost                                          $1,997,676     $1,950,981     $1,913,130
    Less - Accumulated depreciation                            668,609        632,965        631,797
                                                            ----------     ----------     ----------
      Net property, plant and equipment                      1,329,067      1,318,016      1,281,333
Gas supply advances and investments                                924            941            976
Other investments                                               15,662         15,420         13,473
                                                            ----------     ----------     ----------

    TOTAL CAPITAL INVESTMENTS - NET                          1,345,653      1,334,377      1,295,782
                                                            ----------     ----------     ----------

CURRENT ASSETS

Cash                                                             4,302          8,511         13,131
Cash equivalents                                               170,425         16,240         53,342
Other temporary cash investments,
  at cost that approximates market value                         1,100          1,100          1,100
Trust fund, utility construction                                44,494          4,243         13,788
Receivables -
  Customers, net of allowance for
    uncollectible accounts of $18,975,
     $19,789, and $20,382, respectively                        128,327         81,218        130,789
  Other                                                          2,660         30,698          1,891
Accrued unbilled revenues                                       15,049         30,038         17,296
Materials and supplies, at average cost                         24,629         25,652         26,547
Gas in storage, at last-in, first-out cost                      99,391        145,005         99,634
Gas costs recoverable through rate adjustments                  16,929         51,526         58,874
Prepayments                                                      2,696          2,441          3,055
                                                            ----------     ----------     ----------

    TOTAL CURRENT ASSETS                                       510,002        396,672        419,447
                                                            ----------     ----------     ----------

DEFERRED CHARGES                                                49,690         34,821         31,257
                                                            ----------     ----------     ----------

      TOTAL PROPERTIES AND OTHER ASSETS                     $1,905,345     $1,765,870     $1,746,486
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

- - ----------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
  The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                          June 30,                       June 30,
                                                            1994        September 30,       1993
                                                         (Unaudited)         1993       (Unaudited)
                                                         -----------    -------------   -----------
                                                                  (Thousands, except share data)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholders' Equity:
     Common stock, without par value
          Authorized - 60,000,000 shares
          Outstanding - 34,868,069, 34,822,842,
            and 34,822,538 shares, respectively             $  276,120     $  275,019     $  275,015
     Retained earnings                                         396,545        353,432        382,560
                                                            ----------     ----------     ----------
          Total Common Stockholders' Equity                    672,665        628,451        657,575
Redeemable cumulative preferred stock
     of a subsidiary, $100 par value,
     exclusive of sinking fund payments
     and redemptions due within one year                            --             --          1,700
Long-term debt of subsidiaries,
     exclusive of sinking fund payments
     and maturities due within one year                        626,075        528,075        528,075
                                                            ----------     ----------     ----------

          TOTAL CAPITALIZATION                               1,298,740      1,156,526      1,187,350
                                                            ----------     ----------     ----------

CURRENT LIABILITIES

Interim loans of subsidiaries                                      100         68,600             --
Accounts payable                                               124,109        118,220        111,287
Dividends payable on common stock                               15,690         15,496         15,496
Customer gas service and credit deposits                        18,800         43,076         22,726
Sinking fund payments and maturities, and
     redemptions, due within one year -
          Long-term debt of subsidiaries                         4,000          4,000          4,000
          Redeemable cumulative preferred stock
            of a subsidiary                                         --          3,400          1,700
Accrued taxes                                                   54,359         27,914         55,856
Gas sales revenue refundable through
     rate adjustments                                           38,073          8,220          7,980
Accrued interest                                                 9,582         10,371          9,214
Temporary LIFO liquidation credit                               48,720             --         60,679
                                                            ----------     ----------     ----------
          TOTAL CURRENT LIABILITIES                            313,433        299,297        288,938
                                                            ----------     ----------     ----------

RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
     accelerated depreciation                                  208,416        194,664        178,472
Investment tax credits being amortized
     over the average lives of related property                 40,327         41,676         42,056
Other                                                           44,429         73,707         49,670
                                                            ----------     ----------     ----------
          TOTAL RESERVES AND DEFERRED CREDITS                  293,172        310,047        270,198
                                                            ----------     ----------     ----------

          TOTAL CAPITALIZATION AND LIABILITIES              $1,905,345     $1,765,870     $1,746,486
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

- - ----------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                          June 30,
                                                                   ------------------------
                                                                     1994            1993
                                                                   -----------    ---------
                                                                        (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                       $ 89,995       $ 86,593
  Adjustments to reconcile net income to net cash:
    Depreciation                                                     48,086         44,984
    Deferred income taxes and investment tax credits - net            5,678          2,200
    Change in other deferred credits and reserves                   (22,553)        (5,716)
    Change in deferred charges                                      (14,869)         1,939
    Other                                                                17             29
                                                                   --------       --------
                                                                    106,354        130,029
    Change in certain current assets and liabilities:
      Receivables - net                                             (19,071)       (72,332)
      Accrued unbilled revenues                                      14,989          6,249
      Materials and supplies                                          1,023            579
      Gas in storage                                                 45,614         42,404
      Rate adjustments recoverable or refundable                     64,450        (31,657)
      Accounts payable                                                5,889         20,294
      Customer gas service and credit deposits                      (24,276)       (25,735)
      Accrued taxes                                                  26,445         39,714
      Accrued interest                                                 (789)          (698)
      Temporary LIFO liquidation credit                              48,720         60,679
      Other                                                            (254)          (880)
                                                                   --------       --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                         269,094        168,646
                                                                   --------       --------

INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction               (57,859)       (80,115)
  Other assets                                                       (1,278)        (2,563)
  Other temporary cash investments                                       --           (300)
  Other long-term cash investments                                     (514)          (235)
  Other capital investments                                             272            326
                                                                   --------       --------

  NET CASH USED IN INVESTING ACTIVITIES                             (59,379)       (82,887)
                                                                   --------       --------

FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                               (68,500)       (28,900)
  Issuance of long-term debt of subsidiaries                        102,000        115,000
  Trust fund, utility construction                                  (40,251)       (13,788)
  Retirement of long-term debt of subsidiaries                       (4,000)       (74,811)
  Redemption of preferred stock of a subsidiary                      (3,400)       (11,400)
  Dividends paid on common stock                                    (46,688)       (46,105)
  Issuance of common stock - net                                      1,100          1,011
                                                                   --------       --------

  NET CASH USED IN FINANCING ACTIVITIES                             (59,739)       (58,993)
                                                                   --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           149,976         26,766

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     24,751         39,707
                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $174,727       $ 66,473
                                                                   --------       --------

                                                                   --------       --------

- - ------------------------------------------------------------------------------------------

                           (   )  Denotes red figure.
The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

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

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

2(b) STATEMENT OF CASH FLOWS

          For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

          Income taxes and interest paid (excluding capitalized interest) were as follows:


          For the nine months
          ended June 30,                   1994              1993
          ----------------------------------------------------------
                                                (Thousands)
          Income taxes paid              $33,771            $25,334
          Interest paid                   35,803             34,223


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

                                  JUNE 30,1994

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


3.  COVENANTS REGARDING RETAINED EARNINGS

          North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $62.2 million.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

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

          On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of costs incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs but required that such recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

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

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

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

          Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is gas supply realignment (GSR) costs. The utilities are subject to charges for transition cost recovery by two pipelines: Midwestern Gas Transmission Company/Tennessee Gas Pipeline Company (for Peoples Gas only) and Natural. Contracts with Midwestern and Tennessee having been terminated effective November 30, 1993, transition cost billings by these companies are limited to the period September 1993 through November 1993. Charges for Natural's transition costs commenced on January 1, 1994. While the total amount of the transition costs expected to be billed to the utility companies by Natural is uncertain at this time, such total amount is expected to be substantial. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. On February 1, 1994, Natural filed a Stipulation and Agreement (S & A) with the FERC addressing GSR costs. On May 12, 1994, the FERC issued an order approving, with modifications, the S & A. In response to that order, Natural filed a revised S & A on July 19, 1994. If approved by the FERC, the revised S & A would place a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap would be approximately $103 million and for North Shore Gas, that cap would be approximately $25 million.

          The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2(d) and 4(a).)

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

          In May 1990, North Shore Gas was notified by the EPA that the EPA had documented the release or threatened release of hazardous substances, pollutants, and contaminants at a site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan I
     Site). Also, North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation were notified that each may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) with respect to the Waukegan I Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary.

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

          In September 1991, North Shore Gas, the Elgin, Joliet and Eastern Railway (EJ&E), and the North Shore Sanitary District (NSSD) each received an administrative order (AO) issued by the EPA. The AO directed all three entities to remove and dispose of all visible

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  ENVIRONMENTAL MATTERS (Continued)

5(a) Former Manufactured Gas Plant Sites (Continued)

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

          The current owner of a site in McCook, Illinois, near Chicago, has advised Peoples Gas that the owner has found what appear to be wastes associated with by-products of the gas manufacturing process under its property. The owner has asserted that these wastes are the responsibility of Peoples Gas. Peoples Gas is currently evaluating this claim.

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

          The current owners of a site in Chicago, formerly called Pitney Court Station, have advised Peoples Gas that they found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from Peoples Gas because of the presence of such wastes. Peoples Gas has rejected this demand, but may conduct an RI/FS of the site under the supervision of the IEPA.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  ENVIRONMENTAL MATTERS (Continued)

5(a) Former Manufactured Gas Plant Sites (Continued)

          Peoples Gas has observed what appear to be gas purification wastes on a site in Chicago, formerly called the 110th Street Station, and property contiguous thereto. Peoples Gas has fenced the site and the contiguous property and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

          The current owners at a site in Chicago, formerly called South Station, have recently advised Peoples Gas that they have found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from Peoples Gas because of the presence of such wastes. Peoples Gas is currently evaluating this claim.

          Peoples Gas recently became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. The current owners of the site and Peoples Gas have agreed that Peoples Gas should conduct a preliminary investigation to determine whether gas manufacturing wastes are present at the site.

          The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of June 30, 1994, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $16.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  ENVIRONMENTAL MATTERS (Continued)

5(a) FORMER MANUFACTURED GAS PLANT SITES (Continued)

          Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of costs associated with the investigation and remediation of residues from the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred as of June 30, 1994 have not been reduced to reflect recoveries from insurance carriers.

          Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to the sites of their former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are authorized to recover the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. As of June 30, 1994, the subsidiaries had recovered $3.8 million of such costs through rates. (See Note 4(a) for a discussion of proceedings regarding the recovery of such costs through utility rates.)

5(b) DENVER SITE

          In February 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately $31 million. North Shore Gas is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  ENVIRONMENTAL MATTERS (Continued)

5(c) CLEAN WATER ACT PERMIT

          Peoples District Energy is a 50 percent participant in a partnership formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business is constructing and operating district energy facilities. The partnership's operations include operation of existing heating and cooling equipment at McCormick Place through agreement with the exposition center's owner, the Metropolitan Pier and Exposition Authority (MPEA). In connection with these operations, the partnership reviewed McCormick Place's compliance with the National Pollutant Discharge Elimination System (NPDES), established under the Clean Water Act and found that the MPEA did not have the necessary NPDES permit for the discharge of cooling water into Lake Michigan. The partnership and the MPEA have applied to the IEPA for the requisite permit. Failure to obtain the permit could result in the partnership's having to obtain alternative cooling facilities at substantial cost. Management expects to obtain the NPDES permit and believes that the costs associated with the permit will not be material. (See Note 7 for a discussion of the partnership's operations at McCormick Place.)


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

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.  GAS OVER-PRESSURE CONDITION (Continued)

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

     The Company and Peoples Gas carry substantial insurance coverage. If liability were found on the part of the Company or Peoples Gas, management believes that any costs incurred for damages will be adequately covered by insurance. However, Peoples Gas' primary insurance carrier has asserted that under Illinois law, liability for punitive damages is not insurable. Peoples Gas has advised the insurance carrier that it disagrees and intends to assert all of its rights against

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.  GAS OVER-PRESSURE CONDITION (Continued)

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


7.  DISTRICT ENERGY

     On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership, Trigen-Peoples District Energy Company, formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The services will be supplied from a central plant, a concept known as district energy. The other partner is a subsidiary of Trigen. Neither the partnership nor its partners are regulated as a public utility.

     In December 1992, the partnership entered into a 28-year contract with the MPEA to construct and operate a plant that will provide steam and chilled water to McCormick Place for heating and cooling purposes. On November 1, 1993, the partnership assumed operation of the current space-conditioning system and began providing service to the two existing halls. The partnership also will provide heating and cooling to a planned exhibition hall that is scheduled to be in operation early in 1997. The partnership is obligated to provide services to McCormick Place for the term of the contract at or below the cost (as determined by a contractual formula) that the MPEA would incur to produce heating and cooling for itself. The contract also obligates the partnership to complete and pay for construction of the plant by certain dates specified in the contract. To secure its obligations during the service period under the contract, the partnership is obligated to provide, maintain, and reinstate a letter of credit upon which the MPEA can draw to pay its costs, expenses, and damages, up to $4 million per incident, principally in the event of the partnership's failure to cure timely an interruption of service.

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

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.  DISTRICT ENERGY (Continued)

     In addition to committing capital to the partnership, the Company and Trigen have provided two joint and several guarantees to the MPEA of the partnership's performance of its obligations under the contract. One of the guarantees covers all obligations of the partnership relating to construction of the project (Construction Obligations), and is limited in the aggregate to $15 million, except for the guarantors' funding obligations described above and costs to the extent incurred by the MPEA in connection with enforcement of obligations of the partnership or the guarantors. The second guarantee covers all obligations of the partnership other than the Construction Obligations, including liabilities arising from an interruption of service to McCormick Place, insolvency of the partnership, or other partnership default. This second guarantee is limited in the aggregate to $11 million, except for an additional $4 million to $8 million in the event of insolvency of the partnership or the installation (pursuant to enforcement of lender or MPEA remedies) of any other operator of the district energy plant in lieu of the partnership, and except for the partnership's obligations relating to the letter of credit in favor of the MPEA described above and costs to the extent incurred by the MPEA in connection with the enforcement of obligations of the partnership or the guarantors. (See
Note 5(c) for a discussion of certain environmental matters relating to the partnership.)


8.  TAX MATTERS

     On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in March 1994 payments of principal and interest to the Company in total amount of approximately $28 million, or $21 million after income taxes. Peoples Gas and North Shore Gas have each received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.7 million after income taxes, in income for that month; the amount after income taxes is included in Other Income - Miscellaneous. At June 30, 1994, approximately $14 million is included in Reserves and Deferred Credits - Other. Each utility will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utilities will incur during that year.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.  ISSUANCE OF BONDS

     On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of North Shore Gas' previously issued first mortgage bonds and for general corporate purposes. North Shore Gas expects to issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of the future offering will be used for general corporate purposes.

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

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


10.  INTEREST-RATE ADJUSTMENTS (Continued)

     Effective November 1, 1993, the rate of interest on North Shore Gas' Adjustable-Rate Bonds, Series J, was fixed at 8 percent until maturity, November 1, 2020.


11.  RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

     In December 1990, the Financial Accounting Standards Board (FASB) issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service. The Accumulated Postretirement Benefit Obligation as of October 1, 1993, was approximately $110.6 million. The unfunded obligation will be amortized over 20 years. The cost for fiscal 1994 is approximately $15.9 million.

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

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock decreased $2.3 million, to $2.6 million, for the three-month period ended June 30, 1994, from the results of last year's third quarter. The current quarter was adversely affected by lower gas deliveries resulting from weather that was 13 percent warmer than the prior year's similar quarter and, to a lesser extent, from customer conservation measures.

     Net income applicable to common stock for the nine- and 12-month periods rose $3.4 million, to $90.0 million and $5.2 million, to $76.8 million, respectively, from the results of last year's like periods. Results for the current nine- and 12-month periods include the recording of one-half of the IRS settlement, in income, increasing net income by $10.7 million. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition to the IRS settlement, the current nine- and 12-month periods benefited from weather that was 2 percent colder than the respective year-ago periods, while the current 12-month period also was aided by Peoples Gas' rate increase that went into effect on October 10, 1992. (See Note 4(a) of the Notes to Consolidated Financial Statements.) However, the current nine- and 12-month results were partially offset by higher operating expenses, including increases in labor costs, depreciation expense, and the provision for uncollectible accounts. Customer conservation measures and an increase in the federal income tax rate also negatively impacted both current periods.

     The Company expects that earnings for the entire 1994 fiscal year through September 30 will be in the range of $2.05 to $2.15 per share, which would approximate 1993's performance of $2.11 per share.

     A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                                Three Months Ended        Nine Months Ended       12 Months Ended
                                                    June 30,                 June 30,                June 30,
                                                 1994 OVER 1993            1994 OVER 1993          1994 OVER 1993
                                                --------------------      ------------------     -----------------
(THOUSANDS OF DOLLARS)                           AMOUNT         %          AMOUNT        %         AMOUNT      %
- - -----------------------------------------------------------------------------------------------------------------
Net operating revenues*                         $(4,952)       (5.1)     $(1,777)       (0.4)    $7,657       1.6
Operation and
    maintenance expenses                         (1,918)       (3.2)       5,227         2.8      8,997       3.7
Depreciation expense                              1,403         9.2        3,102         6.9      4,824       8.2
Income taxes                                       (749)      (84.0)      (1,433)       (2.9)     1,070       3.1
Other income                                        722        32.3       12,424       237.6     11,986     176.7
Income deductions                                   (29)       (0.2)         767         2.2       (120)     (0.3)
Net Income                                       (2,287)      (46.8)       3,402         3.9      5,212       7.3

- - -----------------------------------------------------------------------------------------------------------------


                             ( ) Denotes red figure.
            * Operating revenues, net of gas costs and revenue taxes.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

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

     Net operating revenues decreased $5.0 million, to $91.7 million and $1.8 million, to $410.3 million, for the current three- and nine-month periods, respectively. The three-month period included weather that was 13 percent warmer than the similar year-ago quarter ; the nine-month period included weather that was 2 percent colder than the like year-ago period. Both current periods were adversely affected by customer conservation measures.

     Net operating revenues increased $7.7 million, to $479.1 million, for the current 12-month period, due principally to the impact of the October 1992 rate increase for Peoples Gas (increasing net operating revenues by $9.8 million, or $6.0 million after income taxes). The 12-month period also was affected by a rise in customer conservation measures, partially offset by weather that was 2 percent colder than the prior 12-month period.

OPERATION AND MAINTENANCE

     Operation and maintenance expenses decreased $1.9 million, to $58.8 million, for the current three-month period, due primarily to lower employee benefits expenses for group insurance and pensions.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OPERATION AND MAINTENANCE (Continued)

     Operation and maintenance expenses increased $5.2 million, to $190.8 million and $9.0 million, to $254.0 million, for the current nine-, and 12-month periods, respectively, due mainly to increases in labor costs associated with this year's extreme winter conditions and the provision for uncollectible accounts, partially offset by a reduction of environmental clean-up costs recovered through rates.

DEPRECIATION EXPENSE

     Depreciation expense increased $1.4 million, to $16.6 million, $3.1 million, to $48.1 million, and $4.8 million, to $63.9 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to depreciable property additions.

INCOME TAXES

     Income taxes decreased $749,000, to $143,000, for the current three-month period, due principally to lower pre-tax income, offset in part, by decreased adjustments to deferred taxes.

     Income taxes, exclusive of the $3.3 million included in other income related to the IRS settlement (see Note 8 of the Notes to Consolidated Financial Statements), decreased $1.4 million, to $47.6 million, for the current nine-month period, due mainly to lower pre-tax income, partially offset by the federal income tax rate change from 34 percent to 35 percent effective
January 1, 1993, and decreased adjustments to deferred taxes.

     Income taxes, exclusive of the $3.3 million included in other income related to the IRS settlement, increased $1.1 million, to $36.1 million, for the current 12-month period, due primarily to the aforementioned federal income tax rate change and decreased adjustments to deferred taxes, offset in part, by lower pre-tax income.

OTHER INCOME

     Other income increased $722,000, to $3.0 million, for the current three-month period, due mainly to higher interest income reflecting larger cash balances available for investment and to increased interest income resulting from the proceeds being held in a trust fund generated from Peoples Gas' December 1993 bond issuance. (See Note 9 of the Notes to Consolidated Financial Statements.)

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS (Continued)

OTHER INCOME (Continued)

     Other income increased $12.4 million, to $17.7 million and $12.0 million, to $18.8 million, for the respective current nine- and 12-month periods, due primarily to recording the IRS settlement of approximately $10.7 million after income taxes. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, both the nine- and 12-month periods include $1.1 million of interest income resulting from the aforementioned trust fund.

INCOME DEDUCTIONS

     Income deductions increased $767,000, to $36.3 million for the current nine- month period, due chiefly to increased interest on long-term debt reflecting additional debt issued, partially offset by lower preferred stock dividends resulting from redemptions.

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

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

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

     On June 10, five customers of Peoples Gas filed a complaint in the Cook County Circuit Court asserting that the use tax is invalid on constitutional grounds and naming the City of Chicago, the Chicago Director of Revenue, and Peoples Gas as defendants. Under the collection agreement between Peoples Gas and the City, if the use tax were found invalid, Peoples Gas would not be responsible for making any refunds to customers and would not be required to refund any fees to the City.

     Peoples Gas and North Shore Gas are undertaking a major project to reengineer their operations with the goal of increasing efficiency, responsiveness to customer needs and cost effectiveness. The project is expected to commence in September, 1994 and to continue for at least two years.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

INDENTURE RESTRICTIONS. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $62.2 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

DISTRICT ENERGY. On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership, Trigen-Peoples District Energy Company, formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The services will be supplied from a central plant, a concept known as district energy. The other partner is a subsidiary of Trigen Energy Corporation, a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. (See Notes 5(c) and 7 of the Notes to Consolidated Financial Statements.)

INTEREST COVERAGE. Peoples Gas' fixed charges coverage ratios for the 12 months ended June 30, 1994, and fiscal 1993 and 1992 were 3.49, 3.57, and 3.18, respectively. The current 12-month period ratio reflects the recording of Peoples Gas' fiscal 1994 portion of the IRS settlement in income. (See Note 8 of the Notes to Consolidated Financial Statements.) In addition, the increase in the current 12-month period and fiscal 1993 ratios as compared to fiscal 1992 is primarily attributable to the benefit of the rate increase approved in October 1992 and decreased fixed charges, partially offset by increased operating expenses.

     The corresponding coverage ratios for North Shore Gas for the same periods were 3.36, 2.91, and 4.20, respectively. The current 12-month period ratio reflects the recording of North Shore Gas' fiscal 1994 portion of the IRS settlement in income. (See Note 8 of the Notes to Consolidated Financial Statements.) The fiscal 1992 ratio includes a net gain of $3.8 million on the sale of property at Deerfield.

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994

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

     In February 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated to be approximately $31 million. North Shore Gas is in the process of examining this claim and is currently unable to determine what liability, if any, it may have for response costs relating to the site. (See Note 5(b) of the Notes to Consolidated Financial Statements.)

     Trigen-Peoples District Energy Company has applied for an NPDES permit under the Clean Water Act. (See Note 5(c) of the Notes to Consolidated Financial Statements.)

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

                           PEOPLES ENERGY CORPORATION

                                  JUNE 30,1994


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

BONDS ISSUED. On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at
6.37 percent due May 1, 2003. (See Note 9 of the Notes to Consolidated Financial Statements.)

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

CREDIT LINES. The Company has a line of credit of $10 million that expires December 16, 1994, to cover projected short-term credit needs of the Company. On February 1, 1994, the utility subsidiaries reduced their lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. On July 1, 1994, the utility subsidiaries again reduced their lines of credit to approximately $131 million from $154 million. Agreements covering $93.7 million of the total will expire on June 29, 1995. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 10 of the Notes to Consolidated Financial Statements.)

OTHER MATTERS. In February 1994, MidCon Corp. (MidCon) paid the Company approximately $7.3 million. The payment relates to unitary tax issues and the reorganization of the Company that occurred in November 1981. Prior to the reorganization, MidCon and its subsidiaries were subsidiaries of the Company. The Company and MidCon agreed to allocate state income tax liabilities for certain years ending prior to October 1, 1982. The $7.3 million payment was made pursuant to such agreement. Payment was delayed until MidCon was assured of appropriate federal income tax treatment.

                           PEOPLES ENERGY CORPORATION

                          PART II. OTHER INFORMATION

                                  JUNE 30,1994

ITEM 1.   LEGAL PROCEEDINGS

     See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

     See Note 6 of the Notes to Consolidated Financial Statements for a discussion of an over-pressure condition that occurred on January 17, 1992, in Peoples Gas' gas mains on the Near Northwest Side of the City of Chicago.

     See Management's Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations - Other Matters for a discussion pertaining to the Chicago Gas Use Tax.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

                    None


          b.   Reports on Form 8-K filed during the quarter ended June 30, 1994

                    None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PEOPLES ENERGY CORPORATION
                                           ------------------------------
                                                    (Registrant)




       AUGUST 12, 1994                  By:   /s/ K. S. BALASKOVITS
- - -----------------------------               -------------------------------
         (Date)                                      K. S. Balaskovits
                                             Vice President and Controller



                                                     (SAME AS ABOVE)
                                            ---------------------------------
                                              Principal Accounting Officer