Form 10-K
period 1994-09-30
PEOPLES ENERGY CORP
filed 1994-12-22
CIK 77385

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

    (Mark One)
       /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                       OR

       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-5540

                           PEOPLES ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                ILLINOIS                               36-2642766
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                   Identification No.)

122 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS              60603
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (312) 431-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  Name on each exchange
           Title of Each Class                     on which registered
     -------------------------------             -----------------------
     Common Stock, without par value             New York Stock Exchange
                                                 Chicago Stock Exchange
                                                 Pacific Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                      ---
State the aggregate market value of the voting stock held by non-affiliates of the registrant:

     Approximately $855 million computed on the basis of the closing market price of $24.50 for a share of Common Stock on November 30, 1994.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, without par value, 34,898,353 shares outstanding at November 30, 1994.

                       DOCUMENTS INCORPORATED BY REFERENCE
                Document                                      Part of Form 10-K
                --------                                      -----------------
Portions of the Company's Notice of Annual Meeting and
Proxy Statement to be filed on or about December 30, 1994         Part III

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    CONTENTS

                                                                        Page
Item No.                                                                 No.
- --------                                                                ----
          PART I

      1.  Business                                                        3

      2.  Properties                                                     10

      3.  Legal Proceedings                                              10

      4.  Submission of Matters to a Vote of Security Holders            10

Executive Officers of the Company                                        11

          PART II

      5.  Market for the Company's Common Stock and Related
            Stockholder Matters                                          13

      6.  Selected Financial Data                                        14

      7.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition                        15

      8.  Financial Statements and Supplementary Data                    22

      9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          49

          PART III

     10.  Directors and Executive Officers of the Company                51

     11.  Executive Compensation                                         51

     12.  Security Ownership of Certain Beneficial Owners and
            Management                                                   51

     13.  Certain Relationships and Related Transactions                 51

          PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                  52

Signatures                                                               58

Exhibit Index                                                            59

                           PEOPLES ENERGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Peoples Energy Corporation (Company) is solely a holding company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas).

     The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 122 South Michigan Avenue, Chicago, Illinois 60603 (Telephone [312] 431-4000). The Company has no employees of its own.

     Peoples Gas, an operating public utility, is engaged primarily in the purchase, production, storage, distribution, sale, and transportation of natural gas. It has approximately 842,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City). Peoples Gas had 3,031 employees at September 30, 1994.


     North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has more than 129,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. North Shore Gas had 247 employees at September 30, 1994.

     Peoples District Energy Corporation (Peoples District Energy), a wholly owned subsidiary of the Company, is a 50 percent participant in a partnership formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. Neither the partnership nor any of its partners is regulated as a public utility. (See Note 5 of the Notes to Consolidated Financial Statements.)

     Two other wholly owned subsidiaries of the Company are: Peoples Energy Services Corporation (Peoples Energy Services) and Peoples NGV Corp. Peoples Energy Services' operations consist of the sale and distribution of carbon monoxide detectors. Peoples NGV Corp. is a participant in a partnership that was formed to develop on-site fueling services for natural gas-powered fleet vehicles. Neither the partnership nor any of its partners is regulated as a public utility.


COMPETITION

     Peoples Gas and North Shore Gas are authorized by statute and/or certificates of public convenience and necessity to conduct operations in the territories they serve. In addition, these subsidiaries operate under franchises and license agreements granted them by the communities they serve. Peoples Gas holds a perpetual, non-exclusive franchise from the City. North Shore Gas' franchises with communities within its service territory are of various terms and expiration dates.

     Absent extraordinary circumstances, potential competitors are barred from constructing competing gas distribution systems in the utility subsidiaries' service territories by a judicial doctrine known as the "first in the field" doctrine. In addition, the high cost of installing duplicate distribution facilities would render the construction of a competing system impractical.

     Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in Peoples Gas' and North Shore Gas' service areas. The capital cost of heating and cooling facilities in new high-rise buildings is higher for gas than for electricity. This circumstance, combined with stagnant high-rise construction activity, has adversely affected the ability of Peoples Gas to attach commercial high-rise buildings. However, Peoples Gas has had some success in attaching high-rise residential buildings, as gas heating results in lower operating costs.

     A substantial portion of the gas that Peoples Gas and North Shore Gas deliver to their customers consists of gas that the subsidiaries' customers purchase directly from producers and marketers rather than from the subsidiaries. These direct customer gas purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.

     A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, none of the subsidiaries' pipeline suppliers has undertaken any service bypassing the subsidiaries. Both utility subsidiaries have a bypass rate approved by the Illinois Commerce Commission (Commission) which allows the utilities to renegotiate rates with customers that are potential bypass candidates.

     Peoples District Energy intends to compete in the heating and cooling market through a partnership that will offer unregulated district energy services for large buildings. (See Note 5 of the Notes to Consolidated Financial Statements.)

     Peoples Energy Services competes in the sale and distribution of carbon monoxide detectors to wholesale and retail customers and is considering entry into other lines of unregulated business in the future. Peoples NGV Corp. intends to compete, through a partnership, in the development of unregulated on-site fueling services for natural gas-powered fleet vehicles.

SALES AND RATES

     Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, liquefied petroleum gas costs, and feedstock costs for synthetic natural gas
(SNG). In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any fiscal year between costs

- -------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.

recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to gas costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1. Peoples Gas and North Shore Gas have been recovering, through their rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas sales on cash flow, see "Liquidity" in Item 7.)

     The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in all market segments and develop opportunities emerging from changes in the utility environment and technological advances in new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and air conditioning.

STATE LEGISLATION AND REGULATION

     Peoples Gas and North Shore Gas are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters.

     On October 6, 1992, the Commission issued an order approving changes in the rates of Peoples Gas that were designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. The new rates were implemented on October 10, 1992. Peoples Gas was allowed a
10.40 percent return on its original-cost rate base, reflecting a 12.25 percent cost of common equity. The Commission's order also approved a rate mechanism by which Peoples Gas will recover costs associated with environmental activities, relating to past manufactured gas operations (see discussion below). (See Note 2A of the Notes to Consolidated Financial Statements.)

     On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 2A of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On December 16, 1994, Peoples Gas filed with the Commission proposed changes in rates that are designed to increase annual revenues by about
$59.9 million, exclusive of additional charges for revenue taxes. Peoples Gas is seeking a rate of return on original-cost rate base of 10.03 percent, which reflects a 12.7 percent cost of common equity. Peoples Gas expects that the Commission, following its usual practices, will not issue a decision regarding Peoples Gas' filed rate increase request until November 1995. Peoples Gas cannot predict the outcome of its rate increase request.

     On December 16, 1994, North Shore Gas filed with the Commission proposed changes in rates that are designed to increase annual revenues by about
$10.1 million, exclusive of additional charges for revenue taxes. North Shore Gas is seeking a rate of return on original-cost rate base of 10.50 percent, which reflects a 12.6 percent cost of common equity. North Shore Gas expects that the Commission, following its usual practices, will not issue a decision regarding North Shore Gas' filed rate increase request until November 1995. North Shore Gas cannot predict the outcome of its rate increase request.

FEDERAL LEGISLATION AND REGULATION

     The Company is a holding company as defined in the Public Utility Holding Company Act of 1935 (Act). By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the Securities and Exchange Commission, pursuant to Section 3(a)(1) of the Act, exempted the Company and its subsidiary companies as such from the provisions of the Act, other than Section 9(a)(2) thereof.

     Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities' distribution systems by interstate pipelines. In their provision of gas sales services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

     The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, North Shore Gas has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements.)

     In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS

     See Note 3 of the Notes to Consolidated Financial Statements.

CURRENT GAS SUPPLY

     Peoples Gas and North Shore Gas have each entered into long- and short-term firm gas supply contracts. When used in conjunction with contract storage, Peoples Gas' company-owned storage, and peak-shaving facilities, as shown in the following table, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements. SNG production is a source of Peoples Gas' annual, peak-season, and peak-day supply. The SNG plant is run at production levels that are consistent with orders of the Commission. The feedstock for the SNG plant is procured via firm supply contracts and spot purchases, as required. The current feedstocks are primarily ethane and refinery fuel gas, with naphtha and natural gasoline used for peaking.

     Although the Company believes North American supply to be sufficient to meet U.S. market demands for some time, it is unable to quantify or otherwise make specific representations regarding national supply availability.

     The following tabulation shows the expected peak-day availability of gas in million cubic feet (MMcf) during the 1994-95 heating season for Peoples Gas and North Shore Gas:

                                            Peoples Gas                         North Shore Gas
                                  --------------------------------        --------------------------------
                                     Peak-Day             Year of            Peak-Day           Year of
                                   Availability           Contract         Availability         Contract
     Source                           (MMcf)             Expiration           (MMcf)           Expiration
- -------------------               -------------          ----------        ------------        ----------

Flow Gas
     Firm Gas Purchases                 540(a)          1995-1998(a)            125(a)         1995-1998(a)
     Synthetic Natural Gas              170(b)                                   --
     Liquefied Petroleum Gas             40                                      59
                                        ---                                     ---
                                        750                                     184
                                        ---                                     ---
Storage Gas
     Leased                             793(c)          1995-1996(c)            122(d)         1995-1996(d)
     Peoples Gas - Manlove Storage      993(e)                                   87(e)         (f)
                                      -----                                     ---
                                      1,786                                     209
                                      -----                                     ---
     Total expected peak-day
      availability                    2,536                                     393
                                      -----                                     ---
                                      -----                                     ---

(a) Consists of firm gas purchases from non-pipeline suppliers delivered via firm pipeline transportation. Under the 636 Orders' right-of-first-refusal process, Peoples Gas and North Shore Gas may retain the firm transportation contract capacity if it matches the best bid made for that capacity in terms of rate (up to the maximum rate permitted) and contract length (up to 20 years).

(b) Peoples Gas' SNG plant has a design peak-day production capability of 170 MMcf. Feedstock contracts for the plant expire during the period 1995-1997. (See "Synthetic Natural Gas Supply" in Item 1.)




ITEM 1.  BUSINESS (Continued)

CURRENT GAS SUPPLY (Continued)

(c) Peoples Gas has maximum storage service withdrawal capacity under contracts with Natural Gas Pipeline Company of America (Natural) of (1) 554 MMcf per day in the period November 1 through February 15, decreasing to 449 MMcf per day until February 28 and to 343 MMcf per day for the balance of the withdrawal season, under a service agreement extending until 1995, (2) 69 MMcf per day under a service agreement extending until 1995, (3) 46 MMcf per day under a service agreement extending until 1995, (4) 24 MMcf per day under a service agreement extending until 1995, (5) 59 MMcf per day, including transportation fuel, under a service agreement extending until 1996, and (6) including transportation fuel, 65 MMcf per day in November, decreasing to 60 MMcf per day in December, 45 MMcf per day in January and 30 MMcf per day in February and March, under a service agreement extending until 1995. All daily withdrawals under the foregoing seasonal and interseasonal agreements are subject to maximum withdrawal constraints. Before terminating any of the services noted in (1) through (4) above, Natural must first seek authority from FERC. The service noted in (5) and
     (6) are subject to the 636 Orders' right-of-first-refusal process. Under this process, Peoples Gas may retain the storage capacity if it matches the best bid made for that capacity in terms of rate (up to the maximum rate permitted under Natural's tariff) and contract length (up to 20 years).

(d) North Shore Gas has maximum storage service withdrawal capacity under contracts with Natural of (1) 56 MMcf per day in the period November 1 through February 15, decreasing to 45 MMcf per day until February 28 and to 34 MMcf per day for the balance of the withdrawal season, under a service agreement extending until 1995, (2) 30 MMcf per day under a service agreement extending until 1995, (3) 7 MMcf per day under a service agreement extending until 1995, (4) 3 MMcf per day under a service agreement extending until 1995, (5) 22 MMcf per day, including transportation fuel, under a service agreement extending until 1996, and
     (6) including transportation fuel, 6.5 MMcf per day in November, decreasing to 6 MMcf per day in December, 4.5 MMcf per day in January and 3 MMcf per day in February and March, under a service agreement extending until 1995. All daily withdrawals under the foregoing seasonal and interseasonal agreements are subject to maximum withdrawal constraints. Before terminating any of the services noted in (1) through (4) above, Natural must first seek authority from FERC. The services noted in (5) and (6) are subject to the 636 Orders' right-of-first-refusal process. Under this process, North Shore Gas may retain the storage capacity if it matches the best bid made for that capacity in terms of rate (up to the maximum rate permitted under Natural's tariff) and contract length (up to 20 years).

(e) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 33,000 MMcf, of which approximately 2,884 MMcf is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MMcf and is capable of regasifying 300 MMcf of gas per day. For the 1994-95 heating season, Manlove Field will have a maximum peak-day delivery capability of approximately 1080 MMcf (including 87 MMcf for the use of North Shore Gas).

(f) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days' notice prior to April 30 of any year thereafter.

     The sources of gas supply (including gas transported for customers) in million cubic feet (MMcf) for Peoples Gas and North Shore Gas for the three fiscal years ended September 30, 1994, 1993, and 1992, were as follows:

                                                  Peoples Gas                     North Shore Gas
                                       -------------------------------     ----------------------------
                                         1994        1993        1992       1994       1993       1992
                                       -------     -------     -------     ------     ------     ------
Source:
  Natural (a)                           14,378      63,996      80,743      2,384     12,293     15,758
  Midwestern Gas
    Transmission Company (b)                --       7,217       6,538         --         --         --
  Other Suppliers (c)                  134,104      76,006      62,024     23,415     12,296      8,556
  Synthetic Natural Gas (d)              8,350       9,723       8,059         --         --         --
  Liquefied Petroleum Gas Produced          30          14           2         79         61          7
  Customer-Owned Gas - Received         91,187      91,046      87,433     12,017     11,956     12,296
  Underground Storage - Net             (2,196)     (1,762)     (1,688)      (718)       (80)      (998)
  Company Use, Franchise
    Requirements, and
    Unaccounted-for Gas                 (4,261)     (4,772)     (2,920)      (339)      (381)      (297)
                                       -------     -------     -------     ------     ------     ------
      Total (e)                        241,592     241,468     240,191     36,838     36,145     35,322
                                       -------     -------     -------     ------     ------     ------
                                       -------     -------     -------     ------     ------     ------

(a)  The DMQ-1 supply contract terminated on November 30, 1993.

(b)  The CD-1 supply contract terminated on August 31, 1993.

(c) The Company purchases significant quantities of gas directly from various suppliers. Commencing December 1, 1993, purchases were more oriented towards long-term supply contracts than short-term spot gas. However, some gas supply is still purchased on a short-term basis whenever such purchases are projected to produce a savings in gas costs without jeopardizing supply security and reliability.

(d)  See "Synthetic Natural Gas Supply" in Item 1.

(e)  See "Gas Sold and Transported" in Item 6.


SYNTHETIC NATURAL GAS SUPPLY

     Peoples Gas owns and operates an SNG plant, the McDowell Energy Center, located near Joliet, Illinois. The plant can use refinery fuel gas and a variety of natural gas liquids, including ethane, naphtha, natural gasoline, normal butane, propane, and ethane/propane mix as feedstock for the production of SNG. While sufficient annual supplies of natural gas are now available, the SNG plant remains a key part of Peoples Gas' annual, peak-season, peak-day, and longer-term gas supply assurance program.

ITEM 2.  PROPERTIES

     All of the principal plants and properties of Peoples Gas and North Shore Gas have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The distribution facilities serve the City and other areas in Northeastern Illinois. In addition to the SNG plant mentioned in Item 1, Peoples Gas owns and operates an underground gas storage reservoir and an LNG plant at Manlove Field located near Champaign, Illinois. Peoples Gas also owns a transmission system that transports gas from Manlove Field to Chicago. The underground storage reservoir and LNG plant also serve North Shore Gas. General properties include a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business.

     Most of the principal plants and properties of Peoples Gas and North Shore Gas, other than mains, services, meters, regulators, and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located under public streets, alleys, and highways, or under property owned by others under grants of easements. Meters and house regulators in use and a portion of services are located on premises being served. Certain SNG facilities, certain storage wells and other facilities of the Manlove Field storage reservoir, and certain portions of the transmission system are located on land held pursuant to leases, easements, or permits.

     Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas and North Shore Gas are subject to (a) the first-mortgage lien of each company's mortgage to Bank of America Illinois, (formerly named Continental Bank, National Association) Trustee, to secure the principal amount of each company's outstanding first mortgage bonds, respectively, and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


ITEM 3.  LEGAL PROCEEDINGS

     See Notes 2, 3, and 4 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        EXECUTIVE OFFICERS OF THE COMPANY


     The following is a list of the names, ages, and positions of the executive officers of the Company. Executive officers are elected to serve for a term of one year or until their successors are duly elected and qualified.


                              Age at
          Name               11-30-94            Position with the Company
- -----------------------      --------       -----------------------------------

Kenneth S. Balaskovits          52          Vice President and Controller
                                            (1993).
                                            Mr. Balaskovits is also Vice
                                            President and Controller and
                                            Director (1993) of Peoples Gas and
                                            North Shore Gas.  Mr. Balaskovits
                                            has been an employee of the Company
                                            and/or its subsidiaries since 1967.

Emmet P. Cassidy                61          Secretary and Treasurer (1989).
                                            Mr. Cassidy is also Secretary and
                                            Treasurer (1989) of Peoples Gas and
                                            North Shore Gas.  Prior to that, he
                                            was Assistant Secretary and
                                            Assistant Treasurer of the Company
                                            and both subsidiaries (1981-1989).
                                            Mr. Cassidy has been an employee of
                                            the Company and/or its subsidiaries
                                            since 1955.

J. Bruce Hasch                  56          President and Chief Operating
                                            Officer (1990) and Director (1987)
                                            of the Company.
                                            Mr. Hasch is also President and
                                            Chief Operating Officer (1990) and a
                                            Director (1986) of Peoples Gas and
                                            North Shore Gas.  Prior to becoming
                                            President, Mr. Hasch was Executive
                                            Vice President (1985-1990) of the
                                            Company and its subsidiaries and
                                            Vice President (1981-1985) of both
                                            subsidiary companies.  Mr. Hasch has
                                            been an employee of the Company
                                            and/or its subsidiaries since 1960,
                                            including 16 years with Natural Gas
                                            Pipeline Company of America, a
                                            former subsidiary.

James Hinchliff                 54          Senior Vice President and General
                                            Counsel (1989) of the Company.
                                            Mr. Hinchliff is also Senior Vice
                                            President and General Counsel (1989)
                                            and a Director (1985) of Peoples Gas
                                            and North Shore Gas.  Prior to that,
                                            he was Vice President and General
                                            Counsel (1984-1989) of the Company
                                            and of both subsidiaries, and he was
                                            Assistant General Counsel of the
                                            Company (1979-1984) and of both
                                            subsidiaries (1981-1984).  Mr.
                                            Hinchliff has been an employee of
                                            the Company and/or its subsidiaries
                                            since 1972.

                              Age at
          Name               11-30-94            Position with the Company
- -----------------------      --------       -----------------------------------

Michael S. Reeves               59          Executive Vice President (1987) and
                                            Director (1991) of the Company.
                                            Mr. Reeves is also Executive Vice
                                            President (1987) and Director (1988)
                                            of Peoples Gas and North Shore Gas.
                                            Prior to becoming Executive Vice
                                            President, Mr. Reeves was Vice
                                            President (1977-1987) of both
                                            subsidiaries.  Mr. Reeves has been
                                            an employee of the Company and/or
                                            its subsidiaries since 1956.

Richard E. Terry                57          Chairman of the Board and Chief
                                            Executive Officer (1990) and
                                            Director (1984) of the Company.
                                            Mr. Terry is also Chairman of the
                                            Board and Chief Executive Officer
                                            (1990) and a Director (1982) of
                                            Peoples Gas and North Shore Gas.
                                            Prior to becoming Chairman, Mr.
                                            Terry was President and Chief
                                            Operating Officer (1987-1990),
                                            Executive Vice President (1984-
                                            1987), and Vice President and
                                            General Counsel (1981-1984) of the
                                            Company and its subsidiaries.  Mr.
                                            Terry has been an employee of the
                                            Company and/or its subsidiaries
                                            since 1972.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is listed on the New York, Chicago, and Pacific Stock Exchanges (trading symbol: PGL). As of November 30, 1994, there were 28,922 registered stockholders.

     The common stock price range and dividends declared per common share by quarters for fiscal 1994, 1993, and 1992, are as follows:

                                     Stock Price
           Fiscal        ----------------------------------     Dividends
          Quarters         High          Low         Close       Declared
          --------       -------       --------     -------     ---------
          1994
            Fourth       $27-3/8       $23-5/16     $26-1/4       $.45
            Third         31-1/4        23-3/8       23-3/8        .45
            Second        32-1/8        27           27-3/8        .45
            First         32-1/2        27-1/2       30-1/2        .445

          1993
            Fourth       $35           $31-3/8      $31-7/8       $.445
            Third         33-1/4        29-3/8       32-3/8        .445
            Second        33            29           31-3/8        .445
            First         31-1/2        29-1/2       30-1/8        .44

          1992
            Fourth       $31-5/8       $26          $31-1/4       $.44
            Third         27            24-3/4       26-1/4        .44
            Second        27-1/8        24-3/8       25-5/8        .44
            First         28-1/4        25-3/8       26-5/8        .43

ITEM 6.  SELECTED FINANCIAL DATA

For fiscal years ended September 30,                  1994          1993            1992            1991         1990
- ------------------------------------------------------------------------------------------------------------------------
COMMON STOCK INFORMATION
Earnings per share                                     $2.13          $2.11          $2.06          $2.05          $2.07
Cash dividends declared per share                     $1.795        $ 1.775          $1.75        $ 1.705        $ 1.645
Book value per share at year-end                      $18.39         $18.05         $17.72         $16.95         $16.61
Average shares outstanding (thousands)                34,854         34,809         34,151         32,741         32,672
- ------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
  Residential                                       $951,037       $929,407       $784,677       $791,758       $813,620
  Commercial                                         160,912        156,377        132,456        144,135        169,962
  Industrial                                          41,979         41,354         34,595         41,355         59,802
  Transportation of customer-owned gas (a)           110,128        117,949        132,745        115,720        111,031
  Other                                               15,432         13,854         12,279         10,735         10,753
- ------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                     $1,279,488     $1,258,941     $1,096,752     $1,103,703     $1,165,168
Gas costs                                            669,039        646,351        531,845        564,899        620,081
Revenue taxes                                        132,734        131,673        118,265        118,640        129,290
- ------------------------------------------------------------------------------------------------------------------------
  Net Operating Revenues                            $477,715       $480,917       $446,642       $420,164       $415,797
Net Income                                           $74,399        $73,375        $70,384        $66,975        $67,516
- ------------------------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                     $2,019,379     $1,950,981     $1,843,603     $1,746,851     $1,667,807
Less - Accumulated depreciation                      677,447        632,965        599,965        565,626        533,774
- ------------------------------------------------------------------------------------------------------------------------
  Net Property, Plant and Equipment               $1,341,932     $1,318,016     $1,243,638     $1,181,225     $1,134,033
Total assets                                      $1,809,286     $1,765,870     $1,615,758     $1,541,447     $1,534,188
Capital expenditures - construction                  $87,218       $131,669       $118,084       $101,563       $103,138
- ------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                       $641,378       $628,451       $616,271       $555,199       $543,225
Preferred stock of subsidiaries                           --             --         12,850         16,750         20,650
Long-term debt of subsidiaries                       626,075        528,075        489,553        493,038        502,224
- ------------------------------------------------------------------------------------------------------------------------
  Total Capitalization                            $1,267,453     $1,156,526     $1,118,674     $1,064,987     $1,066,099
- ------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS (percent)
Capitalization at Year-end:
  Common equity                                           51             54             55             52             51
  Preferred stock of subsidiaries                         --             --              1              2              2
  Long-term debt of subsidiaries                          49             46             44             46             47
- ------------------------------------------------------------------------------------------------------------------------
     Total Capitalization                                100            100            100            100            100
Return on common equity at year-end                     11.6           11.7           11.4           12.1           12.4
- ------------------------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED (million cubic feet)
Gas Sales:
  Residential                                        142,876        144,199        142,759        137,881        147,175
  Commercial                                          26,206         26,185         26,239         27,429         32,863
  Industrial                                           7,325          7,623          7,330          8,572         11,996
Transportation of customer-owned gas (a)             102,023         99,607         99,185         94,109         86,487
- ------------------------------------------------------------------------------------------------------------------------
  Total Sales and Transportation                     278,430        277,614        275,513        267,991        278,521
- ------------------------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
Residential                                          905,461        904,316        904,374        901,112        898,984
Commercial                                            50,955         50,736         50,567         49,676         49,322
Industrial                                             3,927          4,069          3,938          3,870          4,107
Transportation (a)                                    10,247          9,734          9,500          9,963          9,068
- ------------------------------------------------------------------------------------------------------------------------
  Total Customers                                    970,590        968,855        968,379        964,621        961,481
- ------------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                            6,701          6,679          6,320          5,927          6,168
  Percent of normal (6,536)                              103            102             97             91             94
- ------------------------------------------------------------------------------------------------------------------------

     (a) Includes commercial, industrial, and larger residential customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income applicable to common stock increased $1.0 million, to $74.4 million, in fiscal 1994 from 1993. Results for the current fiscal year include the recording of one-half of an Internal Revenue Service (IRS) income tax settlement that increased net income by $10.8 million. (See Note 9 of the Notes to Consolidated Financial Statements.) However, this benefit was largely offset by increased operating costs related to the provision for uncollectible accounts, labor, and depreciation.

     In 1993, net income applicable to common stock increased $3.0 million, to $73.4 million, due principally to a rate increase that went into effect for Peoples Gas on October 10, 1992. (See Note 2A of the Notes to Consolidated Financial Statements.) Fiscal 1993 also benefited from colder weather as compared to fiscal 1992; however, such benefit was offset by a decline in gas deliveries arising principally from energy conservation measures. Fiscal 1993 was negatively affected by increased operating expenses other than gas costs, including an increase in the provision for uncollectible accounts. Also, fiscal 1992 included the net gain on the sale of certain property by North Shore Gas. (See Note 11 of the Notes to Consolidated Financial Statements.)

     A summary of variations affecting income between years is presented below, with explanations of significant differences following:


                                            Fiscal 1994         Fiscal 1993
                                             over 1993           over 1992
                                         ------------------  ------------------
                                          Amount             Amount
                                          (000's)   Percent  (000's)    Percent
- -------------------------------------------------------------------------------
Net operating revenues (a)               $(3,202)    (0.7)   $34,275      7.7
Operation and maintenance expenses         9,930      4.0     20,593      9.0
Depreciation expense                       3,877      6.4      3,460      6.0
Income taxes                              (5,513)   (14.7)     3,995     11.9
Other income                              14,450    227.7     (4,598)   (42.0)
Income deductions                          2,199      4.8     (1,824)    (3.8)
Net income                                 1,024      1.4      2,991      4.2
- -------------------------------------------------------------------------------

           (a) Operating revenues, net of gas costs and revenue taxes.


NET OPERATING REVENUES

     Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the subsidiaries' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the subsidiaries. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1H of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and various municipalities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

     Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the subsidiaries, changes in gas costs, or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

     Net operating revenues in fiscal 1994 amounted to $477.7 million, virtually flat as compared with fiscal 1993. Although the weather in January 1994 was significantly colder than January 1993, the total fiscal 1994 weather impact was comparable with fiscal 1993. Customers' energy conservation measures had a negative effect in the current period.

     In 1993, net operating revenues increased $34.3 million, to $480.9 million, due primarily to the impact of the October 1992 rate increase for Peoples Gas that raised net operating revenues by $32.0 million, or $19.6 million after income taxes.


OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses increased $9.9 million, to $258.7 million, in 1994, due mainly to an increase in Peoples Gas' provision for uncollectible accounts and higher labor costs that arose mainly from weather-related overtime work and from start-up costs for new customer-service programs. Partially offsetting these items were a reduced workforce and lower employee benefits expenses for pensions and group insurance. Fiscal 1994 results reflect an increase of $9.5 million in the provision for uncollectible accounts, which includes a $3.7 million increase to adjust the balance sheet allowance. Without the increase in the provision for uncollectible accounts, operation and maintenance expenses would have increased by $461,000 over fiscal 1993 levels.

     In 1993, operation and maintenance expenses increased $20.6 million, to $248.8 million, due principally to increased group insurance expenses, primarily attributable to the accrual of postretirement benefit costs of $9.9 million. (See Note 8B of the Notes to Consolidated Financial Statements.) This is consistent with the rate treatment allowed Peoples Gas in October 1992. Also, higher expenses resulted from labor costs, Peoples Gas' provision for uncollectible accounts, and pension costs.


DEPRECIATION EXPENSE

     Depreciation expense increased $3.9 million, to $64.7 million, in 1994, and $3.5 million, to $60.8 million, in 1993, due chiefly to depreciable property additions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

INCOME TAXES

     Income taxes, exclusive of the $3.4 million included in other income related to an IRS settlement, decreased $5.5 million, to $32.1 million, in 1994, due principally to lower pre-tax income.

     In 1993, income taxes rose by $4.0 million, to $37.6 million, due primarily to higher pre-tax income and the federal tax rate change from 34 percent to 35 percent effective January 1, 1993.


OTHER INCOME

     Other income increased $14.5 million, to $20.8 million, in 1994, due primarily to recording an IRS settlement of approximately $10.8 million after income taxes. (See Notes 9 and 11 of the Notes to Consolidated Financial Statements.) Also, the current fiscal year includes higher interest income reflecting larger cash balances available for investment and additional interest income from proceeds being held in a trust fund generated from Peoples Gas' December 1993 bond issuance. (See Note 14A of the Notes to Consolidated Financial Statements.)

     In 1993, other income decreased $4.6 million, to $6.3 million, due partially to lower interest income on short-term investments. Also, the prior fiscal year included the net gain on the North Shore Gas property sale. (See
Note 11 of the Notes to Consolidated Financial Statements.) An offsetting factor was increased interest on amounts recoverable from customers.


INCOME DEDUCTIONS

     Income deductions rose by $2.2 million, to $48.2 million, in 1994, due primarily to increased interest on long-term debt reflecting additional debt outstanding. (See Note 14A of the Notes to Consolidated Financial Statements.)

     In 1993, income deductions decreased $1.8 million, to $46.0 million, due chiefly to reduced interest on gas bill credit deposits, budget accounts, and amounts refundable to customers.


OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

EFFECT OF INFLATION. The utility subsidiaries are affected by inflation through increases in operating expenses and replacement of utility plant assets at costs higher than historical costs. Gas costs, the utilities' largest operating cost, and revenue taxes are recovered dollar-for-dollar in rates. Increases in other operating costs are recovered through rate cases. Although there is a time lag in the recovery through rate cases of increased cost levels, the effect of this lag is mitigated by the use of a future test year in rate decisions. The utilities recover the cost of depreciable utility property through depreciation charges based on historical costs. Such charges do not reflect current costs or inflation-adjusted costs of utility plant. However, the Company believes that the manner of setting utility rates generally affords an opportunity to earn a fair return on shareholder investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

ACCOUNTING STANDARDS. In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109. (See Note 1G of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 8B of the Notes to Consolidated Financial Statements.)

     In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 requires adoption by the Company no later than fiscal 1995. (See Note 8C of the Notes to Consolidated Financial Statements.)


FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes 1H, 2A, and 2B of the Notes to Consolidated Financial Statements.)


REENGINEERING STUDY. Peoples Gas and North Shore Gas are undertaking a major project to reengineer their business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.


LIQUIDITY


SOURCE OF FUNDS. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

     Due to the seasonal nature of gas usage, a major portion of cash collections occurs between November and April. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on capital market conditions and capital structure considerations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


CREDIT LINES. The Company has a line of credit of $10 million that expires December 16, 1994. The utility subsidiaries have lines of credit of approximately $131 million. At September 30, 1994, the Company and its utility subsidiaries had unused credit available from banks of approximately $140 million. (See Note 13 of the Notes to Consolidated Financial Statements.)


CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1994 increased by approximately $83.5 million, due mainly to increases related to net receivables and rate adjustments recoverable or refundable. Such items were partially offset by decreases associated with deferred credits and accounts payable. In 1993, net cash provided by operating activities increased by $15.1 million, due primarily to increases related to deferred credits, deferred charges, rate adjustments recoverable or refundable, accounts payable, and accrued taxes. These increases were offset in part by a decrease associated with net receivables.

     Net cash used in investing activities for 1994, 1993, and 1992 mainly represents the level of capital expenditures in the respective years.

     Net cash used in financing activities in 1994 reflects the new debt issues during the year, primarily used for construction activities. In 1993, net cash provided by financing activities reflects the debt issuance during the period, primarily to refund previously issued debt and preferred stock. Net cash used in financing activities in 1992 reflects the January issuance of $49.7 million, net of issuance expense, of common stock of the Company. (See Note 16 of the Notes to Consolidated Financial Statements.)


INDENTURE RESTRICTIONS. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $58.9 million. (See Note 6 of the Notes to Consolidated Financial Statements.)


DISTRICT ENERGY. On December 16, 1992, Peoples District Energy Corporation (Peoples District Energy) became a 50 percent participant in a partnership, Trigen-Peoples District Energy Company, formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The services will be supplied from a central plant, a concept known as district energy. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. (See
Note 5 of the Notes to Consolidated Financial Statements.)


INTEREST COVERAGE. Coverage ratios for Peoples Gas' fixed charges for fiscal 1994, 1993, and 1992 were 3.28, 3.57, and 3.18, respectively. The current fiscal year ratio reflects the recording of Peoples Gas' fiscal 1994 portion of an IRS settlement in income. (See Note 9 of the Notes to Consolidated Financial Statements.) The 1993 ratio includes the effect of the rate increase granted in October 1992 as well as decreased fixed charges, partially offset by increased operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

     The corresponding coverage ratios for North Shore Gas for the same three years were 3.33, 2.91, and 4.20, respectively. The current fiscal year ratio reflects the recording of North Shore Gas' fiscal 1994 portion of an IRS settlement in income. (See Note 9 of the Notes to Consolidated Financial Statements.) The 1993 ratio includes the effect of the rate increase granted in November 1991 and colder weather, offset by higher operating costs and interest expense. The fiscal 1992 ratio includes a net gain of $3.8 million from the sale of a land parcel as well as the November 1991 rate increase.


DEBT RATINGS. The long-term debt of both utility subsidiaries is rated Aa3 by Moody's Investors Service and AA- by Standard and Poor's Corporation. There has been no change in these ratings since fiscal 1985. The commercial paper of both utilities has the top rating from the major rating agencies. On
October 24, 1994, Standard and Poor's Corporation affirmed its ratings of both utilities' long-term debt and commercial paper but changed its ratings outlook for both utilities to "negative" from "stable."


ENVIRONMENTAL MATTERS. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

     In February 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for reimbursement, indemnification and contribution for response costs incurred at a site in Denver, Colorado. (See
Note 3B of the Notes to Consolidated Financial Statements.)


REGULATORY ACTIONS. On October 6, 1992, the Commission issued an order approving changes in rates of Peoples Gas that were designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. (See Note 2A of the Notes to Consolidated Financial Statements.) In addition, the order approved a rate mechanism by which Peoples Gas will recover costs associated with environmental activities, relating to past manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

     On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 2A of the Notes to Consolidated Financial Statements.)

     Peoples Gas and North Shore Gas filed proposed changes in rates with the Commission in December 1994. (See Item 1. Business - State Legislation and Regulation of this report.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $87.2 million in 1994, $131.7 million in 1993, and $118.1 million in 1992.

     The decline in fiscal 1994 expenditures from 1993 was partly the result of completing certain major projects that were undertaken to enhance gas supply. The current year amount reflects a level consistent with the financial goals of the Company and maintains system safety. Expenditures in 1994 included $9.0 million for the third year of the four-year program to enhance the peak-day withdrawal capability at the Manlove Field underground storage site. Expenditures for that project in fiscal 1993 and 1992 amounted to $10.7 million and $4.0 million, respectively.

     Additional expenditures in fiscal 1993 included $7.7 million for a liquefied natural gas vaporizer replacement project at Manlove Field and $9.0 million to complete the second pipeline supply connection for North Shore Gas. Expenditures in 1992 for the latter project amounted to $14.9 million. Fiscal 1992 expenditures also included $5.0 million for the purchase and installation of high-tech meter-reading devices.

     Capital expenditures for fiscal 1995 are expected to be about $94.4 million, an increase of $7.2 million from the 1994 level. Estimated expenditures in 1995 include the continuation of the cast iron main replacement program, $10.4 million for computer and office equipment, and $1.3 million to complete the underground storage site enhancement.

     Fiscal 1995 sinking fund requirements for long-term debt are $4.0 million for North Shore Gas. (See Note 14C of the Notes to Consolidated Financial Statements.)

     The Company anticipates that the subsidiaries' future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from the Company, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving equity or the subsidiaries' first mortgage bonds.

BONDS ISSUED. On March 30, 1993, North Shore Gas filed a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent, due May 1, 2003. (See Note 14A of the Notes to Consolidated Financial Statements.)

     On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. (See Note 14A of the Notes to Consolidated Financial Statements.)

     Additional bonds are issuable by the subsidiaries, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the subsidiaries' open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the subsidiaries' ability to issue additional debt, as needed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                          Page
                                                                          ----

Statement of Management's Responsibility                                   23

Report of Independent Public Accountants                                   24

Consolidated Statements of Income for fiscal years ended
   September 30, 1994, 1993, and 1992                                      25

Consolidated Statements of Retained Earnings for fiscal
   years ended September 30, 1994, 1993, and 1992                          25

Consolidated Balance Sheets as of September 30, 1994 and 1993              26

Consolidated Capitalization Statements as of September 30, 1994
   and 1993                                                                27

Consolidated Statements of Cash Flows for fiscal years ended
   September 30, 1994, 1993, and 1992                                      28

Notes to Consolidated Financial Statements                                 29

STATEMENT OF MANAGEMENT'S RESPONSIBILITY


   The financial statements and other financial information included in this report were prepared by management, who is responsible for the integrity and objectivity of presented data. The consolidated financial statements of the Company and its subsidiaries were prepared in conformity with generally accepted accounting principles and necessarily include some amounts that are based on the best estimates and judgments of management.

   The Company maintains internal accounting systems and related administrative controls, along with internal audit programs, that are designed to provide reasonable assurance that the accounting records are accurate and assets are safeguarded from loss or unauthorized use. Consequently, management believes that the accounting records and controls are adequate to produce reliable financial statements.

   Arthur Andersen LLP, the Company's independent public accountants approved by the shareholders, as a part of their audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing, and extent of their audit tests. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during their audit were valid and appropriate.

   The Audit Committee of the Board of Directors, comprised of six outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to assure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Shareholders of Peoples Energy Corporation:


   We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation (an Illinois corporation) and subsidiary companies as of September 30, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended
September 30, 1994, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                       ARTHUR ANDERSEN LLP



Chicago, Illinois
November 2, 1994

CONSOLIDATED STATEMENTS OF INCOME

                                                            Peoples Energy Corporation
- --------------------------------------------------------------------------------------------
For fiscal years ended September 30,                    1994          1993           1992
- --------------------------------------------------------------------------------------------
                                                     (Thousands, except per-share amounts)
Operating Revenues:
Gas sales                                           $1,153,928     $1,127,138     $  951,728
Transportation of customer-owned gas                   110,128        117,949        132,745
Other                                                   15,432         13,854         12,279
- --------------------------------------------------------------------------------------------
Total Operating Revenues                             1,279,488      1,258,941      1,096,752
- --------------------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                              669,039        646,351        531,845
Operation                                              220,765        213,090        191,363
Maintenance                                             37,947         35,692         36,826
Depreciation                                            64,684         60,807         57,347
Taxes - Income                                          32,053         37,566         33,571
      - State and local revenue                        132,734        131,673        118,265
      - Other                                           20,450         20,719         20,257
- --------------------------------------------------------------------------------------------
Total Operating Expenses                             1,177,672      1,145,898        989,474
- --------------------------------------------------------------------------------------------
Operating Income                                       101,816        113,043        107,278
- --------------------------------------------------------------------------------------------
Other Income:
Interest income                                          6,168          2,944          5,038
Miscellaneous (see Note 11)                             14,628          3,402          5,906
- --------------------------------------------------------------------------------------------
Total Other Income                                      20,796          6,346         10,944
- --------------------------------------------------------------------------------------------
Gross Income                                           122,612        119,389        118,222
- --------------------------------------------------------------------------------------------
Income Deductions:
Interest on long-term debt of subsidiaries              44,234         41,514         41,461
Other interest                                           3,012          2,945          4,349
Amortization of debt discount and expense                  810            727            732
Preferred stock dividends of subsidiaries                   --            719          1,218
Miscellaneous                                              157            109             78
- --------------------------------------------------------------------------------------------
Total Income Deductions                                 48,213         46,014         47,838
- --------------------------------------------------------------------------------------------
Net Income                                          $   74,399     $   73,375     $   70,384
- --------------------------------------------------------------------------------------------
Average Shares of Common Stock Outstanding              34,854         34,809         34,151
Earnings Per Share of Common Stock                  $     2.13     $     2.11     $     2.06
- --------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                       Peoples Energy Corporation
- --------------------------------------------------------------------------------------------
For fiscal years ended September 30,                    1994          1993           1992
- --------------------------------------------------------------------------------------------
                                                                   (Thousands)
Balance at Beginning of Year                        $  353,432     $  342,267     $  331,872
        Add - Net Income                                74,399         73,375         70,384
        Deduct - Dividends on common stock of
                 $1.795, $1.775, and $1.75
                 per share, respectively                62,573         61,796         59,989
               - Preferred stock redemption
                    premiums of a subsidiary                --            414             --
- --------------------------------------------------------------------------------------------
Balance at End of Year                              $  365,258     $  353,432     $  342,267
- --------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

                                                                 Peoples Energy Corporation
- --------------------------------------------------------------------------------------------
As of September 30,                                                 1994           1993
- --------------------------------------------------------------------------------------------
                                                                         (Thousands)
PROPERTIES AND OTHER ASSETS
- --------------------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost                  $2,019,379     $1,950,981
Less  -  Accumulated depreciation                                   677,447        632,965
- --------------------------------------------------------------------------------------------
Net property, plant and equipment                                 1,341,932      1,318,016
Other investments                                                    16,289         16,361
- --------------------------------------------------------------------------------------------
Total Capital Investments  -  Net                                 1,358,221      1,334,377
- --------------------------------------------------------------------------------------------

Current Assets:
Cash                                                                  3,667          8,511
Cash equivalents                                                     73,584         16,240
Other temporary cash investments, at cost
     that approximates market value                                   1,000          1,100
Trust fund, utility construction                                     31,493          4,243
Receivables  -
     Customers, net of allowance for uncollectible
        accounts of $24,289 and $19,789, respectively                73,959         81,218
     Other                                                            2,224         30,698
Accrued unbilled revenues                                            19,922         30,038
Materials and supplies, at average cost                              23,855         25,652
Gas in storage, at last-in, first-out cost                          151,005        145,005
Gas costs recoverable through rate adjustments                       14,426         51,526
Prepayments                                                           2,050          2,441
- --------------------------------------------------------------------------------------------
Total Current Assets                                                397,185        396,672
- --------------------------------------------------------------------------------------------
Deferred Charges (see Note 17)                                       53,880         34,821
- --------------------------------------------------------------------------------------------
Total Properties and Other Assets                                $1,809,286     $1,765,870
- --------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
- --------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)      $1,267,453     $1,156,526
- --------------------------------------------------------------------------------------------
Current Liabilities:
Interim loans of subsidiaries                                           900         68,600
Accounts payable                                                    109,135        118,220
Dividends payable on common stock                                    15,690         15,496
Customer gas service and credit deposits                             45,420         43,076
Sinking fund payments and maturities, due within one year -
     Long-term debt of subsidiaries                                   4,000          4,000
     Redeemable cumulative preferred stock of a subsidiary               --          3,400
Accrued taxes                                                        28,936         27,914
Gas sales revenue refundable through rate adjustments                50,943          8,220
Accrued interest                                                     12,942         10,371
- --------------------------------------------------------------------------------------------
Total Current Liabilities                                           267,966        299,297
- --------------------------------------------------------------------------------------------

Reserves and Deferred Credits:
Deferred income taxes - primarily accelerated depreciation          189,938        194,664
Investment tax credits being amortized over
     the average lives of related property                           39,887         41,676
Other                                                                44,042         73,707
- --------------------------------------------------------------------------------------------
Total Reserves and Deferred Credits                                 273,867        310,047
- --------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                             $1,809,286     $1,765,870
- --------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS

                                                                     Peoples Energy Corporation
- ----------------------------------------------------------------------------------------------------
As of September 30,                                                      1994           1993
- ----------------------------------------------------------------------------------------------------
                                                                (Thousands, except number of shares)
Common Stockholders' Equity:
Common stock, without par value  -
    Authorized 60,000,000 shares
    Outstanding 34,868,069 and 34,822,842 shares, respectively        $  276,120     $  275,019
Retained earnings (see Consolidated Statements
    of Retained Earnings)                                                365,258        353,432
- ----------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                        641,378        628,451
- ----------------------------------------------------------------------------------------------------

Long-Term Debt:
Exclusive of sinking fund payments and maturities
    due within one year
The Peoples Gas Light and Coke Company
    First and Refunding Mortgage Bonds  -
        8% Series U, due June 1, 1999                                     43,375         43,375
        8% Series V, due June 1, 1999                                     43,375         43,375
        Adjustable-Rate Series W (3% and 3.30% through
            September 30, 1994 and September 30, 1993, respectively),
            due October 1, 1999                                           10,400         10,400
        6.875% Series X, due March 1, 2015                                50,000         50,000
        7.50% Series Y, due March 1, 2015                                 50,000         50,000
        7.50% Series Z, due March 1, 2015                                 50,000         50,000
        10-1/4% Series AA, due March 1, 2015                              50,000         50,000
        8.10% Series BB, due May 1, 2020                                  75,000         75,000
        6.37% Series CC, due May 1, 2003                                  75,000         75,000
        5-3/4% Series DD, due December 1, 2023                            75,000             --
        Adjustable-Rate Series EE (2.55% through
            November 30, 1994), due December 1, 2023                      27,000             --
North Shore Gas Company
    First Mortgage Bonds  -
        10.20% Series I, due October 27, 1997                             12,000         16,000
        8% Series J (converted to a fixed rate effective
            November 1, 1993; previous adjustable rate was 8.125%
            through October 31, 1993), due November 1, 2020               24,925         24,925
        6-3/8% Series K, due October 1, 2022                              25,000         25,000
        6.37% Series L, due May 1, 2003                                   15,000         15,000
- ----------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                     626,075        528,075
- ----------------------------------------------------------------------------------------------------
Total Capitalization                                                  $1,267,453     $1,156,526
- ----------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Peoples Energy Corporation
- -------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                       1994           1993           1992
- -------------------------------------------------------------------------------------------------
                                                                       (Thousands)
OPERATING ACTIVITIES:
Net Income                                              $  74,399      $  73,375      $  70,384
Adjustments to reconcile net income to net cash:
    Depreciation                                           64,684         60,807         57,347
    Deferred income taxes and investment tax
        credits - net                                     (14,599)         8,337         17,707
    Change in other deferred credits and reserves         (21,581)        27,996         18,857
    Change in deferred charges                            (19,059)        (1,625)       (12,952)
    Other                                                      41             64            224
- -------------------------------------------------------------------------------------------------
                                                           83,885        168,954        151,567
    Change in current assets and liabilities:
        Receivables  -  net                                35,733        (51,568)           148
        Accrued unbilled revenues                          10,116         (6,493)         1,577
        Materials and supplies                              1,797          1,474         (2,915)
        Gas in storage                                     (6,000)        (2,967)        (8,282)
        Rate adjustments recoverable or refundable         79,823        (24,069)       (49,284)
        Accounts payable                                   (9,085)        27,227         14,327
        Customer gas service and credit deposits            2,344         (5,385)        (3,971)
        Accrued taxes                                       1,022         11,772          1,482
        Accrued interest                                    2,571            459           (551)
        Other                                                 390           (266)          (128)
- -------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                 202,596        119,138        103,970
- -------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures of subsidiaries  -  construction     (87,218)      (131,669)      (118,084)
Other assets                                               (1,382)        (3,516)        (1,677)
Other temporary cash investments                              100           (300)           200
Other long-term cash investments                             (601)          (278)           708
Other capital investments                                     633         (1,578)         1,050
- -------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                     (88,468)      (137,341)      (117,803)
- -------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Retirement of long-term debt of subsidiaries               (4,000)       (74,811)       (34,118)
Redemption of preferred stock of subsidiaries              (3,400)       (11,814)        (3,900)
Interim loans of subsidiaries  -  net                     (67,700)        39,700         25,000
Issuance of long-term debt of subsidiaries                102,000        115,000             --
Trust fund, utility construction                          (27,250)        (4,243)            --
Dividends paid on common stock                            (62,378)       (61,601)       (58,776)
Issuance of common stock  -  net                            1,100          1,016         50,677
- -------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities       (61,628)         3,247        (21,117)
- -------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents       52,500        (14,956)       (34,950)
Cash and Cash Equivalents at Beginning of Year             24,751         39,707         74,657
- -------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                $  77,251      $  24,751      $  39,707
- -------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A   Principles of Consolidation

     All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1994 have been reclassified to conform with the current-year presentation.

1B   Concentration of Credit Risk

     Peoples Gas provides natural gas service to approximately 842,000 customers within the City of Chicago. North Shore Gas provides natural gas service to about 129,000 customers within approximately 275 square miles in Northeastern Illinois. Credit risk for each utility is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

     Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels, associated with the heating season, to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, where indicated, to minimize uncollectible write-offs.

1C   Revenue Recognition

     Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1D   Property, Plant and Equipment

     Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1E   Maintenance and Depreciation

     The Company's utility subsidiaries charge the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation.

     The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property over estimated useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is included in the provision for depreciation in the month incurred. The amounts provided are designed to cover not only losses due to wear and tear that are not restored by maintenance, but also losses due to obsolescence and inadequacy.

     The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:


     For fiscal years ended September 30,     1994      1993      1992
     ------------------------------------     ----      ----      ----

     Peoples Gas                              3.6%      3.6%      3.6%
     North Shore Gas                          3.2       3.1       3.2
     Consolidated                             3.6       3.6       3.6

1F   Statement of Cash Flows

     For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

     Income taxes and interest paid (excluding capitalized interest) were as follows:



     For fiscal years ended September 30,      1994      1993      1992
     ------------------------------------      ----      ----      ----
                                                     (Thousands)

     Income taxes paid                        $50,160   $25,343   $19,655
     Interest paid                             44,970    43,730    44,736

1G   Income Taxes

     The recording of deferred income taxes results from the use of accelerated depreciation methods and certain other timing differences in recognition of income and expense for tax and financial statement purposes.

     Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

     In March 1993, the Company adopted, effective October 1, 1992, the liability method of accounting for deferred income taxes required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes to reflect the adoption of SFAS No. 109 are, in turn, debited or credited to regulatory assets or liabilities. Such adjustments had no material impact on financial position or results of operations of the Company. (See Note 9.)

     The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1H   Recovery of Gas Costs, Including Charges for Transition Costs

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

     The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas for fiscal years 1992 through 1994 and North Shore Gas for fiscal years 1991 through 1994 are currently pending before the Commission.

     Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through an existing provision of the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. In September 1994, the Commission entered orders on rehearing that retained the provision for full recovery from customers. (See Notes 2A and 2B.)

1I   Gas in Storage

     Storage injections are priced at the fiscal-year average of costs of natural gas purchased and synthetic natural gas (SNG) produced. Peoples Gas' SNG production costs include costs of feedstock plus plant operation and maintenance costs. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory, at September 30, 1994 and 1993, exceeded the LIFO cost by approximately $210 million and $258 million, respectively.

2.  RATES AND REGULATION

2A   Utility Rate Proceedings

PEOPLES GAS' RATE ORDER. On October 6, 1992, the Commission issued an order approving changes in the rates of Peoples Gas that were designed to increase annual revenues by approximately $30.6 million, exclusive of additional charges for revenue taxes. The new rates were implemented on October 10, 1992. Peoples Gas was allowed a 10.40 percent return on its original-cost rate base, reflecting a 12.25 percent cost of common equity. The Commission's order also approved a rate mechanism by which Peoples Gas will recover costs associated with environmental activities, relating to past manufactured gas operations (see discussion below). Peoples Gas and several parties appealed the Commission's order to the Illinois Appellate Court. In August 1994, the Illinois Appellate Court dismissed the appeal. That dismissal is now final and non-appealable.

ENVIRONMENTAL COST RECOVERY. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only.

FERC ORDER NO. 636 COST RECOVERY. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from Peoples Gas' and North Shore Gas' gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. (See Notes 1H and 2B.)

2B   FERC Orders 636, 636-A, and 636-B

     In 1992, the FERC issued Order Nos. 636, 636-A, and 636-B. There are numerous appeals of the 636 Orders pending before the Federal Circuit Court of Appeal for the D.C. Circuit.

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

     Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural. Charges for transition costs commenced on January 1, 1994. Appropriate accruals for transition costs have been recorded. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap would be approximately $103 million and for North Shore Gas, that cap would be approximately $25 million.

     The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 1H and 2A.)

3.  ENVIRONMENTAL MATTERS

3A   Former Manufactured Gas Plant Operations

     The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past for manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials, if found at the sites. Two sites in Waukegan, Illinois, are the subjects of investigations (discussed below) initiated by the United States Environmental Protection Agency (EPA).

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

     Peoples Gas and North Shore Gas, in cooperation with the IEPA, are conducting investigations of other sites (a total of 32) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major Illinois gas and electric utilities. Peoples Gas and North Shore Gas have engaged environmental consulting firms to assist in the utilities' investigations. At this time, except for the Waukegan I Site and the 110th Street Station site (discussed below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be. As discussed below, Peoples Gas may conduct an RI/FS at the Pitney Court Station and Division Street sites under the supervision of the IEPA. In addition, Peoples Gas is conducting investigations under the supervision of the IEPA at the 110th Street Station and Equitable Distribution Station sites.

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

     The current owners at a site in Chicago, formerly called South Station, have advised Peoples Gas that they have found what appear to be gas manufacturing wastes underneath their property. The owners have demanded monetary compensation from Peoples Gas because of the presence of such wastes. Peoples Gas is currently evaluating this claim.

     Peoples Gas recently became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. The current owners of the site and Peoples Gas have agreed that Peoples Gas should conduct a preliminary investigation to determine whether gas manufacturing wastes are present at the site.

     The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of September 30, 1994, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

     Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred as of September 30, 1994 have not been reduced to reflect recoveries from insurance carriers.

     Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are authorized to recover the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. As of September 30, 1994, the subsidiaries had recovered $3.8 million of such costs through rates. (See Note 2A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

3B   Former Mineral Processing Site in Denver, Colorado

     In February 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. North Shore Gas is examining this claim. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million.

     No legal proceedings have been commenced against North Shore Gas. In the event of litigation, North Shore Gas would vigorously defend itself. North Shore Gas has strong defenses against any claim that it was responsible for the disposal of hazardous substances at the site or that it had control over, or succeeded to the liability of, any entity that disposed of hazardous substances at the site. Accordingly, North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, North Shore Gas cannot reasonably estimate what range of loss, if any, may occur. In the event that North Shore Gas incurred liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.


4.  GAS OVER-PRESSURE CONDITION

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


5.  DISTRICT ENERGY

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

     The district energy plant is estimated to cost approximately $36 million. The MPEA has effectively funded $8 million of the construction costs, and the partnership will fund the balance. The Company and Trigen have each posted an $18 million irrevocable letter of credit in favor of the partnership to fund the partnership's portion of construction costs. The partnership plans to seek debt financing for a major portion of the project.

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


6.  COVENANTS REGARDING RETAINED EARNINGS

     North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $58.9 million.


7.  LONG-TERM LEASE

     In March 1985, Peoples Gas sold its headquarters office building and entered into a lease with an initial 10-year term and two five-year renewal options at the market rate in effect at each option date. Peoples Gas is accounting for this as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The rental obligation consists of a base rent of approximately $4.3 million per year and additional annual escalations based on operating costs, taxes, and increases in the Consumer Price Index. Rental expense under this arrangement was $6.1 million for each of the fiscal years 1994 and 1993.

     In October 1993, Peoples Gas entered into a new 15-year lease to relocate its headquarters office on or before March 1, 1995. Rental expense will be comparable with the present lease.

8.  EMPLOYEE BENEFITS

8A   Pensions

     The Company and its subsidiaries participate in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. Peoples Gas and North Shore Gas make annual contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

     The Company also has a non-qualified pension plan that provides certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

     Net pension cost for all plans for fiscal 1994, 1993, and 1992 included the following components:

- --------------------------------------------------------------------------------------------
                                                        1994           1993           1992
- --------------------------------------------------------------------------------------------
                                                                    (Millions)
Service cost--benefits earned during year             $ 15.8         $ 17.1         $ 14.2
Interest cost on projected benefit obligations          30.0           30.4           31.9
Actual return on plan assets (gain) loss               (15.0)         (56.8)         (52.6)
Net amortization and deferral                          (25.5)          17.0           12.1
- --------------------------------------------------------------------------------------------
Net pension cost                                      $  5.3         $  7.7         $  5.6
- --------------------------------------------------------------------------------------------

     The calculation of pension cost assumed a long-term rate of return on assets of 7.5 percent for 1992 through 1994.

     The following table shows the estimated funded status of the Company's pension plans at September 30, 1994 and 1993:

- ---------------------------------------------------------------------------------
                                                            1994          1993
- ---------------------------------------------------------------------------------
                                                                (Millions)
Plan Assets at Market Value                                $531.1        $576.1
- ---------------------------------------------------------------------------------
Actuarial present value of plan benefits:
    Vested                                                  334.2         355.6
    Non-vested                                               39.1          47.2
- ---------------------------------------------------------------------------------
Accumulated benefit obligation                              373.3         402.8
Effect of projected future compensation increases           101.0         124.3
- ---------------------------------------------------------------------------------
Projected Benefit Obligation                                474.3         527.1
- ---------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligation      56.8          49.0
Less:
    Unrecognized transition asset                            29.9          32.7
    Unrecognized prior service cost                          (5.5)         (6.0)
    Unrecognized net gain (loss)                             35.4          34.9
- ---------------------------------------------------------------------------------
Accrued Pension (Liability) Asset                           $(3.0)       $(12.6)
- ---------------------------------------------------------------------------------

     The projected benefit obligation was determined using a discount rate of
6.5 percent for 1994 and 5.75 percent for 1993, and assumed future compensation increases of 5.0 percent for each year. Plan assets consist primarily of marketable equity and fixed-income securities.

8B   Postretirement Benefits Other Than Pensions

     The Company and its subsidiaries also provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the companies. The plans are funded based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

     The Company adopted SFAS No. 106 effective October 1, 1993. SFAS No. 106 requires the accrual of the expected costs of such benefits during the employees' years of service.

     Net postretirement benefit cost for all plans for fiscal 1994 included the following components:

- -----------------------------------------------------------------
                                                        1994
- -----------------------------------------------------------------
                                                     (Millions)
Service cost--benefits earned during year             $  3.1
Interest cost on projected benefit obligations           7.7
Actual return on plan assets (gain) loss                (0.3)
Amortization of transition obligation                    4.9
Net amortization and deferral                           (0.2)
- -----------------------------------------------------------------
Net postretirement benefit cost                        $15.2
- -----------------------------------------------------------------

     The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 percent.

     The Company recognized total postretirement costs of $15.2 million during fiscal 1994. Of this amount, $8.5 million was funded through trust funds for future benefit payments. Such costs during fiscal year 1993 were $16.5 million, of which $9.9 million was funded.

     In October 1992, Peoples Gas was granted rates by the Commission that included its estimated postretirement benefit costs determined on the accrual basis of accounting. (See Note 2A.) The financial reporting for postretirement benefit costs of Peoples Gas is consistent with the related rate treatment. Due to regulatory treatment, the adoption of SFAS No. 106 did not have a material effect on financial position or results of operations.

     The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1994:

- ----------------------------------------------------------------------
                                                             1994
- ----------------------------------------------------------------------
                                                          (Millions)
Plan Assets at Market Value                                $ 21.2
- ----------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
   Retirees                                                  61.0
   Fully Eligible Active Plan Participants                   17.1
   Other Active Plan Participants                            29.0
- ----------------------------------------------------------------------
Total APBO                                                  107.1
- ----------------------------------------------------------------------
APBO in excess of plan assets                               (85.9)
   Less:
     Unrecognized transition obligation                     (93.7)
     Unrecognized net gain                                    7.5
- ----------------------------------------------------------------------
Accrued Postretirement Benefit (Liability) Asset          $   0.3
- ----------------------------------------------------------------------

     The total APBO was determined using a discount rate of 7.75 percent and assumed future compensation increases of 5.0 percent. The unfunded obligation will be amortized over 20 years. Plan assets consist primarily of marketable equity and fixed-income securities.

     For measurement purposes, a health care cost trend rate of 10.25 percent was assumed for fiscal 1995, and that rate thereafter will decline to 5.0 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1994, by $8.0 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.1 million annually.

8C   Postemployment Benefits

     In November 1992, the FASB issued SFAS No. 112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement will not have a material effect on financial position or results of operations.

9.  TAX MATTERS


Provision for Income Taxes
- --------------------------------------------------------------------------------------------------

For fiscal years ended September 30,                        1994           1993           1992
- --------------------------------------------------------------------------------------------------
                                                                        (Thousands)
Current:
    Federal                                               $38,438        $24,888        $15,232
    State                                                   8,419          4,792          3,119
- --------------------------------------------------------------------------------------------------
    Total current income taxes                             46,857         29,680         18,351
- --------------------------------------------------------------------------------------------------
Deferred:
    Federal                                                (8,582)         6,968         14,855
    State                                                    (987)         2,478          4,179
- --------------------------------------------------------------------------------------------------
    Total deferred income taxes                            (9,569)         9,446         19,034
- --------------------------------------------------------------------------------------------------
Investment tax credits  -  net:
    Federal                                                (2,017)        (2,044)        (1,801)
    State                                                     252            536            474
- --------------------------------------------------------------------------------------------------
    Total investment tax credits  -  net                   (1,765)        (1,508)        (1,327)
- --------------------------------------------------------------------------------------------------
Total provision included in income taxes                   35,523         37,618         36,058
Less  -  Included in other income or operation expense      3,470             52          2,487
- --------------------------------------------------------------------------------------------------
Total provision for income taxes                          $32,053        $37,566        $33,571
- --------------------------------------------------------------------------------------------------


     See Note 1G for discussion of the adoption of SFAS No. 109 effective October 1, 1992. Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities:

- --------------------------------------------------------------------------------------------
As of September 30,                                                 1994            1993
- --------------------------------------------------------------------------------------------
                                                                         (Thousands)
Deferred tax liabilities:
     Property - accelerated depreciation and
         other property related items                             $223,865        $214,352
     Gas costs reconciliation                                           --          18,303
     Other                                                           4,097           3,250
- --------------------------------------------------------------------------------------------
     Total deferred income tax liabilities                         227,962         235,905
- --------------------------------------------------------------------------------------------
Deferred tax assets:
     Unamortized investment tax credits                            (15,820)        (16,547)
     Uncollectible accounts                                         (9,635)         (7,852)
     Other                                                         (12,569)        (16,842)
- --------------------------------------------------------------------------------------------
     Total deferred income tax assets                              (38,024)        (41,241)
- -------------------------------------------------------------------------------------------
Net deferred income tax liabilities                               $189,938        $194,664
- --------------------------------------------------------------------------------------------

     The sources of significant timing differences which gave rise to federal deferred income taxes for the year prior to adoption of SFAS No. 109 was as follows:

- ------------------------------------------------------------------------------
For fiscal year ended September 30,                                   1992
- ------------------------------------------------------------------------------
                                                                   (Thousands)
Accelerated depreciation                                            $ 5,331
Gas costs reconciliation                                             10,375
Other                                                                  (851)
- ------------------------------------------------------------------------------
Total federal deferred income tax expense                           $14,855
- ------------------------------------------------------------------------------

     The following is a reconciliation between the computed federal income tax expense (tax rate of 35 percent for 1994, 34.75 percent for 1993, and 34 percent for 1992, times pre-tax book income) and the total provision for federal income tax expenses:

- ---------------------------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,            1994                          1993                          1992
- ---------------------------------------------------------------------------------------------------------------------------
                                                      Percent                       Percent                        Percent
                                                        of                            of                             of
                                       Amount         Pre-tax        Amount         Pre-tax       Amount           Pre-tax
                                       (000's)        Income         (000's)        Income        (000's)          Income
- ---------------------------------------------------------------------------------------------------------------------------
Computed federal income
   tax expense                        $35,783          35.00        $36,107          34.75        $33,962           34.0
Amortization of investment
   tax credits                         (2,017)         (1.97)        (2,044)         (1.97)        (1,801)          (1.8)
Amortization of deferred taxes         (1,951)         (1.91)        (2,027)         (1.95)        (2,074)          (2.1)
Nontaxable-tax settlement principal    (1,965)         (1.92)            22           0.02             --             --
Other, net                             (2,011)         (1.97)        (2,246)         (2.16)        (1,801)          (1.8)
- ---------------------------------------------------------------------------------------------------------------------------
Total provision for federal
   income taxes                       $27,839          27.23        $29,812          28.69        $28,286           28.3
- ---------------------------------------------------------------------------------------------------------------------------


     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $28 million, or $21.6 million after income taxes. Peoples Gas and North Shore Gas have each received regulatory authorization to defer the recording of the settlement amount in income for fiscal year 1993, and to record its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility has represented to the Commission that, having received this accounting authorization, it will not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.8 million after income taxes, in income in 1994. The amount after income taxes is included in Other Income - Miscellaneous. At September 30, 1994, approximately $14 million is included in Reserves and Deferred Credits - Other. Each utility will amortize its remaining portion of the settlement amount in income in fiscal year 1995, the effect of which will be to offset increases in costs that the utilities will incur during that year.

10.  ASSETS SUBJECT TO LIEN

     The Indenture of Mortgage, dated January 2, 1926, as supplemented, securing the first and refunding mortgage bonds issued by Peoples Gas, constitutes a direct, first-mortgage lien on substantially all property owned by Peoples Gas. The Indenture of Mortgage, dated April 1, 1955, as supplemented, securing the first mortgage bonds issued by North Shore Gas, constitutes a direct, first-mortgage lien on substantially all property owned by North Shore Gas.


11.  OTHER INCOME - MISCELLANEOUS


For fiscal years ended September 30,                             1994            1993           1992
- -------------------------------------------------------------------------------------------------------
                                                                             (Thousands)
Amortization of net gain on sale of Peoples Gas Building       $ 1,151         $1,151        $ 1,151
Interest on amounts recoverable from customers                   2,495          1,632             40
Amortization of gain on reacquired bonds                           380            380            652
Income tax settlement (see Note 9)                              14,164             --             --
Income taxes on income tax settlement (see Note 9)              (3,372)            --             --
Gain on sale of property                                            --             --          6,207
Income taxes on sale of property                                    --             --         (2,404)
Other                                                             (190)           239            260
- -------------------------------------------------------------------------------------------------------
Total Other Income  -  Miscellaneous                           $14,628         $3,402        $ 5,906
- -------------------------------------------------------------------------------------------------------


12.  CAPITAL COMMITMENTS

     Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 1994, amounted to approximately $6.6 million.


13.  SHORT-TERM BORROWINGS AND CREDIT LINES


As of September 30,                                   1994            1993
- -----------------------------------------------------------------------------
                                                           (Thousands)
Bank Loans
Peoples Gas
    7.75% due December 22, 1994                     $    900        $    --
- -----------------------------------------------------------------------------
Commercial Paper
    Peoples Gas
       due October 1, 1993,
           through October 21, 1993                       --         63,200
    North Shore Gas
       due October 1, 1993,
           through October 21, 1993                       --          5,400
- -----------------------------------------------------------------------------
Available Lines of Credit at End of Year
    Unused bank lines                               $140,150        $46,400
- -----------------------------------------------------------------------------

     Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

     The Company has a line of credit of $10 million that expires December 16, 1994, to cover projected short-term credit needs of the Company. On February 1, 1994, the utility subsidiaries reduced their lines of credit to approximately $154 million from $184 million in effect since November 1, 1993. On
July 1, 1994, the utility subsidiaries again reduced their lines of credit to approximately $131 million from $154 million. Agreements covering $93.7 million of the total will expire on June 29, 1995. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. Payment for the lines of credit is by fee.


14.  LONG-TERM DEBT

14A  Issuance of Bonds

     On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of North Shore Gas' previously issued first mortgage bonds and for general corporate purposes. North Shore Gas may issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of the future offering will be used for general corporate purposes.

     On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds ($75 million 5-3/4 percent Series A and $27 million adjustable-rate Series B), which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. The proceeds are being held in a trust fund until drawn down by Peoples Gas for reimbursement of construction expenditures.

     In accordance with provisions of the Internal Revenue Code and regulations thereunder, any arbitrage income must be paid to the federal government. Additionally, all assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

14B  Interest-Rate Adjustments

     The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1994, have been remarketed. The interest rate on such bonds is 4.2 percent for the period October 1, 1994, through September 30, 1995.

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


14C  Sinking Fund Requirements of Subsidiaries

     As of September 30, 1994, long-term debt sinking fund requirements of North Shore Gas for fiscal years 1995 through 1998 equal $4 million each year.


14D  Fair Value of Financial Instruments

     The estimated fair value of the Company's $626.1 million carrying amount of long-term debt approximated $662.7 million as of September 30, 1994. As of September 30, 1993, the estimated fair value of the Company's $528.1 million carrying amount of long-term debt approximated $560.4 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments would not be realized by the Company's shareholders. The carrying amount of all other financial instruments approximates fair value.


15.  PREFERRED STOCK

     The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 1994.

16.  COMMON STOCK


For fiscal years ended September 30,             1994          1993           1992
- ------------------------------------------------------------------------------------------
Shares outstanding--beginning of year        34,822,842     34,773,944     32,761,763
Shares issued:
    Employee Stock Purchase Plan                 35,570         28,848         30,816
    Long-Term Incentive Compensation Plan        13,345         81,425        126,656
    Other Deferred Compensation Plans             1,278          1,206          3,921
    Public Offering                                  --             --      1,950,000
Shares reacquired                                (4,966)       (62,581)       (99,212)
- ------------------------------------------------------------------------------------------
Shares outstanding-end of year               34,868,069     34,822,842     34,773,944
- ------------------------------------------------------------------------------------------


Shares Reserved            As of September 30,   1994           1993           1992
- ------------------------------------------------------------------------------------------
Dividend Reinvestment and Stock
    Purchase Plan                             1,036,891      1,036,891      1,036,891
Employee Stock Purchase Plan                  1,051,734      1,087,304      1,116,152
Long-Term Incentive Compensation Plan           469,280        482,625        564,050
- ------------------------------------------------------------------------------------------
Total shares reserved                         2,557,905      2,606,820      2,717,093
- ------------------------------------------------------------------------------------------


                                                                                Stock
                                                            Non-Qualified   Appreciation
Long-Term Incentive Compensation Plan      Price Range      Stock Options   Rights (SARs)
- ------------------------------------------------------------------------------------------
Outstanding at September 30, 1992          $23.69-25.69         77,300         77,300
- ------------------------------------------------------------------------------------------
Granted                                    $      30.38         56,300         56,300
Exercised                                   23.69-25.69        (69,200)       (69,200)
- ------------------------------------------------------------------------------------------
Outstanding at September 30, 1993          $25.69-30.38         64,400         64,400
- ------------------------------------------------------------------------------------------
Granted                                    $      30.88         52,700         52,700
Exercised                                         30.38         (1,200)        (1,200)
- ------------------------------------------------------------------------------------------
Outstanding at September 30, 1994          $25.69-30.88        115,900        115,900
- ------------------------------------------------------------------------------------------

     Restricted stock awarded to officers of the Company during the last three fiscal years are as follows: 1994, 12,625 shares; 1993, 12,225 shares; and 1992, 13,350 shares. As of September 30, 1994, there were 353,380 shares available for future grant under options or restricted stock awards. As of September 30, 1994, there were 420,450 SARs available for future grant.

17.  DEFERRED CHARGES


As of September 30,                                                   1994           1993
- --------------------------------------------------------------------------------------------
                                                                         (Thousands)
Debt expense being amortized over the lives of outstanding issues   $14,286        $13,389
Energy Conservation Plan expenses                                     1,054          1,071
Environmental costs, net of recoveries                               17,505         13,973
Clearing accounts, primarily applicable to construction projects        936            523
Interest on gas sales revenue refundable                              2,965            397
Recoverable gas over-pressure condition costs                         2,193          3,426
Peoples District Energy                                                 757            897
Transition gas costs from pipeline supplier                          11,300             --
Other                                                                 2,884          1,145
- --------------------------------------------------------------------------------------------
    Total Deferred Charges                                          $53,880        $34,821
- --------------------------------------------------------------------------------------------

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. Results for the first quarter of fiscal 1994 include the recording of one-half of an IRS settlement, in income, increasing net income by $10.7 million or 31 cents per share.

                                                                Earnings
                  Operating      Operating                         Per
Fiscal Quarters   Revenues        Income       Net Income         Share
- -------------------------------------------------------------------------
                   (Thousands, except per-share amounts)
 1994
     Fourth      $118,822        $(6,776)      $(15,597)        $(0.45)
     Third        206,791         11,560          2,604           0.07
     Second       574,593         58,434         48,404           1.39
     First        379,282         38,598         38,988           1.12

 1993
     Fourth      $136,057        $(3,805)      $(13,218)        $(0.38)
     Third        224,303         14,598          4,891           0.14
     Second       522,455         60,762         50,643           1.45
     First        376,126         41,488         31,059           0.89

     Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 30, 1994, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 24, 1995. Such information is incorporated herein by reference.

     Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy Statement, to be filed with the SEC on or about December 30, 1994, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 24, 1995. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December 30, 1994, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 24, 1995. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)  1.   Financial Statements:                                            Page
                                                                           ----

          See Part II, Item 8.                                              22

     2.   Financial Statement Schedules:

          Schedule
           Number
          --------

             V           Property, Plant and Equipment, at
                           Original Cost                                   53
            VI           Accumulated Provision for Depreciation of
                           Property, Plant and Equipment                   54
           VIII          Valuation and Qualifying Accounts                 55
            IX           Short-Term Borrowings                             56
             X           Supplementary Income Statement Information        57

     3.   Exhibits:

          See Exhibit Index on page 59.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1994:

          None.

                                                                  SCHEDULE V

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES
                 PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
                                   (Thousands)

                Column A                                Column B        Column C       Column D       Column E      Column F
- ----------------------------------------              ------------     ----------     -----------    ----------    -----------
                                                         Balance                                      Transfers      Balance
                                                      at beginning      Additions                      between      at end of
             Classification                             of period        at cost      Retirements     accounts       period
- ----------------------------------------              ------------     ----------     -----------    ----------    -----------

                                                                         Fiscal Year Ended September 30, 1994
                                                                         ------------------------------------
Public utility facilities:
   Gas plant in service -
     Production plant                                  $  124,743       $    510        $     4        $    --     $  125,249
     Storage plant                                        200,336         11,061            727             --        210,670
     Transmission plant                                   108,231          4,852             10             --        113,073
     Distribution plant                                 1,390,762         65,375         12,682            (27)     1,443,428
     General plant                                         96,414         10,830          5,336             27        101,935
   Gas plant leased to others                               6,517             --             --             --          6,517
   Construction work in progress                           15,244         (5,782)            --             --          9,462
   Gas stored underground - non-current                     8,165            311             --             --          8,476
                                                       ----------       --------        -------        -------     ----------
     Total public utility facilities                    1,950,412         87,157         18,759              0      2,018,810
Non-utility property                                          569             --             --             --            569
                                                       ----------       --------        -------        -------     ----------
Total property, plant and equipment, at original cost  $1,950,981       $ 87,157(a)     $18,759(b)     $     0     $2,019,379
                                                       ----------       --------        -------        -------     ----------
                                                       ----------       --------        -------        -------     ----------


                                                                          Fiscal Year Ended September 30, 1993
                                                                          ------------------------------------
Public utility facilities:
   Gas plant in service -
     Production plant                                  $  122,053       $    224        $   199        $ 2,665     $  124,743
     Storage plant                                        176,651         24,773          1,704            616        200,336
     Transmission plant                                    92,741         16,375             12           (873)       108,231
     Distribution plant                                 1,329,688         80,108         21,154          2,120      1,390,762
     General plant                                         85,973         16,137          5,683            (13)        96,414
   Gas plant leased to others                               6,509              8             --             --          6,517
   Construction work in progress                           21,605         (6,361)            --             --         15,244
   Gas stored underground - non-current                     7,814            351             --             --          8,165
                                                       ----------       --------        -------        -------     ----------
     Total public utility facilities                    1,843,034        131,615         28,752          4,515      1,950,412
Non-utility property                                          569             --             --             --            569
                                                       ----------       --------        -------        -------     ----------
Total property, plant and equipment, at original cost  $1,843,603       $131,615(c)     $28,752(b)     $ 4,515(d)  $1,950,981
                                                       ----------       --------        -------        -------     ----------
                                                       ----------       --------        -------        -------     ----------


                                                                          Fiscal Year Ended September 30, 1992
                                                                          ------------------------------------
Public utility facilities:
   Gas plant in service -
     Production plant                                  $  121,847       $    333        $    84        $   (43)    $  122,053
     Storage plant                                        175,136          1,852            337             --        176,651
     Transmission plant                                    82,770          8,197             70          1,844         92,741
     Distribution plant                                 1,254,399         93,556         16,437         (1,830)     1,329,688
     General plant                                         80,470          9,677          4,192             18         85,973
   Gas plant leased to others                               6,509             --             --             --          6,509
   Construction work in progress                           16,862          4,743             --             --         21,605
   Gas stored underground - non-current                     7,814             --             --             --          7,814
                                                       ----------       --------        -------        -------     ----------
     Total public utility facilities                    1,745,807        118,358         21,120            (11)     1,843,034
Non-utility property                                        1,044             --            475             --            569
                                                       ----------       --------        -------        -------     ----------
Total property, plant and equipment, at original cost  $1,746,851       $118,358(e)     $21,595(b)     $   (11)(d) $1,843,603
                                                       ----------       --------        -------        -------     ----------
                                                       ----------       --------        -------        -------     ----------

                                                      ( ) Denotes red figure.

Notes:    (a)  Includes construction expenditures of $87,218 less amortization of capital lease of $61.

          (b)  Represents:                                                                       1994      1993      1992
                                                                                               -------   -------   -------
               Retirements charged to accumulated provision for depreciation (Schedule VI)     $18,759   $28,752   $21,577
               Cost of land retired at Deerfield                                                    --        --        18
                                                                                               -------   -------   -------
                                                                                               $18,759   $28,752   $21,595
                                                                                               -------   -------   -------
                                                                                               -------   -------   -------

          (c)  Includes construction expenditures of $131,669 less amortization of capital lease of $54.

          (d)  Represents the following:                                                                   1993      1992
                                                                                                         --------  --------
               Implementation of Statement of Financial Accounting Standards Number 109                  $  4,515  $    --
               Amortization of Capital Lease for Oct. - Dec., 1991                                             --       (11)
                                                                                                         --------  --------
                                                                                                         $  4,515  $    (11)
                                                                                                         --------  --------
                                                                                                         --------  --------

          (e)   Includes construction expenditures of $118,084 plus net capital lease of $274.

                                                                  SCHEDULE VI


               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES ACCUMULATED PROVISION FOR DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                   (Thousands)


        Column A                Column B           Column C                         Column D                Column E     Column F
- -------------------------     ------------  -----------------------  -------------------------------------- --------    ----------
                                             Additions charged to
                                             costs and expenses(a)             Deduct Retirements
                                            ----------------------   --------------------------------------
                                 Balance                             Retirement                 Stores and                Balance
                              at beginning Depreciation   Clearing   of property     Cost of       misc.      Other      at end of
       Description              of period     expense     accounts     at cost     dismantling   (salvage)   Charges       period
- -------------------------     ------------ ------------   --------   -----------   -----------  ----------   -------     ---------
                                                        Fiscal Year Ended September 30, 1994
                                                        ------------------------------------
Public utility facilities:
   Gas plant in service -
     Production plant           $102,362     $ 2,930       $   --     $     4        $   11      $    --     $   --      $105,277
     Storage plant                77,509       6,104           --         727            93           (3)         3        82,799
     Transmission plant           27,509       2,079           --          10            44           --       (686)       28,848
     Distribution plant          382,713      47,970           --      12,682         6,429          (46)       959       412,577
     General plant                36,057       5,601        3,901       5,336             3         (333)       572        41,125
                                --------     -------       ------     -------        ------      -------     ------      --------
Total gas plant in service       626,150      64,684        3,901      18,759         6,580         (382)       848       670,626
Gas plant leased to others         6,372           6           --          --            --           --         --         6,378
                                --------     -------       ------     -------        ------      -------     ------      --------
Total public utility facilities  632,522      64,690        3,901      18,759         6,580         (382)       848       677,004
Non-utility property                 443          --           --          --            --           --         --           443
                                --------     -------       ------     -------        ------      -------     ------      --------
Total accumulated provision
   for depreciation             $632,965     $64,690       $3,901     $18,759        $6,580      $  (382)    $  848(b)   $677,447
                                --------     -------       ------     -------        ------      -------     ------      --------
                                --------     -------       ------     -------        ------      -------     ------      --------


                                                       Fiscal Year Ended September 30, 1993
                                                       ------------------------------------
Public utility facilities:
   Gas plant in service -
     Production plant           $ 97,418     $ 2,892       $   --     $   199        $    5      $    --     $2,256      $102,362
     Storage plant                73,344       5,709           --       1,704           176           --        336        77,509
     Transmission plant           25,640       1,700           --          12             3           --        184        27,509
     Distribution plant          364,033      46,164           --      21,154         6,762          (30)       402       382,713
     General plant                32,715       4,342        4,148       5,683            36         (587)       (16)       36,057
                                --------     -------       ------     -------        ------      -------     ------      --------
Total gas plant in service       593,150      60,807        4,148      28,752         6,982         (617)     3,162       626,150
Gas plant leased to others         6,372          --           --          --            --           --         --         6,372
                                --------     -------       ------     -------        ------      -------     ------      --------
Total public utility facilities  599,522      60,807        4,148      28,752         6,982         (617)     3,162       632,522
Non-utility property                 443          --           --          --            --           --         --           443
                                --------     -------       ------     -------        ------      -------     ------      --------
Total accumulated provision
   for depreciation             $599,965     $60,807       $4,148     $28,752        $6,982      $  (617)     $3,162(b)  $632,965
                                --------     -------       ------     -------        ------      -------     ------      --------
                                --------     -------       ------     -------        ------      -------     ------      --------

                                                       Fiscal Year Ended September 30, 1992
                                                       ------------------------------------
Public utility facilities:
   Gas plant in service -
     Production plant           $ 94,655     $ 2,834       $   --     $    84        $    1      $   (16)    $   (2)     $ 97,418
     Storage plant                68,388       5,297           --         337             4           --         --        73,344
     Transmission plant           24,083       1,562           --          70            20           --         85        25,640
     Distribution plant          343,095      44,213           --      16,437         6,945          (43)        64       364,033
     General plant                28,303       3,441        4,124       4,192             4       (1,079)       (36)       32,715
                                --------     -------       ------     -------        ------      -------     ------      --------
Total gas plant in service       558,524      57,347        4,124      21,120         6,974       (1,138)       111       593,150
Gas plant leased to others         6,372          --           --          --            --           --         --         6,372
                                --------     -------       ------     -------        ------      -------     ------      --------
Total public utility facilities  564,896      57,347        4,124      21,120         6,974       (1,138)       111       599,522
Non-utility property                 730          --           --         457            --           --        170           443
                                --------     -------       ------     -------        ------      -------     ------      --------
Total accumulated provision
   for depreciation             $565,626     $57,347       $4,124     $21,577        $6,974      $(1,138)   $   281(b)   $599,965
                                --------     -------       ------     -------        ------      -------     ------      --------
                                --------     -------       ------     -------        ------      -------     ------      --------

                                                       ( ) Denotes red figure.

Notes:    (a)  See Note 1E of the Notes to Consolidated Financial Statements with respect to the basis for the provision for depreciation.
          (b)  Represents the following:                                                          1994      1993      1992
                                                                                                 ------    ------    ------
                    Accumulated provision for depreciation applicable to property acquired       $  581    $   --    $   --
                    Capitalized depreciation transferred                                            161       154       147
                    Adjustment for sale of non-utility property                                      --        --       134
                    Implementation of Statement of Financial Accounting Standards Number 109         --     3,039        --
                    Contractor and Insurance Settlements                                            100        --        --
                    Sundry Items - Net                                                                6       (31)       --
                                                                                                 ------    ------    ------
                                                                                                 $  848    $3,162    $  281
                                                                                                 ------    ------    ------
                                                                                                 ------    ------    ------

                                                                   SCHEDULE VIII

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                   (Thousands)



                     Column A                            Column B            Column C            Column D            Column E
- --------------------------------------------------     -------------         ---------     --------------------     ----------
                                                                             Additions          Deductions
                                                                             ---------     --------------------
                                                                              Charged         Charges for the
                                                          Balance            to costs      purpose for which the      Balance
                                                       at beginning             and        reserves or deferred      at end of
                    Description                          of period           expenses      credits were created       period
- --------------------------------------------------     -------------         ---------     --------------------     ----------

                                                Fiscal Year Ended September 30, 1994
                                                ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                   $19,789             $32,016             $27,516             $24,289


                                                Fiscal Year Ended September 30, 1993
                                                ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                   $16,755             $22,490             $19,456             $19,789


                                                Fiscal Year Ended September 30, 1992
                                                ------------------------------------
RESERVES (deducted from assets in balance sheet):
    Uncollectible items                                   $17,426             $19,703             $20,374             $16,755

                                                                     SCHEDULE IX

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                              SHORT-TERM BORROWINGS



     Column A             Column B          Column C          Column D           Column E(a)           Column F(b)
- ---------------------   -------------   ----------------  -----------------   -----------------     -----------------
                                        Weighted Average   Maximum Amount       Average Amount      Weighted Average
Category of Aggregate    Balance at       Interest Rate      Outstanding         Outstanding          Interest Rate
Short-Term Borrowings   End of period     End of Period   During the Period   During the Period     During the Period
- ---------------------   -------------   ----------------  -----------------   -----------------     -----------------
                         (Thousands)                                  (Thousands)

                                                Fiscal Year Ended September 30, 1994
                                                ------------------------------------
Bank Loans                $   900             7.75%           $    900             $   573                6.66%
Commercial Paper               --               --             123,800              31,739                3.13


                                                Fiscal Year Ended September 30, 1993
                                                ------------------------------------
Bank Loans                $    --               --%           $    900             $   417                6.21%
Commercial Paper           68,600             3.21              87,000              25,718                3.26


                                                Fiscal Year Ended September 30, 1992
                                                ------------------------------------
Bank Loans                $   900             6.00%           $    900             $   838                6.74%
Commercial Paper           28,000             3.24              28,000               4,638                4.30



          (a) Computed by multiplying the amounts outstanding by the days outstanding and dividing the results by the number of days used.

          (b) Computed by dividing the applicable interest expense by the average amount outstanding during the period.

                                                                      SCHEDULE X



               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION




     Maintenance, depreciation, royalties, and advertising costs, other than those specifically disclosed in the Consolidated Statements of Income, are not significant.

     Significant taxes charged to costs and expenses, other than payroll and income taxes, are summarized as follows:


Fiscal Years Ended September 30,    1994          1993           1992
- ------------------------------------------------------------------------
                                             (Thousands)
Illinois public utility         $ 47,481       $ 48,297       $ 44,868

Municipal public utility          84,130         82,305         72,430

Other                             12,315         12,451         12,400
- ------------------------------------------------------------------------

     Total                      $143,926       $143,053       $129,698
- ------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLES ENERGY CORPORATION

Date:  December 22, 1994                By:  /s/ RICHARD E. TERRY
                                           -------------------------------
                                               Richard E. Terry
                                           Chairman of the Board and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1994.

/s/ RICHARD E. TERRY                         Chairman of the Board and Chief
- -------------------------------                Executive Officer and Director
Richard E. Terry                               (Principal Executive Officer)

/s/ KENNETH S. BALASKOVITS                   Vice President and Controller
- ------------------------------                 (Principal Financial and
Kenneth S. Balaskovits                         Accounting Officer)

/s/ J. BRUCE HASCH                           Director
- ------------------------------
J. Bruce Hasch

/s/ MICHAEL S. REEVES                        Director
- ------------------------------
Michael S. Reeves

/s/ PASTORA SAN JUAN CAFFERTY                Director
- ------------------------------
Pastora San Juan Cafferty

/s/ FRANKLIN A. COLE                         Director
- ------------------------------
Franklin A. Cole

/s/ FREDERICK C. LANGENBERG                  Director
- ------------------------------
Frederick C. Langenberg

/s/ H. J. LIVINGSTON, JR.                    Director
- ------------------------------
H. J. Livingston, Jr.

/s/ WILLIAM G. MITCHELL                      Director
- ------------------------------
William G. Mitchell

/s/ EARL L. NEAL                             Director
- ------------------------------
Earl L. Neal

/s/ RICHARD P. TOFT                          Director
- ------------------------------
Richard P. Toft

/s/ ARTHUR R. VELASQUEZ                      Director
- ------------------------------
Arthur R. Velasquez

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX


(a)  The exhibits listed below are filed herewith and made a part thereof:

     Exhibit
     Number              Description of Document
     -------   ----------------------------------------------

     3(a)      Amendment to the By-Laws of the Registrant,
                  dated February 24, 1994.

     3(b)      By-Laws of the Registrant, as amended on
                  February 24, 1994.

     3(c)      Amendment to the By-Laws of the Registrant,
                  dated December 7, 1994.

     3(d)      By-Laws of the Registrant, as amended on
                  December 7, 1994.

     10(a)     Short-Term Incentive Compensation Plan of the
                  Registrant, as amended on December 7, 1994.

     10(b)     Executive Deferred Compensation Plan of the
                  Registrant, effective October 1, 1994.

     10(c)     Supplemental Retirement Benefit Plan, Part A,
                  Part B and Part C, of the Registrant, effective
                  December 7, 1994.

     10(d)     Firm Transportation Service Agreement Under Rate
                  Schedule FT between Peoples Gas and Trunkline
                  Gas Company, dated as of December 1, 1993.

     10(e)     Firm Transportation Service Agreement Under Rate
                  Schedule FTS between North Shore Gas and
                  Natural Gas Pipeline Company of America, dated as of February 1, 1994.

     23        Arthur Andersen LLP consent to incorporation
                  by reference in Registration Statement
                  Nos. 2-82760, 2-88307, 33-6369, and 33-6370.

     27        Financial Data Schedule

     99        Form 11-K for the Employee Stock Purchase Plan
                  of the Registrant for the fiscal year ended
                  September 30, 1994.

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.


     Exhibit
     Number                           Description of Document
     -------        ------------------------------------------------------------

     3(e) Articles of Incorporation of the Registrant, as amended on February 1, 1980 (Registrant Form 10-K for fiscal year ended September 30, 1980, Exhibit 3(a)).

     4(a) The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples) by Indenture dated March 1, 1928 (Peoples - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of July 15, 1966 (Peoples - Form 8-K for the month of July 1966, Exhibit 2); Supplemental Indenture dated as of August 15, 1967 (Peoples - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of April 1, 1972 (Peoples - File No. 2-43367, Post-Effective
                    Exhibit 2-2); Supplemental Indenture dated as of July 15, 1973 (Peoples - File No. 2-48430, Exhibit 4-2); Supplemental Indenture dated as of June 1, 1984, and Supplemental Indenture dated as of October 1, 1984 (Peoples - Form 10-K for fiscal year ended September 30, 1984, Exhibits 4-1, 4-2 and 4-3, respectively); Supplemental Indentures dated March 1, 1985, (Peoples - Form 10-K for fiscal year ended September 30, 1985, Exhibits 4-1, 4-2, 4-3, 4-4, respectively); Supplemental Indenture dated May 1, 1990 (Peoples - Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of
                    April 1, 1993 (Peoples - Form 8 dated as of May 5, 1993,
                    Exhibit 1); Supplemental Indenture dated as of December 1, 1993 (Peoples - Form 10-Q for the quarterly period ended December 31, 1993, Exhibits 4(a) and 4(b)).

     4(b) North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Sixth Supplemental Indenture dated as of October 1, 1973 (North Shore) - Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-3); Seventh Supplemental

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     Exhibit

     Number                           Description of Document
     ------         ------------------------------------------------------------

     4(b)           Indenture dated as of February 15, 1977 (North Shore - Form
     cont.          10-K for the fiscal year ended September 30, 1980, Exhibit
                    4-4; Eighth Supplemental Indenture dated as of September 15,
                    1980 (North Shore - Form 10-K for the fiscal year ended
                    September 30, 1980, Exhibit 4-5); Ninth Supplemental
                    Indenture dated as of December 1, 1987 (North Shore - Form
                    10-K for the fiscal year ended September 30, 1987, Exhibit
                    4); Tenth Supplemental Indenture dated as of
                    November 1, 1990 (North Shore - Form S-3 Registration
                    Statement No. 33-37332, Exhibit 4b); and Eleventh
                    Supplemental Indenture dated as of October 1, 1992 (North
                    Shore - Form 10-K for the fiscal year ended September 30,
                    1992, Exhibit 4): Twelfth Supplemental Indenture dated as of
                    April 1, 1993 (North Shore - Form 8-K dated April 23, 1993,
                    Exhibit 4).

     10(f) Storage Service Agreement Under Rate Schedule S-1 between Peoples Gas and Natural Gas Pipeline Company of America, dated as of November 30, 1990 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(a)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of August 13, 1990 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(b)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of October 8, 1990 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(c)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of October 8, 1990 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(d)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(e)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(f)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(g)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of February 1, 1992 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(h)); Storage Service Agreement Under Rate Schedule S-1 between North Shore Gas and Natural Gas Pipeline Company of America, dated as of November 30, 1990 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(i)).

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     Exhibit
     Number                          Description of Document

     10(g) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(a)).

     10(h) Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(b)); Firm Transportation Service Agreement Under Rate Schedule S-2 between Peoples Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993,
                    Exhibit 10(c)); Firm Transportation Service Agreement Under Rate Schedule S-2 between North Shore Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(d)); Firm Transportation Service Agreement Under Rate Schedule FTS between North Shore Gas and Natural Gas Pipeline Company of America, dated as of December 1, 1993 (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(e)).

     10(i) Construction Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-Q for the quarterly period ended December 31, 1993,
                    Exhibit 10(f)); Service Guaranty Agreement dated
                    December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(g)).

     21 Subsidiaries of the Registrant (Registrant Form 10-K for the fiscal year ended September 30, 1982, Exhibit 22).