Form 10-Q
period 1994-12-31
PEOPLES ENERGY CORP
filed 1995-02-09
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

     / x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1994

                                OR

      /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 1-5540

                    PEOPLES ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)


                  Illinois                  36-2642766
       (State or other jurisdiction of    (IRS Employer
       incorporation or organization)     Identification No.)

24th Floor, 130 East Randolph Drive, Chicago, Illinois      60601-6207
       (Address of principal executive offices)            (Zip Code)


                          (312) 240-4000
       (Registrant's telephone number, including area code)

           122 South Michigan Avenue, Chicago, Illinois
           (Former address, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes / x /   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,899,720 shares of Common Stock, without par value, outstanding at January 31, 1995.

                     PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                       Peoples Energy Corporation
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                      Three Months Ended      Twelve Months Ended
                                          December 31,            December 31,
                                     -------------------      ---------------------
                                      1994         1993        1994          1993
                                     --------    --------    --------     ---------
                                         (Thousands, except per-share amounts)

OPERATING REVENUES:
  Gas sales                          $266,552     $342,280  $1,078,200    $1,134,084
  Transportation of customer-
    owned gas                          32,752       33,399     109,481       113,676
  Other                                 7,819        3,603      19,648        14,336
                                   ----------    ---------   ---------     ---------
   Total Operating Revenues           307,123      379,282   1,207,329     1,262,096
                                   ----------    ---------   ---------     ---------
OPERATING EXPENSES:
  Gas costs                           146,087      201,702     613,424       650,738
  Operation                            48,724       54,225     215,264       214,660
  Maintenance                           9,422        8,402      38,967        36,113
  Depreciation                         16,518       15,225      65,978        61,534
  Taxes - Income                       13,890       17,153      28,790        36,504
       - State & local revenue         31,246       39,194     124,786       131,652
       - Other                          5,015        4,783      20,681        20,742
                                    ---------     --------   ---------     ---------
   Total Operating Expenses           270,902      340,684   1,107,890     1,151,943
                                    ---------     --------   ---------     ---------
OPERATING INCOME                       36,221       38,598      99,439       110,153
                                    ---------     --------    --------     ---------
OTHER INCOME:
  Interest income                       1,359          458       7,069         2,776
  Miscellaneous                           514       11,835       3,307        14,325
                                     --------    ---------    --------      --------
     Total Other Income                 1,873       12,293      10,376        17,101
                                     --------    ---------    --------      --------
GROSS INCOME                           38,094       50,891     109,815       127,254

INCOME DEDUCTIONS:
  Interest on long-term debt
   of subsidiaries                     11,348       10,227      45,355        41,537
  Other interest                        1,375        1,445       2,942         3,068
  Amortization of debt discount
   and expense                            203          192         821           745
  Preferred stock dividends of
   a subsidiary                            --           --          --           488
  Miscellaneous                            41           39         159           112
                                     --------     --------     -------       -------
     Total Income Deductions           12,967       11,903      49,277        45,950
                                     --------     --------     -------       -------
NET INCOME                           $ 25,127     $ 38,988   $  60,538      $ 81,304
                                    ---------      -------    --------        ------
                                    ---------      -------    --------        ------
Average Shares of Common Stock
  Outstanding                          34,886       34,839      34,867        34,822

Earnings Per Share of Common Stock    $  0.72     $   1.12   $    1.74     $    2.33

Dividends Declared Per Share          $  0.45     $  0.445   $    1.80     $    1.78


 The Notes to Consolidated Financial Statements are an integral part of these statements.



                        Peoples Energy Corporation

                       CONSOLIDATED BALANCE SHEETS


                                             December 31,                December 31,
                                                 1994      September 30,    1993
                                             (Unaudited)       1994      (Unaudited)
                                             -----------   -----------   -----------
                                                           (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                           $2,035,774  $2,019,379   $1,969,899
     Less - Accumulated depreciation             690,291     677,447      643,898
                                               ---------   ---------    ---------
       Net property, plant and equipment       1,345,483   1,341,932    1,326,001
Other  investments                                15,115      16,289       18,858
                                               ---------   ---------    ---------
     TOTAL CAPITAL INVESTMENTS - NET           1,360,598   1,358,221    1,344,859
                                               ---------   ---------    ---------
CURRENT ASSETS:

Cash                                               4,788       3,667       17,181
Cash equivalents                                  56,898      73,584       14,595
Other temporary cash investments,
   at cost that approximates market value          1,000       1,000        1,100
Trust fund, utility construction                  16,440      31,493       68,256
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $20,862,
       $24,289, and $16,880, respectively        120,591      73,959      150,615
   Other                                           5,959       2,224       35,492
Accrued unbilled revenues                         72,280      19,922       82,426
Materials and supplies, at average cost           25,152      23,855       25,721
Gas in storage, at last-in, first-out cost       124,898     151,005      119,154
Gas costs recoverable through rate adjustments    19,203      14,426       50,284
Prepayments                                        1,646       2,050        1,758
                                                --------    --------    ---------
     TOTAL CURRENT ASSETS                        448,855     397,185      566,582
                                                --------    --------     --------
DEFERRED CHARGES                                  53,819      53,880       48,095
                                               ---------   ---------    ---------
       TOTAL PROPERTIES AND OTHER ASSETS      $1,863,272  $1,809,286   $1,959,536
                                               ---------   ---------    ---------
                                               ---------   ---------    ---------

  The Notes to Consolidated Financial Statements are an integral part of these statements.


                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS

                                            December 31,                December 31,
                                               1994       September 30,     1993
                                            (Unaudited)       1994      (Unaudited)
                                            -----------   ------------  -----------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,898,353, 34,868,069,
         and 34,849,889 shares, respectively   $  276,702  $  276,120   $  275,615
   Retained earnings                              374,681     365,258      376,911
                                                 --------    --------     --------
       Total Common Stockholders' Equity          651,383     641,378      652,526
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year             622,013     626,075      626,075
                                                ---------   ---------    ---------
       TOTAL CAPITALIZATION                     1,273,396   1,267,453    1,278,601
                                                ---------   ---------    ---------
CURRENT LIABILITIES:

Interim loans of subsidiaries                      10,135         900       97,550
Accounts payable                                  114,630     109,135      136,912
Dividends payable on common stock                  15,704      15,690       15,508
Customer gas service and credit deposits           57,790      45,420       41,612
Sinking fund payments and maturities,
   due within one year -
     Long-term debt of subsidiaries                 4,000       4,000        4,000
Accrued taxes                                      49,672      28,936       55,660
Gas sales revenue refundable through
   rate adjustments                                49,811      50,943        7,474
Accrued interest                                    9,428      12,942        9,125
Temporary LIFO liquidation credit                   4,298          --       19,641
                                                 --------    --------     --------
       TOTAL CURRENT LIABILITIES                  315,468     267,966      387,482
                                                 --------    --------     --------
RESERVES AND DEFERRED CREDITS:

Deferred income taxes - primarily
   accelerated depreciation                       195,535     189,938      200,988
Investment tax credits being amortized
   over the average lives of related property      39,444      39,887       41,234
Other                                              39,429      44,042       51,231
                                                 --------    --------    ---------
       TOTAL RESERVES AND DEFERRED CREDITS        274,408     273,867      293,453
                                                ---------   ---------    ---------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,863,272  $1,809,286   $1,959,536
                                                ---------   ---------    ---------
                                                ---------   ---------    ---------

The Notes to Consolidated Financial Statements are an integral part of these statements.



                        Peoples Energy Corporation
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                              1994       1993
                                                            -------   --------
                                                                (Thousands)

OPERATING ACTIVITIES:
  Net Income                                               $ 25,127   $ 38,988
  Adjustments to reconcile net income to net cash:
    Depreciation                                             16,518     15,225
    Deferred income taxes and investment tax credits - net    4,524      1,744
    Change in other deferred credits and reserves            (3,983)   (18,338)
    Change in deferred charges                                   61    (13,274)
    Other                                                        28         --
                                                            -------    -------
                                                             42,275     24,345
    Change in current assets and liabilities:
     Receivables - net                                      (50,367)   (74,191)
     Accrued unbilled revenues                              (52,358)   (52,388)
     Materials and supplies                                  (1,297)       (69)
     Gas in storage                                          26,107     25,851
     Rate adjustments recoverable or refundable              (5,908)       496
     Accounts payable                                         5,495     18,692
     Customer gas service and credit deposits                12,370     (1,464)
     Accrued taxes                                           20,736     27,746
     Accrued interest                                        (3,514)    (1,246)
     Temporary LIFO liquidation credit                        4,298     19,641
     Other                                                      404        682
                                                             -------   --------
  NET CASH USED IN OPERATING ACTIVITIES                      (1,759)   (11,905)
                                                             -------   --------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction       (19,721)   (22,882)
  Other assets                                                 (349)      (327)
  Other long-term cash investments                            1,424       (133)
  Other capital investments                                    (278)    (2,364)
                                                            --------   --------
  NET CASH USED IN INVESTING ACTIVITIES                     (18,924)   (25,706)
                                                            --------   --------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                         9,235     28,950
  Issuance of long-term debt of subsidiaries                     --    102,000
  Trust fund, utility construction                           15,053    (64,013)
  Retirement of long-term debt of subsidiaries               (4,062)    (4,000)
  Redemption of preferred stock of a subsidiary                  --     (3,400)
  Dividends paid on common stock                            (15,691)   (15,496)
  Issuance of common stock - net                                583        595
                                                            -------    -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,118     44,636
                                                            -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (15,565)     7,025

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             77,251     24,751
                                                            -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 61,686   $ 31,776
                                                            -------    -------
                                                            -------    -------

The Notes to Consolidated Financial Statements are an integral part of these statements.



                    Peoples Energy Corporation
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, preferred stock, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

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

2A Revenue Recognition

      Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2B Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the three months
         ended December 31,         1994           1993
        -------------------------------------------------
                                         (Thousands)

         Income taxes paid       $     722     $     812
         Interest paid              14,532        12,746


2C Income Taxes

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

2D Recovery of Gas Costs, Including Charges for Transition Costs

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

      Pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through the Gas Charge. The Commission entered an order on March 9, 1994, providing for the full recovery of all such charges from customers. In September 1994, the Commission entered orders on rehearing that retained the provision for full recovery from customers. (See Notes 4A and 4B.)


3.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $60.9 million.


4.  RATES AND REGULATION

4A Utility Rate Proceedings

Rate Filings. On December 16, 1994, Peoples Gas filed with the Commission proposed changes in rates that are designed to increase annual revenues by about $59.9 million, exclusive of additional charges for revenue taxes. Peoples Gas is seeking a rate of return on original-cost rate base of 10.03 percent, which reflects a 12.7 percent cost of common equity.

   On December 16, 1994, North Shore Gas filed with the
Commission proposed changes in rates that are designed to increase annual revenues by about $10.1 million, exclusive of additional charges for revenue taxes. North Shore Gas is seeking a rate of return on original-cost rate base of 10.50 percent, which reflects a 12.6 percent cost of common equity.

   The Company expects that the Commission, following its usual practices, will not issue decisions regarding Peoples Gas' and North Shore Gas' rate increase requests until November 1995. The Company cannot predict the outcome of its utility subsidiaries' rate increase requests.

Environmental Cost Recovery. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In November 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. On December 29, 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings. On April 6, 1994, the Illinois Supreme Court allowed an appeal of the Appellate Court's decision. Any change made pursuant to the Supreme Court's order on appeal would have a prospective effect only. (See Note 5.)

FERC Order No. 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from Peoples Gas' and North Shore Gas' gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. Any change made pursuant to the Illinois Appellate Court's order on appeal would have a prospective effect only. (See Notes 2D and 4B.)

4B FERC Orders 636, 636-A, and 636-B

   In 1992, the FERC issued Order Nos. 636, 636-A, and 636-B.
Numerous appeals of the 636 Orders are pending before the Federal
Circuit Court of Appeal for the D.C. Circuit.

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

   Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North
Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas.
For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. However, subject to these caps, the level of costs that Peoples
Gas and North Shore Gas will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. As of December
31, 1994, Peoples Gas and North Shore Gas have accrued $34.4 million and $8.4 million, and have made payments of $25.2 million and $6.2 million, respectively, toward the caps.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2D and 4A.)


5.  ENVIRONMENTAL MATTERS

5A Former Manufactured Gas Plant Operations

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

   North Shore Gas has entered into a settlement agreement with NSSD with respect to costs incurred under the AO. In December 1994, North Shore Gas filed suit against EJ&E in the District Court for the Northern District of Illinois, seeking recovery of response costs incurred by North Shore Gas at the Waukegan II Site.

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

   In 1994, Peoples Gas became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. Peoples Gas is conducting a preliminary investigation to determine whether gas manufacturing wastes are present at the site.

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of December 31, 1994, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.6 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred as of December 31, 1994 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are authorized to recover the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. As of December 31, 1994, the subsidiaries had recovered $3.9 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

5B Former Mineral Processing Site in Denver, Colorado

   In February 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

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

   In November 1994, North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asks the court to declare that North Shore Gas is not liable for response costs incurred or to be incurred at the Denver site.

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


7.  DISTRICT ENERGY

   On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership, Trigen-Peoples District Energy Company, formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The services will be supplied from a central plant, a concept known as district energy. The other partner is a subsidiary of Trigen Energy Corporation (Trigen). Neither the partnership nor its partners are regulated as a public utility.

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


8.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in 1994 payments of principal and interest to the Company in total amount of approximately $28 million, or $21.6 million after income taxes. Both Peoples Gas and North Shore Gas received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.8 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $14 million was included in Reserves and Deferred Credits - Other.

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for Peoples Gas and North Shore Gas is being amortized (credited) to operation expense. The effect is to offset increases in costs that the utilities will incur during the year. In the quarter ended December 31, 1994, the utilities together amortized approximately $4.3 million, or $3.3 million after income taxes, leaving a remaining balance of about $10 million included in Reserves and Deferred Credits - Other.


9.  LONG-TERM DEBT

9A Issuance of Bonds

   On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of North Shore Gas' previously issued first mortgage bonds and for general corporate purposes. North Shore Gas may issue all or a portion of the remaining bonds during fiscal 1995 and/or fiscal 1996. Proceeds of any future offering will be used for general corporate purposes.

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

9B Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1994, have been remarketed. The interest rate on such bonds is 4.20 percent for the period October 1, 1994, through September 30, 1995.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1994, have been remarketed. The interest rate on such bonds is 4.95 percent for the period December 1, 1994, through November 30, 1995.


10.  POSTEMPLOYMENT BENEFITS

   In November 1992, the Financial Accounting Standards Board
(FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement did not have a material effect on financial position or results of operations.



Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition


RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $13.9 million, to $25.1 million, for the three-months ended December 31, 1994, from the results of last year's similar quarter. Results for the current three-months were adversely affected by: (1) lower gas deliveries resulting from weather that was about 20 percent warmer than the year-ago quarter, and (2) a timing difference in recognizing benefits from a previously announced federal income tax settlement ($3.3 million after income taxes that was recognized in the current year's first quarter versus about $10.7 million after income taxes recognized in the last year's first quarter). An additional $7.5 million from the settlement will be recognized during the remainder of fiscal 1995. (See Note 8 of the Notes to Consolidated Financial Statements.) Benefiting quarterly results were the sales of certain oil and gas interests.

   Net income applicable to common stock decreased $20.8 million, to $60.5 million, for the current 12-month period from the results of last year's like period. Results for the current 12 months were negatively impacted by lower gas deliveries resulting from weather that was 7 percent warmer than the prior year's like period and by the timing difference in recognizing benefits from the tax settlement. Further affecting the 12-months ended results were increased operating expenses, including a higher provision for uncollectible accounts, that were partially offset by sales of certain oil and gas interests.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                                      Three Months Ended   12 Months Ended
                                          December 31,       December 31,
                                        1994 Over 1993     1994 Over 1993
                                       ----------------    ---------------
(Thousands of dollars)                 Amount    Percent   Amount   Percent
- ---------------------------------------------------------------------------

Net operating revenues (a)             $(8,596)   (6.2)   $(10,587)  (2.2)
Operation and maintenance expenses      (4,481)   (7.2)      3,458    1.4
Depreciation expense                     1,293     8.5       4,444    7.2
Income taxes                            (3,263)  (19.0)     (7,714) (21.1)
Other income                           (10,420)  (84.8)     (6,725) (39.3)
Income deductions                        1,064     8.9       3,327    7.2
Net Income                             (13,861)  (35.6)    (20,766) (25.5)
- --------------------------------------------------------------------------


   (a) Operating revenues, net of gas costs and revenue taxes.



Net Operating Revenues

   Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the subsidiaries' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the subsidiaries. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2D of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

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

   Net operating revenues decreased $8.6 million, to $129.8 million, and $10.6 million, to $469.1 million, for the three- and 12-month periods, respectively. The three-month period included weather that was about 20 percent warmer than the similar year-ago quarter resulting in lower gas deliveries. Temperatures in the Chicago area during the current three-months through December were the warmest in the last 23 years. Warmer weather in the current 12-months also resulted in lower gas deliveries. Both current periods benefited from the sales of certain oil and gas interests.


Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $4.5 million, to $58.1 million, for the current three-month period, due primarily to recognizing approximately $4.3 million for the fiscal 1995 first-quarter's portion of the balance of the IRS settlement. (See Note 8 of the Notes to Consolidated Financial Statements.)

   Operation and maintenance expenses increased $3.5 million, to $254.2 million, for the current 12-month period, due mainly to an increase in the provision for uncollectible accounts and higher labor costs that arose mainly from weather-related overtime work and from start-up costs for new customer-service programs. Partially offsetting these items were a reduced workforce, lower employee benefits expenses for pensions, and a decrease in the provision for injuries and damages.


Depreciation Expense

   Depreciation expense increased $1.3 million, to $16.5 million, and $4.4 million, to $66.0 million, for the current three- and 12-month periods, respectively, due primarily to depreciable property additions.


Income Taxes

   Income taxes decreased $3.3 million, to $13.9 million, for the current three-month period, due principally to lower pre-tax income.

   Income taxes decreased $7.7 million, to $28.8 million, for the current 12-month period, due primarily to lower pre-tax income.

Other Income

   Other income decreased $10.4 million, to $1.9 million, for the current three-month period, due primarily to recognizing one-half of the IRS settlement of about $10.7 million after income taxes in last year's first quarter. (See Note 8 of the Notes to Consolidated Financial Statements.)


   Other income decreased $6.7 million, to $10.4 million, for the current 12-month period, due primarily to the recognition of the aforementioned IRS settlement in the prior 12-month period. This decrease was partially offset by higher interest income reflecting larger cash balances available for investment and by additional interest income from proceeds being held in a trust fund generated from the December 1993 bond issuance. (See Note 9A of the Notes to Consolidated Financial Statements.)

Income Deductions

   Income deductions increased $1.1 million, to $13.0 million, and $3.3 million, to $49.3 million, for the current three- and 12-month periods, due chiefly to increased interest on long-term debt reflecting additional debt outstanding.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.


FERC Order 636 Costs. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2D, 4A, and 4B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC
Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes
2D, 4A, and 4B of the Notes to Consolidated Financial
Statements.)

Postemployment Benefits. In November 1992, the FASB issued SFAS No. 112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. SFAS No. 112 required adoption by the Company no later than fiscal 1995. (See Note 10 of the Notes to Consolidated Financial Statements.)

Reengineering Study. Peoples Gas and North Shore Gas are undertaking a major project to reengineer their business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1994, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $60.9 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The Commission's order is on appeal before the Illinois Supreme Court. (See Note 4A of the Notes to Consolidated Financial Statements.)

   Peoples Gas and North Shore Gas filed proposed changes in rates with the Commission in December 1994. (See Note 4A of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 5A of the Notes to Consolidated Financial Statements.)

   In February 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. In November 1994, North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. (See Note 5B of the Notes to Consolidated Financial Statements.)

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

District Energy. On December 16, 1992, Peoples District Energy became a 50 percent participant in a partnership, Trigen-Peoples District Energy Company, formed to provide heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois and other large buildings near McCormick Place. The services will be supplied from a central plant, a concept known as district energy. The other partner is a subsidiary of Trigen, a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. (See Note 7 of the Notes to Consolidated Financial Statements.)

Bonds Issued. On March 30, 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. On May 13, 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 percent due May 1, 2003. (See Note 9A of the Notes to Consolidated Financial Statements.)

   On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. (See Note 9A of the Notes to Consolidated Financial Statements.)

   Additional bonds are issuable by the subsidiaries, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the subsidiaries' open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the subsidiaries' ability to issue additional debt, as needed.

Credit Lines. On July 1, 1994, the utility subsidiaries reduced their lines of credit to approximately $131 million from $154 million. Agreements covering $93.7 million of the total will expire on June 29, 1995. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 9B of the Notes to Consolidated Financial Statements.)


Interest Coverage. Peoples Gas' fixed charges coverage ratios for the 12-months ended December 31, 1994, and fiscal 1994 and 1993 were 2.80, 3.28, and 3.57, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)

   The corresponding coverage ratios for North Shore Gas for the same periods were 2.99, 3.33, and 2.91, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)

Dividends. On February 1, 1995, the Directors of the Company voted to maintain the regular quarterly dividend at 45 cents a share, ending a string of consecutive annual increases that began in 1984. This decision was prompted mainly by the abnormally warm weather being experienced this fiscal year in Chicago and the suburbs served by Peoples Gas and North Shore Gas. (See Results of Operations - Net Income and Net Operating Revenues.) The severe impact of warm weather on earnings may cause the dividend payout ratio to exceed 100 percent of this year's earnings.


                PART II. OTHER INFORMATION

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


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number                      Description of Document
              --------    ---------------------------------------------------
                 27          Financial Data Schedule


        b. Reports on Form 8-K filed during the quarter ended
            December 31, 1994

               Date of Earliest Event Reported - December 9, 1994

               Item 5.  Other Events
                      Rates and Regulation





                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Peoples Energy Corporation
                                  ------------------------------
                                         (Registrant)




 February 9, 1995      By:     /s/    K. S. BALASKOVITS
- ------------------        -----------------------------------
    (Date)                            K. S. Balaskovits
                                   Vice President and Controller





                                       (Same as above)
                                  -------------------------------
                                   Principal Accounting Officer