Form 10-Q
period 1995-03-31
PEOPLES ENERGY CORP
filed 1995-05-11
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

      / x /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,898,909 shares of Common Stock, without par value, outstanding at April 30, 1995.

                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                          Peoples Energy Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                      Three                 Six                Twelve
                                   Months Ended         Months Ended        Months Ended
                                     March 31,            March 31,           March 31,
                                  ---------------     ----------------    ----------------
                                   1995      1994      1995      1994      1995      1994
                                  ------   -------    ------    ------    ------   -------
                                             (Thousands, Except per-Share Amounts)

OPERATING REVENUES:
  Gas sales                      $375,642  $533,410  $642,193  $875,690 $ 920,432 $1,189,564
  Transportation of customer-
    owned gas                      45,313    37,591    78,065    70,990   117,203    110,074
  Other                             3,431     3,592    11,250     7,195    19,487     14,596
                                 --------  --------   -------   ------- ---------  ---------
    Total Operating Revenues      424,386   574,593   731,508   953,875 1,057,122  1,314,234
                                 --------  --------   -------   ------- ---------  ---------
OPERATING EXPENSES:
  Gas costs                       211,034   334,458   357,121   536,160   490,000    693,750
  Operation                        49,676    59,733    98,400   113,958   205,207    218,691
  Maintenance                      10,441     9,722    19,863    18,123    39,687     37,235
  Depreciation                     16,836    16,218    33,355    31,443    66,596     62,506
  Taxes - Income                   27,357    30,318    41,246    47,472    25,828     36,881
        - State & local revenue    46,045    59,929    77,291    99,122   110,903    136,394
        - Other                     5,732     5,781    10,746    10,564    20,632     20,951
                                 --------   -------   -------   -------   -------  ---------
    Total Operating Expenses      367,121   516,159   638,022   856,842   958,853  1,206,408
                                 --------   -------   -------   -------   -------  ---------
OPERATING INCOME                   57,265    58,434    93,486    97,033    98,269    107,826
                                 --------   -------   -------   -------   -------  ---------
OTHER INCOME:
  Interest income                   1,791     1,085     3,151     1,542     7,776      3,296
  Miscellaneous                       452     1,320       966    13,155     2,439     14,751
                                  -------   -------   -------   -------    ------   --------
      Total Other Income            2,243     2,405     4,117    14,697    10,215     18,047
                                  -------   -------   -------   -------    ------   --------
GROSS INCOME                       59,508    60,839    97,603   111,730   108,484    125,873
                                  -------   -------   -------   -------   -------   --------
INCOME DEDUCTIONS:
  Interest on long-term debt
    of subsidiaries                11,426    11,336    22,773    21,563    45,445     42,572
  Other interest                    1,996       855     3,372     2,300     4,083      3,056
  Amortization of debt discount
    and expense                       227       206       430       397       843        771
  Preferred stock dividends of
    a subsidiary                       --        --        --        --        --        267
  Miscellaneous                        40        38        82        78       160        143
                                  -------   -------   -------   -------   -------     ------
      Total Income Deductions      13,689    12,435    26,657    24,338    50,531     46,809
                                  -------   -------   -------   -------   -------    -------
NET INCOME                       $ 45,819  $ 48,404  $ 70,946  $ 87,392 $  57,953  $  79,064
                                  =======   =======   =======   =======  ========   ========
Average Shares of Common Stock
  Outstanding                      34,899    34,851    34,892    34,844    34,878     34,832

Earnings Per Share of Common Stock $ 1.31   $  1.39    $ 2.03   $  2.51   $  1.66   $   2.27
                                    =====    ======     =====    ======    ======    =======
Dividends Declared Per Share       $  .45   $   .45    $  .90   $  .895   $  1.80   $  1.785
                                    =====    ======     =====    ======    ======    =======

 The Notes to Consolidated Financial Statements are an integral part of these statements.



                        Peoples Energy Corporation
                       CONSOLIDATED BALANCE SHEETS


                                              March 31,                   March 31,
                                                1995      September 30,     1994
                                             (Unaudited)      1994      (Unaudited)
                                             -----------  ------------  -----------
                                                           (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                            $2,050,231  $2,019,379   $1,981,589
     Less - Accumulated depreciation              699,191     677,447      656,882
                                                ---------   ---------    ---------
       Net property, plant and equipment        1,351,040   1,341,932    1,324,707
Other  investments                                 15,145      16,289       20,354
                                                ---------   ---------    ---------
     TOTAL CAPITAL INVESTMENTS - NET            1,366,185   1,358,221    1,345,061
                                                ---------   ---------    ---------
CURRENT ASSETS:

Cash                                               42,272       3,667       11,926
Cash equivalents                                  174,130      73,584      101,216
Other temporary cash investments,
   at cost that approximates market value           1,000       1,000        1,100
Trust fund, utility construction                       --      31,493       57,234
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $20,974,
       $24,289, and $20,346, respectively          144,950      73,959      239,648
   Other                                             4,210       2,224       13,685
Accrued unbilled revenues                           44,345      19,922       51,794
Materials and supplies, at average cost             26,170      23,855       24,813
Gas in storage, at last-in, first-out cost          72,540     151,005       64,650
Gas costs recoverable through rate adjustments       8,394      14,426       23,821
Prepayments                                          3,589       2,050        3,516
                                                  --------    --------     --------
     TOTAL CURRENT ASSETS                          521,600     397,185      593,403
                                                  --------    --------     --------
DEFERRED CHARGES                                    57,172      53,880       48,988
                                                  --------    --------     --------
       TOTAL PROPERTIES AND OTHER ASSETS        $1,944,957  $1,809,286   $1,987,452
                                                 =========   =========    =========

  The Notes to Consolidated Financial Statements are an integral part of these statements.






                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS

                                              March 31,                 March 31,
                                                1995     September 30,    1994
                                             (Unaudited)     1994      (Unaudited)
                                             -----------  ----------   -----------
                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,898,909, 34,868,069,
         and 34,850,350 shares, respectively  $  276,771  $  276,120   $  275,678
   Retained earnings                             404,795     365,258      409,633
                                                --------   ---------    ---------
     Total Common Stockholders' Equity           681,566     641,378      685,311
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year            621,956     626,075      626,075
                                                --------   ---------    ---------
       TOTAL CAPITALIZATION                    1,303,522   1,267,453    1,311,386
                                               ---------   ---------    ---------
CURRENT LIABILITIES:

Interim loans of subsidiaries                        900         900          900
Accounts payable                                 104,371     109,135      116,294
Dividends payable on common stock                 15,705      15,690       15,683
Customer gas service and credit deposits          29,499      45,420       16,537
Sinking fund payments and maturities,
   due within one year -
     Long-term debt of subsidiaries                4,000       4,000        4,000
Accrued taxes                                     72,025      28,936       92,530
Gas sales revenue refundable through
   rate adjustments                               73,335      50,943       12,001
Accrued interest                                  11,991      12,942       12,532
Temporary LIFO liquidation credit                 58,410          --      113,234
                                                --------    --------     --------
       TOTAL CURRENT LIABILITIES                 370,236     267,966      383,711
                                                --------    --------     --------
RESERVES AND DEFERRED CREDITS:

Deferred income taxes - primarily
   accelerated depreciation                      200,021     189,938      201,912
Investment tax credits being amortized
   over the average lives of related property     39,003      39,887       40,792
Other                                             32,175      44,042       49,651
                                               ---------    --------     --------
       TOTAL RESERVES AND DEFERRED CREDITS       271,199     273,867      292,355
                                               ---------    --------     --------
       TOTAL CAPITALIZATION AND LIABILITIES   $1,944,957  $1,809,286   $1,987,452
                                               =========   =========    =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                             Six Months Ended
                                                                 March 31,
                                                             -----------------
                                                              1995       1994
                                                            -------   --------
                                                                 (Thousands)

OPERATING ACTIVITIES:
  Net Income                                                $ 70,946   $ 87,392
  Adjustments to reconcile net income to net cash:
    Depreciation                                              33,355     31,443
    Deferred income taxes and investment tax credits - net     7,950      1,338
    Change in other deferred credits and reserves            (10,618)   (19,030)
    Change in deferred charges                                (3,292)   (14,167)
    Other                                                         38         18
    Change in current assets and liabilities:
     Receivables - net                                       (72,977)  (141,417)
     Accrued unbilled revenues                               (24,423)   (21,756)
     Materials and supplies                                   (2,315)       840
     Gas in storage                                           78,465     80,355
     Rate adjustments recoverable or refundable               28,424     31,486
     Accounts payable                                         (4,764)    (1,926)
     Customer gas service and credit deposits                (15,921)   (26,539)
     Accrued taxes                                            43,089     64,616
     Accrued interest                                           (951)     2,161
     Temporary LIFO liquidation credit                        58,410    113,234
     Other                                                    (1,539)    (1,075)
                                                             --------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  183,877    186,973
                                                             --------   -------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction        (41,374)   (37,494)
  Other assets                                                (1,089)      (640)
  Other long-term cash investments                             1,555       (273)
  Other capital investments                                     (448)    (3,737)
                                                            ---------   --------
  NET CASH USED IN INVESTING ACTIVITIES                      (41,356)   (42,144)
                                                            ---------   --------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                             --    (67,700)
  Issuance of long-term debt of subsidiaries                      --    102,000
  Trust fund, utility construction                            31,493    (52,992)
  Retirement of long-term debt of subsidiaries                (4,119)    (4,000)
  Redemption of preferred stock of a subsidiary                   --     (3,400)
  Dividends paid on common stock                             (31,395)   (31,005)
  Issuance of common stock                                       651        659
                                                             --------  --------
  NET CASH USED IN FINANCING ACTIVITIES                       (3,370)   (56,438)
                                                             --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    139,151     88,391

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              77,251     24,751
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $216,402   $113,142
                                                             =======    =======

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

2B  Basis of Accounting

      The Company and its utility subsidiaries account for their regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator. Regulatory assets represent certain costs which have been or are expected to be recovered from customers through the ratemaking process. When such costs occur, they are deferred as assets in the balance sheet and recorded as expenses when like amounts are included in rates.

2C Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the six months
         ended March 31,            1995          1994
         -----------------------------------------------
                                        (Thousands)

         Income taxes paid         $12,478       $26,954
         Interest paid              24,351        21,315


2D Income Taxes

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

2E Recovery of Gas Costs, Including Charges for Transition Costs

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

      The Illinois Commerce Commission (Commission) conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas for fiscal years 1992 through 1995 and North Shore Gas for fiscal years 1991 through 1995 are currently pending before the Commission.

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


3.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $54.2 million.

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

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by Peoples Gas and North Shore Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. Any change made pursuant to the Supreme Court's decision will have a prospective effect only.

FERC Order No. 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order No. 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from Peoples Gas' and North Shore Gas' gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. On May 4, 1994, the Commission granted rehearing, limited to the question of the allocation of transition costs. In September 1994, the Commission entered orders on rehearing. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. Any change made pursuant to the Illinois Appellate Court's order on appeal would have a prospective effect only. (See Notes 2E and 4B.)

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

   As part of the restructuring process, Peoples Gas and North Shore Gas elected necessary levels of services from the menu of restructured services offered by the various pipelines. Also during 1993, the utilities took the steps necessary to obtain reliable gas supply as a replacement for the bundled merchant service supply which was no longer available from the interstate pipelines to any significant extent.

   Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. However, subject to these caps, the level of costs that Peoples Gas and North Shore Gas will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. As of March 31, 1995, Peoples Gas and North Shore Gas have accrued $41.7 million and $10.2 million, and have made payments of $31.7 million and $7.8 million, respectively, toward the caps.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2E and 4A.)


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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of March 31, 1995, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred as of March 31, 1995 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. As of March 31, 1995, the subsidiaries had recovered $4.1 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

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

   The district energy plant is estimated to cost approximately $36 million. The MPEA has effectively funded $8 million of the construction costs, and the partnership will fund the balance. The Company and Trigen have each posted an $18 million irrevocable letter of credit in favor of the partnership to fund the partnership's portion of construction costs. The partnership plans to obtain debt financing for a major portion of the project.

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

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for Peoples Gas and North Shore Gas is being amortized (credited) to operation expense. The effect is to offset increases in costs that the utilities will incur during the year. In the six months ended March 31, 1995, the utilities together amortized approximately $10.6 million, or $8.0 million after income taxes, leaving a remaining balance of about $3.6 million included in Reserves and Deferred Credits - Other.


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

   On December 22, 1993, the City of Chicago issued $102 million, in aggregate principal amount, of gas supply revenue bonds ($75 million 5-3/4 percent Series A and $27 million adjustable-rate Series B), which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. The proceeds were lent to Peoples Gas for the purpose of financing the construction of certain facilities within the City. The proceeds were held in a trust fund until drawn by Peoples Gas for reimbursement of construction expenditures. The final draw occurred in February 1995. All assets financed through this arrangement must be depreciated on a straight-line basis for tax purposes.

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

   SFAS No. 6 sets forth the requirements for excluding from current liabilities in the Company's financial statements obligations that would otherwise be considered short-term obligations. In order to meet these requirements, Peoples Gas established a three year line of credit with The Northern Trust Company in the amount of $37.4 million. If Peoples Gas were required to purchase all or a part of the aforementioned adjustable-rate bonds, Peoples Gas could draw on the line of credit to fund such purchase or purchases.

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


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition


RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock decreased $2.6 million, to $45.8 million, for the three-months ended March 31, 1995, due mainly to weather that was more than 12 percent warmer than the year-ago quarter. This decrease was partially offset by lower operation and maintenance expenses resulting primarily from the current quarter's benefit of recognizing about $4.7 million after income taxes from a previously announced federal income tax settlement. (See Note 8 of the Notes to Consolidated Financial Statements.) Also favorably impacting the current three-month period was a decrease in the provision for uncollectible accounts that was prompted by a drop in revenues.

   Net income applicable to common stock decreased $16.4 million, to $70.9 million, and $21.1 million, to $58.0 million, for the current six- and 12-month periods, respectively, from the results of last year's like periods. Results for the current six- and 12-month periods were negatively affected by weather that was 16 percent warmer than the respective prior periods and by the timing difference in recognizing benefits from the tax settlement.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                             Three Months Ended     Six Months Ended     12 Months Ended
                               March 31, 1995        March 31, 1995        March 31, 1995
                             Increase/(Decrease)   Increase/(Decrease)   Increase/(Decrease)
                              from Prior Period     from Prior Period     from Prior Period
                             ------------------    -------------------   ------------------
(Thousands of dollars)          Amount       %       Amount      %         Amount       %
- --------------------------------------------------------------------------------------------

Net operating  revenues (a)   $(12,899)    (7.2)   $(21,497)   (6.7)     $(27,871)    (5.8)
Operation and
    maintenance expenses        (9,338)   (13.4)    (13,818)  (10.5)      (11,032)    (4.3)
Depreciation expense               618      3.8       1,912     6.1         4,090      6.5
Income taxes                    (2,961)    (9.8)     (6,226)  (13.1)      (11,053)   (30.0)
Other income                      (162)    (6.7)    (10,580)  (72.0)       (7,832)   (43.4)
Income deductions                1,254     10.1       2,319     9.5         3,722      8.0
Net Income                      (2,585)    (5.3)    (16,446)  (18.8)      (21,111)   (26.7)
- --------------------------------------------------------------------------------------------

   (a) Operating revenues, net of gas costs and revenue taxes.

Net Operating Revenues

   Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the subsidiaries' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the subsidiaries. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2E of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

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

   Net operating revenues decreased $12.9 million, to $167.3 million, $21.5 million, to $297.1 million, and $27.9 million, to $456.2 million, for the three-, six-, and 12-month periods, respectively. These results were caused by warmer weather in each of the more recent periods.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $9.3 million, to $60.1 million, and $13.8 million, to $118.3 million, for the current three- and six-month periods, respectively, due principally to recognizing approximately $6.2 million for the second quarter's portion and $10.6 million for the fiscal 1995 to date portion of the balance of the IRS settlement. (See Note 8 of the Notes to Consolidated Financial Statements.)
Additionally, the provision for uncollectible accounts decreased about $2.9 million in the current three- and six-month periods from the similar prior periods, reflecting the reduction in sales revenues due to warmer weather.

   Operation and maintenance expenses decreased $11.0 million, to $244.9 million, for the 12-month period, due mainly to recognizing about $10.6 million for the aforementioned IRS settlement in the current period. Also, lower group insurance expenses ($1.6 million) related to reduced SFAS No. 106 costs based on lower assumed health care costs and a decline in pension expenses ($2.0 million) principally reflecting a discount rate change were partially offset by an increase in the provision for uncollectible accounts ($3.5 million), which includes a $3.7 million increase to adjust the balance sheet allowance.

Depreciation Expense

   Depreciation expense increased $618,000, to $16.8 million, $1.9 million, to $33.4 million, and $4.1 million, to $66.6 million, for the current three-, six-, and 12-month periods, respectively, due primarily to depreciable property additions.

Income Taxes

   Income taxes, exclusive of amounts included in other income related to an IRS settlement, declined $3.0 million, to $27.4 million, $6.2 million, to $41.2 million, and $11.1 million, to $25.8 million, for the current three-, six-, and 12-month periods, due principally to lower pre-tax income.

Other Income

   Other income declined $10.6 million, to $4.1 million, for the current six-month period, due primarily to recognizing one-half of the IRS settlement of about $10.7 million after income taxes in last year's similar period. (See Note 8 of the Notes to Consolidated Financial Statements.)

   Other income declined $7.8 million, to $10.2 million, for the current 12-month period, due mainly to the recognition of the above mentioned IRS settlement ($10.7 million after income taxes) in the prior 12-month period. This decrease was partially offset by higher interest income reflecting larger cash balances available for investment.

Income Deductions

   Income deductions increased $1.3 million, to $13.7 million, $2.3 million, to $26.7 million, and $3.7 million, to $50.5 million, for the current three-, six-, and 12-month periods, respectively, due chiefly to increased interest expense on the following items: long-term debt, amounts refundable to customers, and budget accounts. These increased items were partially offset by decreased interest on short-term borrowings.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

FERC Order 636 Costs. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2E, 4A, and 4B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC
Order No. 636 transition costs. The Commission issued its orders on rehearing in this proceeding in September 1994. (See Notes
2E, 4A, and 4B of the Notes to Consolidated Financial
Statements.)

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

Operating Statistics. The following table represents gas distribution margin components:

                               Three Months Ended        Six Months Ended        Twelve Months Ended
                                     March 31,                March 31,               March 31,
                               -------------------    --------------------     ----------------------
                                 1995       1994         1995        1994        1995         1994
                               --------   --------    --------    --------     ---------    ---------

Operating Revenues (thousands):
  Gas sales
    Residential                $ 311,337  $ 429,519   $ 537,845  $ 715,673   $   773,209   $  978,346
    Commercial                    52,863     81,160      86,331    126,228       121,015      167,328
    Industrial                    11,442     22,731      18,017     33,789        26,208       43,890
                                --------    -------    --------   --------    ----------    ---------
                                 375,642    533,410     642,193    875,690       920,432    1,189,564
                                --------    -------    --------    -------    ----------    ---------
  Transportation
    Residential                   14,624     12,628      25,060     23,770        36,777       35,702
    Commercial                    19,639     16,408      33,272     30,416        48,676       45,675
    Industrial                    11,050      8,555      19,733     16,804        31,750       28,697
                                 -------    -------     -------    -------    ----------    ---------
                                  45,313     37,591      78,065     70,990       117,203      110,074
                                 -------    -------     -------    -------    ----------    ---------
  Other                            3,431      3,592      11,250      7,195        19,487       14,596
                                 -------    -------     -------    -------    ----------    ---------
Total Operating Revenues         424,386    574,593     731,508    953,875     1,057,122    1,314,234
Gas Costs                       (211,034)  (334,458)   (357,121)  (536,160)     (490,000)    (693,750)
Revenues Taxes                   (46,045)   (59,929)    (77,291)   (99,122)     (110,903)    (136,394)
                                --------   --------    --------   --------     ---------    ---------
Net Operating Revenues         $ 167,307  $ 180,206   $ 297,096  $ 318,593    $  456,219   $  484,090
                                ========   ========    ========   ========     =========    =========
Deliveries (MMcf):
  Sales
    Residential                   60,505     69,262      97,323    113,726       126,472      146,780
    Commercial                    10,563     13,576      16,351     20,946        21,611       27,184
    Industrial                     2,454      3,914       3,659      5,808         5,176        7,578
                                 -------    -------     -------    -------      --------      -------
                                  73,522     86,752     117,333    140,480       153,259      181,542
                                 -------    -------     -------    -------      --------      -------
  Transportation
    Residential                   10,754     10,771      17,850     18,842        24,074       25,423
    Commercial                    17,470     17,134      28,681     29,570        40,719       41,291
    Industrial                    12,270     10,913      22,287     20,723        36,914       34,533
                                  ------     ------     -------    -------       -------      -------
                                  40,494     38,818      68,818     69,135       101,707      101,247
                                  ------     ------     -------    -------       -------      -------
Total Sales
  and Transportation             114,016    125,570     186,151    209,615       254,966      282,789
                                 =======    =======     =======    =======       =======      =======
Margin per Mcf
  delivered                        $1.47      $1.44       $1.60      $1.52         $1.79        $1.71



LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $54.2 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On September 30, 1992, the Commission issued an order in its consolidated proceedings, initiated in March 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 4A of the Notes to Consolidated Financial Statements.)

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

Interest Coverage. Peoples Gas' fixed charges coverage ratios for the 12-months ended March 31, 1995, and fiscal 1994 and 1993 were 2.63, 3.28, and 3.57, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)

   The corresponding coverage ratios for North Shore Gas for the same periods were 2.95, 3.33, and 2.91, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)

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








                   Peoples Energy Corporation
                  PART II.   OTHER INFORMATION


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


Item 4. Submission of Matters to a Vote of Security Holders

        a. The Company held its Annual Meeting of Shareholders on February 24, 1995.

        c.  The following matters were voted upon at the Annual
            Meeting of Shareholders:

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

                                                                  BROKER
                                         FOR         WITHHELD    NON-VOTES
                                      ----------    ----------   ----------

        Pastora San Juan Cafferty     29,536,784     424,408          0
        Franklin A. Cole              29,782,640     424,408          0
        J. Bruce Hasch                29,892,483     424,408          0
        Frederick C. Langenberg       29,829,137     424,408          0
        Homer J. Livingston, Jr.      29,897,221     424,408          0
        William G. Mitchell           29,680,803     424,408          0
        Earl L. Neal                  29,830,657     424,408          0
        Michael S. Reeves             29,823,440     424,408          0
        Richard E. Terry              29,880,068     424,408          0
        Richard P. Toft               29,686,753     424,408          0
        Arthur R. Velasquez           29,878,565     424,408          0


            2. A proposal to approve a resolution of the Board of Directors amending the Long-Term Incentive Compensation Plan to extend the final date for the granting of Options, SARs and restricted stock and to reserve additional shares of common stock for granting under the plan. The Inspectors of Election certified the following vote tabulations:

                                                      BROKER
                 FOR         AGAINST     ABSTAIN     NON-VOTES
             -----------   ----------   --------     ---------

              25,522,151    3,893,509    801,343         0

            3. A resolution of the Board of Directors amending the Articles of Incorporation to limit the liability of the Company's directors and to provide for indemnification and the advancement of expenses. The Inspectors of Election certified the following vote tabulations:

                                                        BROKER
                 FOR          AGAINST      ABSTAIN     NON-VOTES
              ----------    ----------    --------    -----------

              26,789,725     2,713,284     713,993         0

            4. A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for the Company and its subsidiaries for the fiscal year ending September 30, 1995. The Inspectors of Election certified the following vote tabulations:

                                                       BROKER
                 FOR        AGAINST      ABSTAIN     NON-VOTES
              ----------    --------    --------     ---------

              29,462,554    466,574      287,875         0


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number                      Description of
Document

                 27    Financial Data Schedule


        b. Reports on Form 8-K filed during the quarter ended
            March 31, 1995

               None.













                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                   Peoples Energy Corporation
                                   ---------------------------
                                          (Registrant)




 May 11, 1995                       By:  /s/   K. S. BALASKOVITS
- -------------                          ----------------------------------
   (Date)                                      K. S. Balaskovits
                                          Vice President and Controller





                                               (Same as above)
                                        ------------------------------
                                         Principal Accounting Officer