Form 10-Q
period 1995-06-30
PEOPLES ENERGY CORP
filed 1995-08-10
CIK 77385

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1995

                                OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [x]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,913,426 shares of Common Stock, without par value, outstanding at July 31, 1995.

                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                          Peoples Energy Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                         Three             Nine                 Twelve
                                     Months Ended      Months Ended          Months Ended
                                        June 30,          June 30,             June 30,
                                     -------------     ---------------       --------------
                                     1995     1994     1995       1994       1995      1994
                                     ----     ----     ----       ----       ----      ----
                                                  (Thousands, except per-share amounts)

OPERATING REVENUES:
  Gas sales                       $ 158,069 $180,407 $800,262 $1,056,097  $898,093  $1,171,458
  Transportation of customer-
    owned gas                        25,835   21,752  103,900     92,742   121,286     109,892
  Other                               3,283    4,632   14,533     11,827    18,139      15,372
                                    -------  -------  -------  --------- ---------   ---------
    Total Operating Revenues        187,187  206,791  918,695  1,160,666 1,037,518   1,296,722
                                    -------  -------  -------  --------- ---------   ---------
OPERATING EXPENSES:
  Gas costs                          68,682   92,823  425,804    628,983   465,859     682,894
  Operation                          49,212   48,905  147,611    162,864   205,513     215,832
  Maintenance                        10,848    9,853   30,711     27,976    40,682      38,177
  Depreciation                       16,124   16,643   49,479     48,086    66,077      63,909
  Taxes - Income                      1,188      143   42,434     47,615    26,873      36,132
        - State & local revenue      20,697   22,277   97,988    121,399   109,323     134,690
        - Other                       5,499    4,587   16,245     15,151    21,544      20,301
                                    -------  -------  -------  ---------   -------  ----------
    Total Operating Expenses        172,250  195,231  810,272  1,052,074   935,871   1,191,935
                                    -------  -------  -------  ---------   -------  ----------
OPERATING INCOME                     14,937   11,560  108,423    108,592   101,647     104,787
                                    -------  -------  -------  ---------   -------  ----------
OTHER INCOME:
  Interest income                     3,492    2,390    6,642      3,932     8,877       4,410
  Miscellaneous                         103      566    1,070     13,722     1,977      14,360
                                    -------  -------  -------  ---------   -------  ----------
      Total Other Income              3,595    2,956    7,712     17,654    10,854      18,770
                                    -------  -------  -------   --------   -------  ----------
GROSS INCOME                         18,532   14,516  116,135    126,246   112,501     123,557
                                    -------  -------  -------   --------   -------  ----------
INCOME DEDUCTIONS:
  Interest on long-term debt
    of subsidiaries                  11,441   11,336   34,214     32,898    45,550      43,101
  Other interest                      2,268      331    5,640      2,631     6,021       3,067
  Amortization of debt discount
    and expense                         222      206      652        604       858         787
  Preferred stock dividends of
    a subsidiary                         --       --       --         --        --          71
  Miscellaneous                          38       39      120        118       159        (246)
                                    -------  -------  -------    -------   -------     -------
      Total Income Deductions        13,969   11,912   40,626     36,251    52,588      46,780
                                    -------  -------  -------    -------   -------     -------
NET INCOME                         $  4,563 $  2,604 $ 75,509   $ 89,995  $ 59,913  $   76,777
                                    =======  =======  =======    =======   =======     =======
Average Shares of Common Stock
  Outstanding                        34,906   34,859   34,897     34,849    34,890      34,843

Earnings Per Share of Common Stock  $   .13  $   .07  $  2.16    $  2.58   $  1.72    $   2.20
                                    =======   ======   ======     ======    ======     =======
Dividends Declared Per Share        $   .45  $   .45  $  1.35    $ 1.345   $  1.80    $   1.79
                                    =======   ======   ======     ======    ======     =======

The Notes to Consolidated Financial Statements are an integral part of these statements.



                        Peoples Energy Corporation
                       CONSOLIDATED BALANCE SHEETS


                                               June 30,                   June 30,
                                                 1995     September 30,     1994
                                              (Unaudited)     1994      (Unaudited)
                                              ----------- ------------- -----------
                                                           (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS

Property, plant and equipment,
   at original cost                            $2,068,616  $2,019,379  $1,997,676
     Less - Accumulated depreciation              710,014     677,447     668,609
                                               ----------  ----------  ----------
       Net property, plant and equipment        1,358,602   1,341,932   1,329,067
Other  investments                                 13,471      16,289      16,586
                                               ----------  ----------  ----------
     TOTAL CAPITAL INVESTMENTS - NET            1,372,073   1,358,221   1,345,653
                                               ----------  ----------  ----------
CURRENT ASSETS

Cash                                                3,650       3,667       4,302
Cash equivalents                                  245,643      73,584     170,425
Other temporary cash investments,
   at cost that approximates market value           1,000       1,000       1,100
Trust fund - utility construction                      --      31,493      44,494
           - bond redemption                       50,237          --          --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $19,821,
       $24,289, and $18,975, respectively          75,239      73,959     128,327
   Other                                            1,821       2,224       2,660
Accrued unbilled revenues                          15,873      19,922      15,049
Materials and supplies, at average cost            19,180      23,855      24,629
Gas in storage, at last-in, first-out cost         88,696     151,005      99,391
Gas costs recoverable through rate adjustments      6,252      14,426      16,929
Prepayments                                         2,634       2,050       2,696
                                               ----------  ----------  ----------
     TOTAL CURRENT ASSETS                         510,225     397,185     510,002
                                               ----------  ----------  ----------
DEFERRED CHARGES                                   49,333      53,880      49,690
                                               ----------  ----------  ----------
       TOTAL PROPERTIES AND OTHER ASSETS       $1,931,631  $1,809,286  $1,905,345
                                               ==========  ==========  ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                        Peoples Energy Corporation
                       CONSOLIDATED BALANCE SHEETS

                                                June 30,                 June 30,
                                                 1995     September 30,    1994
                                              (Unaudited)     1994       (Unaudited)
                                              ----------- -------------  -----------
                                                       (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,913,426, 34,868,069,
         and 34,868,069 shares, respectively  $   277,113  $  276,120  $  276,120
   Retained earnings                              393,648     365,258     396,545
                                              -----------  ----------  ----------
       Total Common Stockholders' Equity          670,761     641,378     672,665
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year             621,874     626,075     626,075
                                              -----------  ----------  ----------
       TOTAL CAPITALIZATION                     1,292,635   1,267,453   1,298,740
                                              -----------  ----------  ----------
CURRENT LIABILITIES

Interim loans of subsidiaries                          --         900         100
Accounts payable                                   92,292     109,135     124,109
Dividends payable on common stock                  15,711      15,690      15,690
Customer gas service and credit deposits           30,148      45,420      18,800
Sinking fund payments and maturities,
   due within one year -
     Long-term debt of subsidiaries                54,000       4,000       4,000
Accrued taxes                                      55,325      28,936      54,359
Gas sales revenue refundable through
   rate adjustments                                68,441      50,943      38,073
Accrued interest                                    9,975      12,942       9,582
Temporary LIFO liquidation credit                  40,869          --      48,720
                                               ----------  ----------  ----------
       TOTAL CURRENT LIABILITIES                  366,761     267,966     313,433
                                               ----------  ----------  ----------
RESERVES AND DEFERRED CREDITS

Deferred income taxes - primarily
   accelerated depreciation                       203,832     189,938     208,416
Investment tax credits being amortized
   over the average lives of related property      38,565      39,887      40,327
Other                                              29,838      44,042      44,429
                                              -----------  ----------  ----------
       TOTAL RESERVES AND DEFERRED CREDITS        272,235     273,867     293,172
                                              -----------  ----------  ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,931,631  $1,809,286  $1,905,345
                                              ===========  ==========  ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Nine Months Ended
                                                                June 30,
                                                            -----------------
                                                             1995       1994
                                                            ------     ------
                                                               (Thousands)

OPERATING ACTIVITIES:
  Net Income                                               $ 75,509   $ 89,995
  Adjustments to reconcile net income to net cash:
    Depreciation                                             49,479     48,086
    Deferred income taxes and investment tax credits - net   10,813      8,903
    Change in other deferred credits and reserves           (12,444)   (25,778)
    Change in deferred charges                                4,547    (14,869)
    Other                                                        38         17
    Change in current assets and liabilities:
     Receivables - net                                         (877)   (19,071)
     Accrued unbilled revenues                                4,049     14,989
     Materials and supplies                                   4,675      1,023
     Gas in storage                                          62,309     45,614
     Rate adjustments recoverable or refundable              25,672     64,450
     Accounts payable                                       (16,843)     5,889
     Customer gas service and credit deposits               (15,272)   (24,276)
     Accrued taxes                                           26,389     26,445
     Accrued interest                                        (2,967)      (789)
     Temporary LIFO liquidation credit                       40,869     48,720
     Other                                                     (584)      (254)
                                                            -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 255,362    269,094
                                                            -------    -------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction       (65,200)   (57,859)
  Other assets                                                 (949)    (1,278)
  Other long-term cash investments                            3,150       (514)
  Other capital investments                                    (369)       272
                                                            --------   -------
  NET CASH USED IN INVESTING ACTIVITIES                     (63,368)   (59,379)
                                                            --------   -------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                          (900)   (68,500)
  Issuance of long-term debt of subsidiaries                 50,000    102,000
  Trust fund, bond redemption                               (50,237)        --
  Trust fund, utility construction                           31,493    (40,251)
  Retirement of long-term debt of subsidiaries               (4,201)    (4,000)
  Redemption of preferred stock of a subsidiary                  --     (3,400)
  Dividends paid on common stock                            (47,100)   (46,688)
  Issuance of common stock                                      993      1,100
                                                           --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                     (19,952)   (59,739)
                                                           --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   172,042    149,976

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             77,251     24,751
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $249,293   $174,727
                                                           ========   ========

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

      Income taxes and interest paid (excluding capitalized
   interest) were as follows:
         For the nine months
         ended June 30,              1995            1994
        --------------------------------------------------
                                        (Thousands)

         Income taxes paid         $12,659       $33,771
         Interest paid              38,655        35,803

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

3.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $65.4 million.

4.  RATES AND REGULATION

4A Utility Rate Proceedings

Rate Filings. On December 16, 1994, Peoples Gas filed with the Commission proposed changes in rates. Peoples Gas subsequently lowered its request and is seeking changes in rates that are designed to increase annual revenues by about $41 million, exclusive of additional charges for revenue taxes, based on a rate of return on original-cost rate base of 9.55 percent which reflects an 11.8 percent cost of common equity.

   On December 16, 1994, North Shore Gas filed with the Commission proposed changes in rates that were designed to increase annual revenues by about $10.1 million, exclusive of additional charges for revenue taxes. In June 1995, North Shore Gas lowered its request by $2.9 million, to $7.2 million, which is based on a rate of return on original-cost rate base of 10.14 percent, reflecting a 12.0 percent cost of common equity.

   The Company expects that the Commission, following its usual practices, will not issue decisions regarding Peoples Gas' and North Shore Gas' rate increase requests until November 1995. The Company cannot predict the outcome of its utility subsidiaries' rate increase requests.

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. In 1993, the Third District Appellate Court issued its opinion affirming the Commission's order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by Peoples Gas and North Shore Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. The Commission has until December 20, 1995 to issue its order on remand. Any change made pursuant to the Supreme Court's decision will have a prospective effect only.

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

   Under the 636 Orders, pipelines must make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. However, subject to these caps, the level of costs that Peoples Gas and North Shore Gas will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. As of June 30, 1995, Peoples Gas and North Shore Gas have accrued $41.7 million and $10.2 million, and have made payments of $38.1 million and $9.3 million, respectively, toward the caps.

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

   Peoples Gas and North Shore Gas, in cooperation with the IEPA, are conducting investigations of other sites (a total of 32) to determine whether remedial action might be necessary. The investigations were initiated pursuant to an informal request by the IEPA. To the best of the Company's knowledge, similar informal requests have been made by the IEPA to other major
Illinois gas and electric utilities.  Peoples Gas and North Shore
Gas have engaged environmental consulting firms to assist in the utilities' investigations. At this time, except for the Waukegan
I Site and the 110th Street Station site (discussed below), it is not known what, if any, remedial action will be necessary at the sites or, if necessary, what the cost of any such action would be.
As discussed below, Peoples Gas may conduct an RI/FS at the Division Street site under the supervision of the IEPA. In addition, Peoples Gas is conducting investigations under the supervision of the IEPA at the 110th Street Station and Equitable Distribution Station sites.

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

   Peoples Gas has been sued by a prior owner and has received demands from the current owner of a site in Chicago formerly called Pitney Court Station. The former owner alleges damages of over $1 million arising from alleged contamination by Peoples Gas resulting from past gas manufacturing activities on the property. The current owner has demanded that Peoples Gas assume responsibility for investigation and remediation of the alleged contamination. Peoples Gas is currently evaluating these claims.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. As of June 30, 1995, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.8 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred as of June 30, 1995 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. As of June 30, 1995, the subsidiaries had recovered $4.2 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

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

5C Gasoline Release in Wheeling, Illinois

   In June 1995, North Shore Gas received a letter from the IEPA informing North Shore Gas that it was in noncompliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. The letter stated that the alleged violations were the result of a gasoline release which occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The letter further advised that the matter had been referred to the Office of the Illinois Attorney General for the preparation of a formal enforcement complaint.

   North Shore Gas is currently evaluating this matter.


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

   As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for Peoples Gas and North Shore Gas is being amortized (credited) to operation expense. The effect is to offset increases in costs that the utilities will incur during the year. In the nine months ended June 30, 1995, the utilities together amortized approximately $12.9 million, or $9.8 million after income taxes, leaving a remaining balance of about $1.3 million included in Reserves and Deferred Credits - Other.


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

   On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 percent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem $50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by Peoples Gas' will be used for the payment of expenses of issuance, including the underwriters' fee.

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


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income applicable to common stock increased $2.0 million, to $4.6 million, for the three-months ended June 30, 1995, from the results of last year's similar quarter. The current three-month period benefited from higher natural gas deliveries, partly due to increased fuel usage during this year's cooler springtime weather. Also favorably impacting the current three-month period was the recognition of a portion of the previously announced federal income tax settlement. (See Note 8 of the Notes to Consolidated Financial Statements.) These benefits were partially offset by higher operating costs and interest expense.

   Net income applicable to common stock decreased $14.5 million, to $75.5 million, for the current nine-month period, due mainly to a decline in natural gas deliveries resulting from weather that was 13 percent warmer than in the year-ago period. Results for the current nine-month period were also hindered by higher depreciation and interest expense, partially offset by the sale of certain oil and gas rights.

   Net income applicable to common stock decreased $16.9 million, to $59.9 million, for the current 12-month period, due mainly to a decline in natural gas deliveries resulting from weather that was 14 percent warmer than the respective prior period. Results for the current 12-month period were also adversely affected by increased operating costs and interest expense, partially offset by the sale of oil and gas rights, along with an increase in interest income.



   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                              Three Months Ended      Nine Months Ended       12 Months Ended
                                 June 30, 1995          June 30, 1995          June 30, 1995
                              Increase/(Decrease)    Increase/(Decrease)    Increase/(Decrease)
                               from Prior Period      from Prior Period       from Prior Period
                               -----------------      ----------------       -----------------
(Thousands of dollars)          Amount       %         Amount      %          Amount      %
----------------------------------------------------------------------------------------------

Net operating revenues (a)      $6,117      6.7      $(15,381)   (3.7)     $(16,802)    (3.5)
Operation and
    maintenance expenses         1,302      2.2       (12,518)   (6.6)       (7,814)    (3.1)
Depreciation expense              (519)    (3.1)        1,393     2.9         2,168      3.4
Income taxes                     1,045    730.8        (5,181)  (10.9)       (9,259)   (25.6)
Other income                       639     21.6        (9,942)  (56.3)       (7,916)   (42.2)
Income deductions                2,057     17.3         4,375    12.1         5,808     12.4
Net Income                       1,959     75.2       (14,486)  (16.1)      (16,864)   (22.0)
----------------------------------------------------------------------------------------------

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

   Net operating revenues increased $6.1 million, to $97.8 million, for the current three-month period, due mainly to higher gas deliveries reflecting colder weather than the year-ago period.

   Net operating revenues decreased $15.4 million, to $394.9 million, and $16.8 million, to $462.3 million, for the nine- and 12-month periods, respectively, primarily reflecting warmer weather than in the similar year-ago periods, partially offset by increased other gas deliveries.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $1.3 million, to $60.1 million, in the current three-month period due primarily to increased costs associated with the following items:
distribution system ($961,000), group insurance expenses ($523,000), rental expenses ($485,000), reengineering expenses ($660,000), and contractor maintenance at Peoples Gas' underground storage plant ($341,000). These increases were partially offset by recognizing about $2.3 million for the current period's portion of the balance of the IRS settlement. (See Note 8 of the Notes to Consolidated Financial Statements.)

   Operation and maintenance expenses decreased $12.5 million, to $178.3 million, in the current nine-month period due principally to recognizing approximately $12.9 million for the aforementioned
IRS settlement.   Also affecting the current period were a
reduction in the provision for uncollectible accounts ($3.0 million) reflecting lower sales due to weather partially offset by an increase in the provision rate, a decline in pension expenses ($526,000) principally reflecting a change in discount rate, and lower group insurance expenses ($412,000) related to SFAS No. 106 costs. Partially offsetting these decreases were increased expenses for the distribution system ($1.9 million) and Peoples Gas' underground storage plant ($1.2 million), an increase in the provision for injuries and damages ($1.1 million), and incurred reengineering expenses ($1.2 million).

   Operation and maintenance expenses decreased $7.8 million, to $246.2 million, in the current 12-month period due mainly to recognizing approximately $12.9 million for the aforementioned IRS settlement. Additionally, a decline in pension expenses ($1.3 million) impacted the current period. These items were partially offset by an increase in the provision for uncollectible accounts ($3.4 million), which includes a $3.7 million increase to adjust the balance sheet allowance, increased expenses for the distribution system ($1.6 million) and Peoples Gas' underground storage plant ($1.7 million), and incurred reengineering expenses ($1.2 million).

Depreciation Expense

   Depreciation expense decreased $519,000, to $16.1 million in the current three-month period, due principally to an adjustment for net dismantling costs.

   Depreciation expense increased $1.4 million, to $49.5 million, and $2.2 million, to $66.1 million, for the current nine- and 12-month periods, respectively, due primarily to depreciable property additions.

Income Taxes

   Income taxes increased $1.0 million, to $1.2 million, in the current three-month period due primarily to higher pre-tax income.

   Income taxes, exclusive of amounts included in other income related to an IRS settlement, declined $5.2 million, to $42.4 million, and $9.3 million, to $26.9 million, for the current nine- and 12-month periods, due principally to lower pre-tax income.

Other Income

   Other income increased $639,000, to $3.6 million, for the current three-month period, due primarily to higher interest income ($2.0 million) reflecting larger cash balances available for investment. This increase was partially offset by reduced interest income ($470,000) from the proceeds being held in a trust fund generated from Peoples Gas' December 1993 bond issuance and lower interest ($594,000) on amounts recoverable from customers.

   Other income declined $9.9 million, to $7.7 million, and $7.9 million, to $10.9 million, for the current nine-, and 12-month periods, due mainly to the recognition of the IRS settlement of $10.7 million after income taxes (see Note 8 of the Notes to Consolidated Financial Statements) in the prior periods and by reduced interest ($2.0 million, and $1.9 million, respectively) on amounts recoverable from customers. This decrease was partially offset by higher interest income ($3.9 million, and $5.2 million, respectively) reflecting larger cash balances available for investment.

Income Deductions

   Income deductions increased $2.1 million, to $14.0 million, $4.4 million, to $40.6 million, and $5.8 million, to $52.6 million, for the current three-, nine-, and 12-month periods, respectively, due chiefly to increased interest expense on the following items: long-term debt, amounts refundable to customers, and budget accounts. These increased items were partially offset by decreased interest on short-term borrowings in the current nine- and 12-month periods.

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

District Energy. On May 30, 1995, Trigen-Peoples District Energy Company announced that it had signed a letter of intent with Chicago Union Station Co. to develop a major district energy plant to supply heating and cooling to buildings in the West Loop area of Chicago. The Union Station plant would represent a major expansion of the Trigen-Peoples energy capacity in Chicago. (See
Note 7 of the Notes to Consolidated Financial Statements.)


Operating Statistics. The following table represents gas distribution margin components:

                                 Three Months Ended      Nine Months Ended     Twelve Months Ended
                                       June 30,               June 30,               June 30,
                                 ------------------     -------------------    -------------------
                                   1995       1994       1995        1994        1995       1994
                                 -------    -------    -------     --------    -------   ---------

Operating Revenues (thousands):
  Gas sales
    Residential                  $134,351   $151,863   $672,196   $ 867,536   $ 755,698   $965,816
    Commercial                     19,435     22,987    105,766     149,215     117,462    163,333
    Industrial                      4,283      5,557     22,300      39,346      24,933     42,309
                                  -------    -------    -------   ---------     -------  ---------
                                  158,069    180,407    800,262   1,056,097     898,093  1,171,458
                                  -------    -------    -------   ---------     -------  ---------
  Transportation
    Residential                     7,873      6,914     32,933      30,684      37,736     35,632
    Commercial                     10,129      8,689     43,402      39,105      50,116     45,573
    Industrial                      7,833      6,149     27,565      22,953      33,434     28,687
                                  -------    -------    -------     -------     -------    -------
                                   25,835     21,752    103,900      92,742     121,286    109,892
                                  -------    -------    -------     -------     -------    -------
  Other                             3,283      4,632     14,533      11,827      18,139     15,372
                                  -------    -------    -------   ---------   ---------  ---------
Total Operating Revenues          187,187    206,791    918,695   1,160,666   1,037,518  1,296,722
Gas Costs                         (68,682)   (92,823)  (425,804)   (628,983)   (465,859)  (682,894)
Revenues Taxes                    (20,697)   (22,277)   (97,988)   (121,399)   (109,323)  (134,690)
                                 --------   --------    -------    --------    --------   --------
Net Operating Revenues          $  97,808  $  91,691   $394,903   $ 410,284    $462,336  $ 479,138
                                 ========   ========    =======    ========     =======   ========
Deliveries (MMcf):
  Sales
    Residential                    22,898     20,064    120,221     133,791     129,306    144,385
    Commercial                      3,865      3,518     20,216      24,464      21,958     26,419
    Industrial                        986      1,005      4,644       6,813       5,156      7,282
                                  -------    -------    -------    --------     -------    -------
                                   27,749     24,587    145,081     165,068     156,420    178,086
                                  -------    -------    -------    --------     -------    -------
  Transportation
    Residential                     4,675      4,087     22,525      22,929      24,661     25,186
    Commercial                      7,793      6,997     36,474      36,566      41,516     41,401
    Industrial                      8,714      7,528     31,002      28,251      38,101     34,749
                                  -------    -------    -------     -------     -------    -------
                                   21,182     18,612     90,001      87,746     104,278    101,336
                                  -------    -------    -------     -------     -------    -------
Total Sales
  and Transportation               48,931     43,199    235,082     252,814     260,698    279,422
                                  =======    =======    =======     =======     =======    =======
Margin per Mcf
  delivered                         $2.00      $2.12      $1.68       $1.62       $1.77      $1.71


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $65.4 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

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

   In June 1995, North Shore Gas was informed by the Illinois Environmental Protection Agency (IEPA) that an enforcement action would be brought against North Shore Gas for violating certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. According to the IEPA, the alleged violations occurred as the result of a gasoline spill which occurred in Wheeling, Illinois during June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. (See Note 5C of the Notes to Consolidated Financial Statements.)

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

   On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 percent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem $50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by Peoples Gas' will be used for the payment of expenses of issuance, including the underwriters' fee. (See Note 9A of the Notes to Consolidated Financial Statements.)

   Additional bonds are issuable by the utility subsidiaries, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the subsidiaries' open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the subsidiaries' ability to issue additional debt, as needed.

Credit Lines. On July 1, 1994, the utility subsidiaries reduced their lines of credit to approximately $131 million from $154 million. Agreements covering $93.7 million of the total will expire on June 26, 1996. The agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 9B of the Notes to Consolidated Financial Statements.)

Interest Coverage. Peoples Gas' fixed charges coverage ratios for the 12-months ended June 30, 1995, and fiscal 1994 and 1993 were 2.62, 3.28, and 3.57, respectively. The decrease in the ratio for the current 12-months ended primarily reflects lower pre-tax income. (See Results of Operations - Net Income.)

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


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number                      Description of Document
              ---------       -----------------------------------------------
                 27                 Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
            June 30, 1995

               None.




                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.



                                             Peoples Energy Corporation
                                             ---------------------------
                                                    (Registrant)


     August 10, 1995                    By:     /s/    K. S. BALASKOVITS
     -----------------                     --------------------------------
         (Date)                                       K. S. Balaskovits
                                              Vice President and Controller



                                                     (Same as above)
                                             -----------------------------
                                             Principal Accounting Officer