Form 10-K405
period 1995-09-30
PEOPLES ENERGY CORP
filed 1995-12-21
CIK 77385

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
    (Mark One)
       [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-5540

                           PEOPLES ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

               ILLINOIS                                   36-2642766
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

24TH FLOOR, 130 EAST RANDOLPH DRIVE, CHICAGO, ILLINOIS    60601-6207
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:      (312) 240-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name on each exchange
          Title of Each Class                       on which registered
     -------------------------------              -----------------------
     Common Stock, without par value              New York Stock Exchange
                                                  Chicago Stock Exchange
                                                  Pacific Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

          Approximately $1.07 billion computed on the basis of the closing market price of $30 1/2 for a share of Common Stock on November 30, 1995.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Stock, without par value, 34,936,911 shares outstanding at November 30, 1995.


                       DOCUMENTS INCORPORATED BY REFERENCE
               DOCUMENT                                     PART OF FORM 10-K
               --------                                     -----------------
Portions of the Company's Notice of Annual Meeting and
Proxy Statement to be filed on or about December 28, 1995        Part III

                                    CONTENTS

                                                                      PAGE
ITEM NO.                                                               NO.
--------                                                              -----

          PART I
          ------

      1.  Business                                                    3

      2.  Properties                                                  8

      3.  Legal Proceedings                                           9

      4.  Submission of Matters to a Vote of Security Holders         9

Executive Officers of the Company                                    10

          PART II
          -------

      5.  Market for the Company's Common Stock and Related
              Stockholder Matters                                    12

      6.  Selected Financial Data                                    13

      7.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition                  14

      8.  Financial Statements and Supplementary Data                21

      9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                    47

          PART III
          --------

     10.  Directors and Executive Officers of the Company            47

     11.  Executive Compensation                                     47

     12.  Security Ownership of Certain Beneficial Owners and
              Management                                             47

     13.  Certain Relationships and Related Transactions             47

          PART IV
          -------

     14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                            48

Signatures                                                           50

Exhibit Index                                                        51

                           PEOPLES ENERGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Peoples Energy Corporation (Company) is solely a holding company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas).

     The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone 312-240-4000). The Company has no employees of its own.

     Peoples Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 840,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City). Peoples Gas had 2,989 employees at September 30, 1995.

     North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 133,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. North Shore Gas had 244 employees at September 30, 1995.

     Peoples District Energy Corporation (Peoples District Energy), a wholly owned subsidiary of the Company, is a 50 per cent participant in a partnership that provides district energy services to the McCormick Place exposition and convention center in Chicago, Illinois. Neither the partnership nor its partners are regulated as a public utility. (See Note 6 of the Notes to Consolidated Financial Statements.)

     Two other wholly owned subsidiaries of the Company are Peoples Energy Services Corporation (Peoples Energy Services) and Peoples NGV Corp. Peoples Energy Services offers natural gas and energy management related services. Peoples NGV Corp. is a participant in a partnership that was formed to develop on-site fueling services for natural gas-powered fleet vehicles. Neither the partnership nor its partners are regulated as a public utility.

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

     State and federal regulators are currently evaluating ways in which the generation and distribution of electricity may be deregulated so that end users may purchase electricity from producers other than their local electric utility and require such local utility to transport the electricity so purchased, a concept commonly referred to as "retail wheeling." In the event retail wheeling were permitted in the service territories of Peoples Gas and North Shore Gas, the cost of electricity would be expected to decline, thereby reducing the advantage of lower operating costs that natural gas currently enjoys over electricity.

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

     Peoples District Energy competes in the heating and cooling market through a partnership that offers unregulated district energy services for large buildings. (See Note 6 of the Notes to Consolidated Financial Statements.)

     Peoples Energy Services competes in the offering of energy management related services. Peoples NGV Corp. competes, through a partnership, in the development of unregulated on-site fueling services for natural gas-powered fleet vehicles.

SALES AND RATES

     Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover

--------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.
               (100 cubic feet = 1 therm; 10 therms = 1 Dekatherm) the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any fiscal year between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded or recovered over a 12-month billing cycle beginning the following January 1. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs), and the fiscal year-end balance is amortized over the 12-month period beginning the following January 1. Peoples Gas and North Shore Gas have been recovering, through their rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas sales on cash flow, see Liquidity in Item 7.)

     The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and natural gas space conditioning.

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

     In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 18 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     Peoples Gas and North Shore Gas filed proposed changes in rates with the Commission in December 1994. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 18 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     On September 29, 1995, Peoples Gas and North Shore Gas filed petitions with the Commission for approval of performance-based rate programs for gas costs. (See Liquidity -- Regulatory Actions in Item 7.)

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

     The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, North Shore Gas has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements.) Also, North Shore Gas was informed by the Illinois Environmental Protection Agency (IEPA) that an enforcement action would be brought against North Shore Gas for violating certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. (See Note 3C of the Notes to Consolidated Financial Statements.)

     In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS

     See Note 3 of the Notes to Consolidated Financial Statements.

CURRENT GAS SUPPLY

     Peoples Gas and North Shore Gas have each entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract storage and Peoples Gas' company-owned storage and peak-shaving facilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

     Although the Company believes North American supply to be sufficient to meet U.S. market demands for the foreseeable future, it is unable to quantify or otherwise make specific representations regarding national supply availability.

     The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1995-1996 heating season for Peoples Gas and North Shore Gas:

                                        Peoples Gas                             North Shore Gas
                          -----------------------------------    -----------------------------------
                               Design Peak-Day      Year of           Design Peak-Day      Year of
                                Availability       Contract            Availability        Contract
                                 (MDth)           Expiration            (MDth)            Expiration
                          --------------------    -----------    --------------------     ----------

Firm direct purchases (1)          704            1996-2000                106            1996-2000
Liquefied petroleum                 40                                      40 (2)
Storage gas:
     Leased (3)                    563            1998-2000                165            1998-2000
     Peoples-Manlove (4)         1,017                                      63 (5)
Customer-owned (6)                 170                                      25
                                 -----                                     ---
Total expected design
peak-day availability            2,494                                     399
                                 -----                                     ---
                                 -----                                     ---


(1) Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The term of the transportation contracts varies with the longest term being 5 years.

(2) Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3) Consists of leased storage services required to meet design day requirements with contract lengths varying from 3 to 5 year terms.

(4) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 33,000 MDth, of which approximately 1,914 MDth is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1995-96 heating season, Manlove Field complex will have a maximum peak-day delivery capability of approximately 1,080 MDth (including 63 MDth for the use of North Shore Gas).

(5) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(6) Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial, and larger residential customers.

     The sources of gas supply (including gas transported for customers) in thousands of dekatherms (MDth) for Peoples Gas and North Shore Gas for the three fiscal years ended September 30, 1995, 1994 and 1993, were as follows:


                                             Peoples Gas                                North Shore Gas
                                ---------------------------------------      --------------------------------------
                                  1995           1994           1993           1995           1994           1993
                                --------       --------       --------       --------       --------       --------

Natural Gas Pipeline Co. (a)          --         14,378         63,996             --          2,384         12,293
Midwestern Gas
     Transmission Company (b)         --             --          7,217             --             --             --
Other suppliers (c)              104,932        134,104         76,006         20,294         23,415         12,297
Synthetic natural gas (d)          7,622          8,350          9,723             --             --             --
Liquefied petroleum gas produced      14             30             14              9             79             61
Customer-owned gas-received       93,225         91,187         91,046         12,379         12,017         11,956
Underground storage-net           26,896         (2,196)        (1,762)         3,059           (718)           (80)
Company use, franchise
     requirements, and
     unaccounted-for gas          (3,733)        (4,261)        (4,772)          (636)          (339)          (381)
                               ---------      ---------      ---------         ------       --------         ------
          TOTAL (e)              228,956        241,592        241,468         35,105         36,838         36,146
                                 -------        -------        -------         ------         ------         ------
                                 -------        -------        -------         ------         ------         ------


(a)  The DMQ-1 supply contract terminated on November 30, 1993.

(b)  The CD-1 supply contract terminated on August 31, 1993.

(c) The Company purchases significant quantities of gas directly from various suppliers. Commencing December 1, 1993, Natural unbundled its rates and all purchases are from non-pipeline suppliers.

(d) The SNG facility terminated production during fiscal 1995. (See Results of Operations -- Other Matters -- SNG Plant Closing in Item 7.)

(e)  See "Gas Sold and Transported" in Item 6.

SYNTHETIC NATURAL GAS SUPPLY

     Peoples Gas owned and operated an SNG plant, the McDowell Energy Center, located near Joliet, Illinois that used refinery fuel gas and a variety of natural gas liquids, including ethane, naphtha, natural gasoline, normal butane, propane, and ethane/propane mix as feedstock for the production of SNG. The SNG facility terminated production in fiscal 1995. (See Results of Operations -- Other Matters -- SNG Plant Closing in Item 7.)


ITEM 2.  PROPERTIES

     All of the principal plants and properties of Peoples Gas and North Shore Gas have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The distribution facilities serve the City and other areas in Northeastern Illinois. Peoples Gas owns and operates an underground gas storage reservoir and an LNG plant at Manlove Field located near Champaign, Illinois. Peoples Gas also owns a transmission system that transports gas from Manlove Field to Chicago. The underground storage reservoir and LNG plant also serve North Shore Gas. General properties include a substantial investment in office and service buildings, garages, repair shops, and motor vehicles, together with the equipment, tools, and fixtures necessary to conduct utility business. (See also Results of Operations -- Other Matters
-- SNG Plant Closing in Item 7.)

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

     Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas and North Shore Gas are subject to (a) the first-mortgage lien of each company's mortgage to First Trust of Illinois, National Association, as Trustee, to secure the principal amount of each company's outstanding first mortgage bonds, respectively, and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


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


                          Age at
          Name           11-30-95            Position with the Company
----------------------   --------  ---------------------------------------------
Kenneth S. Balaskovits      53     Vice President and Controller (1993) of the
                                   Company.
                                   Mr. Balaskovits is also Vice President and
                                   Controller and Director (1993) of Peoples Gas and North Shore Gas. Mr. Balaskovits has been an employee of the Company and/or its subsidiaries since 1967.

Emmet P. Cassidy            62     Secretary and Treasurer (1989) of the
                                   Company.
                                   Mr. Cassidy is also Secretary and Treasurer
                                   (1989) of Peoples Gas and North Shore Gas.
                                   Prior to that, he was Assistant Secretary and Assistant Treasurer of the Company and both subsidiaries (1981-1989). Mr. Cassidy has been an employee of the Company and/or its subsidiaries since 1955.

J. Bruce Hasch              57     President and Chief Operating Officer (1990)
                                   and Director (1987) of the Company.
                                   Mr. Hasch is also President and Chief
                                   Operating Officer (1990) and a Director
                                   (1986) of Peoples Gas and North Shore Gas.
                                   Prior to becoming President, Mr. Hasch was
                                   Executive Vice President (1985-1990) of the
                                   Company and its subsidiaries and Vice
                                   President (1981-1985) of both subsidiary companies. Mr. Hasch has been an employee of the Company and/or its subsidiaries since
                                   1960, including 16 years with Natural Gas
                                   Pipeline Company of America, a former
                                   subsidiary.

James Hinchliff             55     Senior Vice President and General Counsel
                                   (1989) of the Company.
                                   Mr. Hinchliff is also Senior Vice President and General Counsel (1989) and a Director
                                   (1985) of Peoples Gas and North Shore Gas.
                                   Prior to that, he was Vice President and General Counsel (1984-1989) of the Company and of both subsidiaries, and he was Assistant General Counsel of the Company
                                   (1979-1984) and of both subsidiaries (1981-
                                   1984).  Mr. Hinchliff has been an employee of
                                   the Company and/or its subsidiaries since
                                   1972.

                          Age at
          Name           11-30-95            Position with the Company
----------------------   --------  ---------------------------------------------

Michael S. Reeves           60     Executive Vice President (1987) and Director
                                   (1991) of the Company.
                                   Mr. Reeves is also Executive Vice President
                                   (1987) and Director (1988) of Peoples Gas and
                                   North Shore Gas.  Prior to becoming Executive
                                   Vice President, Mr. Reeves was Vice President
                                   (1977-1987) of both subsidiaries. Mr. Reeves has been an employee of the Company and/or its subsidiaries since 1956.

Richard E. Terry            58     Chairman of the Board and Chief Executive
                                   Officer (1990) and Director (1984) of the
                                   Company.
                                   Mr. Terry is also Chairman of the Board and Chief Executive Officer (1990) and a Director
                                   (1982) of Peoples Gas and North Shore Gas.
                                   Prior to becoming Chairman, Mr. Terry was
                                   President and Chief Operating Officer (1987-
                                   1990), Executive Vice President (1984-1987), and Vice President and General Counsel (1981-
                                   1984) of the Company and its subsidiaries.
                                   Mr. Terry has been an employee of the Company and/or its subsidiaries since 1972.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is listed on the New York, Chicago, and Pacific Stock Exchanges (trading symbol: PGL). At November 30, 1995, there were 30,276 registered shareholders.

     The common stock price range and dividends declared per common share by quarters for fiscal 1995 and 1994 are as follows:



                          Stock Price
      Fiscal       ----------------------------             Dividends
     Quarters        High      Low       Close              Declared
     --------      -------   -------    -------             --------

     1995
     ----
          Fourth   $28-3/8   $25-3/8   $27-1/2                $.45
          Third     27-1/8    24-3/4    25-7/8                 .45
          Second    27-7/8    24-1/4    25                     .45
          First     28-3/4    23-5/8    26-1/8                 .45

     1994
     ----
          Fourth   $27-3/8   $23-5/16  $26-1/4                $.45
          Third     31-1/4    23-3/8    23-3/8                 .45
          Second    32-1/8    27        27-3/8                 .45
          First     32-1/2    27-1/2    30-1/2                 .445

ITEM 6.  SELECTED FINANCIAL DATA


For fiscal years ended September 30,                       1995           1994           1993           1992           1991
-----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK INFORMATION
Earnings per share                                     $     1.78     $     2.13     $     2.11     $     2.06     $     2.05
Cash dividends declared per share                      $     1.80     $    1.795     $    1.775     $     1.75     $    1.705
Book value per share at year-end                       $    18.38     $    18.39     $    18.05     $    17.72     $    16.95
Average shares outstanding (thousands)                     34,901         34,854         34,809         34,151         32,741
-----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
   Residential                                         $  752,796     $  951,037     $  929,407     $  784,677     $  791,758
   Commercial                                             116,113        160,912        156,377        132,456        144,135
   Industrial                                              24,128         41,979         41,354         34,595         41,355
   Transportation of customer-owned gas (a)               122,814        110,128        117,949        132,745        115,720
   Other                                                   17,550         15,432         13,854         12,279         10,735
-----------------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                         $1,033,401     $1,279,488     $1,258,941     $1,096,752     $1,103,703
Less  -- Gas costs                                        457,436        669,039        646,351        531,845        564,899
      -- Revenue taxes                                    109,720        132,734        131,673        118,265        118,640
-----------------------------------------------------------------------------------------------------------------------------
   Net Operating Revenues                              $  466,245     $  477,715     $  480,917     $  446,642     $  420,164
Net Income                                             $   62,154     $   74,399     $   73,375     $   70,384     $   66,975
-----------------------------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                          $2,088,277     $2,019,379     $1,950,981     $1,843,603     $1,746,851
Less -- Accumulated depreciation                          715,208        677,447        632,965        599,965        565,626
-----------------------------------------------------------------------------------------------------------------------------
   Net Property, Plant and Equipment                   $1,373,069     $1,341,932     $1,318,016     $1,243,638     $1,181,225
Total assets                                           $1,822,492     $1,809,286     $1,765,870     $1,615,758     $1,541,447
Capital expenditures -- construction                   $   95,941     $   87,218     $  131,669     $  118,084     $  101,563
-----------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                          $  641,694     $  641,378     $  628,451     $  616,271     $  555,199
Preferred stock of subsidiaries                                --             --             --         12,850         16,750
Long-term debt of subsidiaries                            621,874        626,075        528,075        489,553        493,038
-----------------------------------------------------------------------------------------------------------------------------
   Total Capitalization                                $1,263,568     $1,267,453     $1,156,526     $1,118,674     $1,064,987
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS (per cent)
Capitalization at Year-end:
   Common equity                                               51             51             54             55             52
   Preferred stock of subsidiaries                             --             --             --              1              2
   Long-term debt of subsidiaries                              49             49             46             44             46
-----------------------------------------------------------------------------------------------------------------------------
      Total Capitalization                                    100            100            100            100            100
Return on common equity at year-end                           9.7           11.6           11.7           11.4           12.1
-----------------------------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED (thousands of dekatherms)
-----------------------------------------------------------------------------------------------------------------------------
Gas Sales:
   Residential                                            130,571        142,876        144,199        142,759        137,881
   Commercial                                              22,079         26,206         26,185         26,239         27,429
   Industrial                                               5,059          7,325          7,623          7,330          8,572
Transportation of customer-owned gas (a)                  106,352        102,023         99,607         99,185         94,109
-----------------------------------------------------------------------------------------------------------------------------
   Total Gas Sales and Transportation                     264,061        278,430        277,614        275,513        267,991
Margin per Dth delivered                               $     1.77     $     1.72     $     1.73     $     1.62     $     1.57
-----------------------------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
Residential                                               906,881        905,461        904,316        904,374        901,112
Commercial                                                 50,872         50,955         50,736         50,567         49,676
Industrial                                                  3,783          3,927          4,069          3,938          3,870
Transportation (a)                                         10,934         10,247          9,734          9,500          9,963
-----------------------------------------------------------------------------------------------------------------------------
   Total Customers                                        972,470        970,590        968,855        968,379        964,621
-----------------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                                 5,897          6,701          6,679          6,320          5,927
Per cent of normal (6,536)                                     90            103            102             97             91
-----------------------------------------------------------------------------------------------------------------------------


     (a) Includes commercial, industrial, and larger residential customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income decreased $12.2 million, to $62.2 million, in fiscal 1995 from 1994, due principally to weather that was 12 per cent warmer than in 1994, decreasing net income by $11.9 million. Also contributing to the year-to-year earnings decline were increases in interest expense and certain operation and maintenance expenses, together with an adjustment to income tax expense in the prior period. Partially offsetting these items was a decrease in the provision for uncollectible accounts, due mainly to lower revenues. In addition, fiscal 1995 benefited from the sale of certain oil and gas rights.

     In 1994, net income increased $1 million, to $74.4 million. Results for the fiscal year included the recording of one-half of an Internal Revenue Service (IRS) income tax settlement that increased net income by $10.8 million. (See Note 9D of the Notes to Consolidated Financial Statements.) However, this benefit was largely offset by increased operating costs related to the provision for uncollectible accounts, labor, and depreciation.

     Earnings for fiscal 1996 are expected to be positively affected by Peoples Gas' and North Shore Gas' higher rates for service that were put into effect in November 1995. (See Note 2A of the Notes to Consolidated Financial Statements. Also see Note 18 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     A summary of variations affecting income between years is presented below, with explanations of significant differences following:



                                                           Fiscal 1995                   Fiscal 1994
                                                            over 1994                     over 1993
                                                      ----------------------        ----------------------
                                                      Amount                        Amount
                                                      (000's)        Per Cent       (000's)        Per Cent
-----------------------------------------------------------------------------------------------------------
Net operating revenues (a)                          $(11,470)          (2.4)       $(3,202)          (0.7)
Operation and maintenance expenses                   (17,886)          (6.9)         9,930            4.0
Depreciation expense                                   1,724            2.7          3,877            6.4
Income taxes                                             503            1.6         (5,513)         (14.7)
Other income                                          (9,354)         (45.0)        14,450          227.7
Income deductions                                      5,830           12.1          2,199            4.8
Net income                                           (12,245)         (16.5)         1,024            1.4
-----------------------------------------------------------------------------------------------------------

(a) Operating revenues, net of gas costs and revenue taxes.



NET OPERATING REVENUES

     Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the subsidiaries' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the subsidiaries. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1J of the Notes to Consolidated Financial Statements.)
The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and various municipalities.

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

     Net operating revenues decreased $11.5 million, to $466.2 million, due primarily to a decline in natural gas deliveries of 14.4 Bcf, to 264.1 Bcf, reflecting weather that was 12 per cent warmer than in 1994 and 10 per cent warmer than normal.

     In 1994, net operating revenues amounted to $477.7 million, virtually flat as compared with fiscal 1993, reflecting natural gas deliveries that were essentially at the same level in both periods. The total fiscal 1994 weather impact was comparable with fiscal 1993. Customers' energy conservation measures had a negative effect in 1994.

     See Other Matters -- Operating Statistics for details of selected financial and operating information by gas service classification.

OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses decreased $17.9 million, to $240.8 million, in 1995, due chiefly to recognizing approximately $14 million for the fiscal 1995 portion of the IRS settlement (see Note 9D of the Notes to Consolidated Financial Statements), and a decrease in the provision for uncollectible accounts of $9.3 million, reflecting reduced sales revenues from lower gas costs and warmer weather. These items were partially offset by increased expenses for reengineering activities ($2.8 million) and the distribution system ($2.6 million).

     In 1994, operation and maintenance expenses increased $9.9 million, to $258.7 million, due mainly to an increase in Peoples Gas' provision for uncollectible accounts and higher labor costs that arose mainly from weather-related overtime work and from start-up costs for new customer-service programs. Partially offsetting these items were a reduced workforce and lower employee benefits expenses for pensions and group insurance. Fiscal 1994 results reflect an increase of $9.5 million in the provision for uncollectible accounts.
Without the increase in the provision for uncollectible accounts, operation and maintenance expenses would have increased by $461,000 over fiscal 1993 levels.

DEPRECIATION EXPENSE

     Depreciation expense increased $1.7 million, to $66.4 million, in 1995, and $3.9 million, to $64.7 million, in 1994, due mainly to depreciable property additions.

INCOME TAXES

     Income taxes increased $503,000, to $32.6 million, due primarily to the recording of the deferred tax effects of the income tax settlement in operating expenses in 1995 together with an adjustment made in 1994 to reduce taxes accrued. Also, the amortization of deferred tax credits was lower in 1995. These increases were largely offset by decreased pre-tax income in 1995.

     In 1994, income taxes decreased $5.5 million, to $32.1 million, due principally to lower pre-tax income.

OTHER INCOME

     Other income declined $9.4 million, to $11.4 million, in 1995, due principally to the 1994 recognition of the IRS settlement of $10.8 million after income taxes. (See Notes 9D and 11 of the Notes to Consolidated Financial Statements.) Also, the current fiscal year reflects lower interest income
($2.4 million) on amounts recoverable from customers and the absence of the prior year's interest ($1.1 million) from proceeds held in a trust fund generated from Peoples Gas' December 1993 bond issuance. These decreases were partially offset by higher interest income ($5.4 million) resulting from larger cash balances and higher interest rates.

     In 1994, other income increased $14.5 million, to $20.8 million, due primarily to recording the aforementioned IRS settlement. Also, the fiscal year included higher interest income reflecting larger cash balances and the December 1993 bond issuance.

INCOME DEDUCTIONS

     Income deductions increased $5.8 million, to $54 million, in 1995, due mainly to increased interest expense on the following items: amounts refundable to customers, long-term debt, and budget accounts.

     In 1994, income deductions rose by $2.2 million, to $48.2 million, due primarily to increased interest on long-term debt reflecting additional debt outstanding.

OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

ACCOUNTING STANDARDS. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the expected costs of such benefits during the employees' years of service. (See Note 8B of the Notes to Consolidated Financial Statements.)

     Effective October 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. (See Note 8C of the Notes to Consolidated Financial Statements.)

FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 1J, 2A, and 2B of the Notes to Consolidated Financial Statements.)

REENGINEERING STUDY. Peoples Gas and North Shore Gas are undertaking a major project to reengineer their business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness. The project commenced in September 1994 and is expected to continue for at least two years.

SNG PLANT CLOSING. Peoples Gas has closed its synthetic gas-making plant located near Joliet, Illinois. The decision was effected after a cost-benefit analysis was performed, which showed that, as of December 1, 1995, it no longer would be cost-effective to use the plant as a source of gas, given new, more economical supply arrangements that will take effect this winter. Those supply arrangements are the result of initiatives undertaken by the utilities to restructure their gas supply portfolios in response to FERC Order 636. The rates approved by the Commission in Peoples Gas' most recent rate case reflect the annual effect of a five-year amortization of the undepreciated investment in the plant and decommissioning expenses.





OPERATING STATISTICS. The following table represents gas distribution margin components:

                                           For fiscal years ended September 30,
                                          --------------------------------------
                                            1995           1994           1993
                                          --------     ----------     ----------
Operating Revenues (thousands):
   Gas sales
      Residential                         $752,796     $  951,037     $  929,407
      Commercial                           116,113        160,912        156,377
      Industrial                            24,128         41,979         41,354
                                          --------     ----------     ----------
                                           893,037      1,153,928      1,127,138
                                          --------     ----------     ----------
   Transportation
      Residential                           37,850         35,487         38,663
      Commercial                            50,318         45,819         48,510
      Industrial                            34,646         28,822         30,776
                                          --------     ----------     ----------
                                           122,814        110,128        117,949
                                          --------     ----------     ----------

   Other                                    17,550         15,432         13,854
                                          --------     ----------     ----------

Total Operating Revenues                 1,033,401      1,279,488      1,258,941
Less  -- Gas Costs                         457,436        669,039        646,351
      -- Revenues Taxes                    109,720        132,734        131,673
                                          --------     ----------     ----------
Net Operating Revenues                    $466,245     $  477,715     $  480,917
                                          --------     ----------     ----------
                                          --------     ----------     ----------

Deliveries (MDth):
   Gas Sales
      Residential                          130,571        142,876        144,199
      Commercial                            22,079         26,206         26,185
      Industrial                             5,059          7,325          7,623
                                          --------     ----------     ----------
                                           157,709        176,407        178,007
                                          --------     ----------     ----------

   Transportation
      Residential                           24,811         25,066         25,269
      Commercial                            41,648         41,607         40,269
      Industrial                            39,893         35,350         34,069
                                          --------     ----------     ----------
                                           106,352        102,023         99,607
                                          --------     ----------     ----------

Total Gas Sales
  and Transportation                       264,061        278,430        277,614
                                          --------     ----------     ----------
                                          --------     ----------     ----------

Margin per Dth delivered                  $   1.77     $     1.72     $     1.73


LIQUIDITY

SOURCE OF FUNDS. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

     Due to the seasonal nature of gas usage, a major portion of cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on capital market conditions and capital structure considerations.

CREDIT LINES. The utility subsidiaries have lines of credit of $131.1 million. At September 30, 1995, the utility subsidiaries had unused credit available from banks of $130.2 million. (See Note 13 of the Notes to Consolidated Financial Statements.)

CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1995 increased by $22.9 million, due primarily to changes related to gas in storage, other assets, and deferred income taxes. These items were offset, in part, by reductions in gas costs recoverable and net receivables. In 1994, net cash provided by operating activities increased by approximately $83.5 million, due mainly to changes related to net receivables, gas costs recoverable, and gas sales revenue refundable. Such items were partially offset by decreases associated with deferred credits and accounts payable.

     Net cash used in investing activities for 1995, 1994, and 1993 mainly represents the level of capital expenditures in the respective years.

     Net cash used in financing activities in 1995 includes drawdowns for utility construction activities of the remaining balance of the trust fund associated with prior financing. In 1994, net cash used in financing activities reflects the new debt issues during the year, primarily used for construction projects. Net cash provided by financing activities in 1993 includes the debt issuance during the period, primarily to refund previously issued debt and preferred stock.

INDENTURE RESTRICTIONS. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $62 million. (See Note 5 of the Notes to Consolidated Financial Statements.)

DISTRICT ENERGY. Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides district energy services to the McCormick Place exposition and convention center in Chicago, Illinois. The partnership also intends to offer district energy services to other large buildings in Chicago. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. The Company and Trigen have each provided two joint and several limited guarantees to the owner and operator of McCormick Place and also have certain limited obligations to the partnerships lender under a Sponsors Support and Equity Contribution Agreement. (See Note 6 of the Notes to Consolidated Financial Statements.)

INTEREST COVERAGE. The fixed charges coverage ratios for Peoples Gas for fiscal 1995, 1994, and 1993 were 2.76, 3.28, and 3.57, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 2.93, 3.33, and 2.91, respectively. The decrease in the ratio for the current fiscal year for each company primarily reflects lower pre-tax income resulting from warmer weather. (See Results of Operations -- Net Income.) In addition, the ratios for fiscal years 1995 and 1994 for both utility subsidiaries reflect the recording of an IRS settlement in income. (See Note 9D of the Notes to Consolidated Financial Statements.)

DEBT RATINGS. The long-term debt of both utility subsidiaries is rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. There has been no change in these ratings since fiscal 1985. The commercial paper of both utilities has the top rating from the major rating agencies.

ENVIRONMENTAL MATTERS. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

     In February 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. In November 1994, North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. (See Note 3B of the Notes to Consolidated Financial Statements.)

     In June 1995, North Shore Gas was informed by the IEPA that an enforcement action would be brought against North Shore Gas for violating certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. According to the IEPA, the alleged violations occurred as the result of a gasoline spill that occurred in Wheeling, Illinois during June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is currently evaluating this matter. (See Note 3C of the Notes to Consolidated Financial Statements.)

REGULATORY ACTIONS. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. (See Note 2A of the Notes to Consolidated Financial Statements.
 Also see Note 18 "Events (Unaudited) Subsequent to the Auditors' Report Dated November 1, 1995.")

     Peoples Gas and North Shore Gas filed proposed changes in rates with the Commission in December 1994. (See Note 2A of the Notes to Consolidated
Financial Statements.   Also see Note 18 "Events (Unaudited) Subsequent to the
Auditors' Report Dated November 1, 1995.")

     On September 29, 1995, Peoples Gas and North Shore Gas filed petitions with the Commission for approval of performance-based rate programs (PBR Programs) for gas costs. The objectives of the PBR Programs are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, Peoples Gas and North Shore Gas would share equally with gas sales customers the savings or costs from these programs. The PBR Programs would be for a pilot period covering fiscal years 1996 through 1998 and were filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals.

CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $95.9 million in 1995, $87.2 million in 1994, and $131.7 million in 1993.

     Expenditures in fiscal 1995 increased $8.7 million over 1994 and included $11.2 million for computer and office equipment.

     The decline in fiscal 1994 expenditures from 1993 was partly the result of completing certain major projects that were undertaken to enhance gas supply. Expenditures in 1994 included $9 million for enhancement of Peoples Gas' underground storage site. Expenditures for that project in fiscal 1993 amounted to $10.7 million.

     Additional expenditures in fiscal 1993 included $7.7 million for a liquefied natural gas vaporizer replacement project at Manlove Field and $9 million to complete the second pipeline supply connection for North Shore Gas.

     Capital expenditures for fiscal 1996 are expected to be about $94.4 million, a decrease of $1.5 million from the 1995 level. The estimate of expenditures for 1996 includes a continuation of Peoples Gas' cast iron main replacement program.

     Fiscal 1996 sinking fund requirements for long-term debt are $4 million for North Shore Gas. (See Note 14C of the Notes to Consolidated Financial Statements.)

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

BONDS ISSUED. On March 30, 1993, North Shore Gas filed a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of $40 million aggregate principal amount of first mortgage bonds. In May 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 per cent, due May 1, 2003. (See Note 14A of the Notes to Consolidated Financial Statements.)

     On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 per cent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem
$50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by Peoples Gas were used for the payment of expenses of issuance, including the underwriters' fee. (See Note 14A of the Notes to Consolidated Financial Statements.)


     Additional bonds are issuable by the utility subsidiaries, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the subsidiaries' open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the subsidiaries' ability to issue additional debt, as needed.

BONDS REDEEMED. On November 14, 1995, Peoples Gas notified the trustee of its intention to redeem approximately $87 million aggregate principal amount of Series U and V gas supply revenue bonds. Such redemption, from general corporate funds, is expected to be completed on December 29, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----

Statement of Management's Responsibility                                    22

Report of Independent Public Accountants                                    23

Consolidated Statements of Income for fiscal years ended
     September 30, 1995, 1994, and 1993                                     24

Consolidated Statements of Retained Earnings for fiscal
     years ended September 30, 1995, 1994, and 1993                         24

Consolidated Statements of Cash Flows for fiscal years ended
     September 30, 1995, 1994, and 1993                                     25

Consolidated Balance Sheets at September 30, 1995 and 1994                  26

Consolidated Capitalization Statements at September 30, 1995
     and 1994                                                               27

Notes to Consolidated Financial Statements                                  28

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Shareholders of Peoples Energy Corporation:


     We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation (an Illinois corporation) and subsidiary companies at September 30, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                  ARTHUR ANDERSEN LLP






Chicago, Illinois
November 1, 1995


CONSOLIDATED STATEMENTS OF INCOME


                                                                                              Peoples Energy Corporation
------------------------------------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                                1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Thousands, except per-share amounts)
Operating Revenues:
Gas sales                                                                       $  893,037          $1,153,928          $1,127,138
Transportation of customer-owned gas                                               122,814             110,128             117,949
Other                                                                               17,550              15,432              13,854
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                                         1,033,401           1,279,488           1,258,941
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                                                          457,436             669,039             646,351
Operation (see Note 9D)                                                            199,095             220,765             213,090
Maintenance                                                                         41,731              37,947              35,692
Depreciation                                                                        66,408              64,684              60,807
Taxes -- Income                                                                     32,556              32,053              37,566
      -- State and local revenue                                                   109,720             132,734             131,673
      -- Other                                                                      21,700              20,450              20,719
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                           928,646           1,177,672           1,145,898
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                   104,755             101,816             113,043
------------------------------------------------------------------------------------------------------------------------------------
Other Income:
Interest income                                                                     10,066               6,168               2,944
Miscellaneous (see Note 11)                                                          1,376              14,628               3,402
------------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                                                  11,442              20,796               6,346
------------------------------------------------------------------------------------------------------------------------------------
Gross Income                                                                       116,197             122,612             119,389
------------------------------------------------------------------------------------------------------------------------------------
Income Deductions:
Interest on long-term debt of subsidiaries                                          45,546              44,234              41,514
Other interest                                                                       7,457               3,012               2,945
Amortization of debt discount and expense                                              867                 810                 727
Preferred stock dividends of subsidiaries                                               --                  --                 719
Miscellaneous                                                                          173                 157                 109
------------------------------------------------------------------------------------------------------------------------------------
Total Income Deductions                                                             54,043              48,213              46,014
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $   62,154          $   74,399          $   73,375
------------------------------------------------------------------------------------------------------------------------------------
Average Shares of Common Stock Outstanding                                          34,901              34,854              34,809
Earnings Per Share of Common Stock                                              $     1.78          $     2.13          $     2.11
------------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                                               Peoples Energy Corporation
------------------------------------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                                1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Thousands)

Balance at Beginning of Year                                                    $  365,258          $  353,432          $  342,267
  Add -- Net Income                                                                 62,154              74,399              73,375
  Deduct -- Dividends declared on common stock of $1.80,
            $1.795, and $1.775 per share, respectively                              62,831              62,573              61,796
         -- Preferred stock redemption premiums
            of a subsidiary                                                             --                  --                 414
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                          $  364,581          $  365,258          $  353,432
------------------------------------------------------------------------------------------------------------------------------------

         The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Peoples Energy Corporation
------------------------------------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                                                1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Thousands)
OPERATING ACTIVITIES:
Net Income                                                                      $   62,154           $  74,399           $  73,375
Adjustments to reconcile net income to net cash:
   Depreciation                                                                     66,408              64,684              60,807
   Deferred income taxes and investment tax
       credits - net                                                                11,002             (11,334)              7,938
   Change in deferred credits and other liabilities                                 (9,968)            (24,846)             28,395
   Change in other assets                                                           (1,607)            (19,753)             (1,625)
   Other                                                                                63                  41                  64
   Change in current assets and liabilities:
       Receivables - net                                                            16,877              36,427             (51,568)
       Accrued unbilled revenues                                                    (1,245)             10,116              (6,493)
       Materials and supplies                                                        7,389               1,797               1,474
       Gas in storage                                                               50,458              (6,000)             (2,967)
       Gas costs recoverable                                                         8,221              37,100             (22,910)
       Accounts payable                                                             (6,758)             (9,085)             27,227
       Customer gas service and credit deposits                                     (4,843)              2,344              (5,385)
       Accrued taxes                                                                  (776)              1,022              11,772
       Gas sales revenue refundable                                                 28,559              42,723              (1,159)
       Accrued interest                                                               (146)              2,571                 459
       Other                                                                          (253)                390                (266)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                                          225,535             202,596             119,138
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures of subsidiaries - construction                                (95,941)            (87,218)           (131,669)
Other assets                                                                        (1,603)             (1,382)             (3,516)
Other temporary cash investments                                                      (100)                100                (300)
Other long-term cash investments                                                     5,982                (601)               (278)
Other capital investments                                                             (123)                633              (1,578)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                              (91,785)            (88,468)           (137,341)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Interim loans of subsidiaries - net                                                     --             (67,700)             39,700
Issuance of long-term debt of subsidiaries                                          50,000             102,000             115,000
Trust fund - utility construction                                                   31,493             (27,250)             (4,243)
           - bond redemption                                                          (237)                 --                  --
Retirement of long-term debt of subsidiaries                                       (54,201)             (4,000)            (74,811)
Redemption of preferred stock of subsidiaries                                           --              (3,400)            (11,814)
Dividends paid on common stock                                                     (62,810)            (62,378)            (61,601)
Proceeds from issuance of common stock                                                 993               1,100               1,016
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                (34,762)            (61,628)              3,247
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                98,988              52,500             (14,956)
Cash and Cash Equivalents at Beginning of Year                                      77,251              24,751              39,707
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                         $ 176,239           $  77,251           $  24,751
------------------------------------------------------------------------------------------------------------------------------------
                      The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS

                                                                                  Peoples Energy Corporation
----------------------------------------------------------------------------------------------------------------
At September 30,                                                                   1995                1994
----------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands)


PROPERTIES AND OTHER ASSETS
----------------------------------------------------------------------------------------------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost                                 $2,088,277          $2,019,379
Less - Accumulated depreciation                                                    715,208             677,447
----------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                1,373,069           1,341,932
Other investments                                                                   10,367              16,289
----------------------------------------------------------------------------------------------------------------
Total Capital Investments - Net                                                  1,383,436           1,358,221
----------------------------------------------------------------------------------------------------------------

Current Assets:
Cash                                                                                 3,328               3,667
Cash equivalents                                                                   172,911              73,584
Other temporary cash investments, at cost
     that approximates market value                                                  1,100               1,000
Trust fund - utility construction                                                       --              31,493
           - bond redemption                                                           237                  --
Receivables -
     Customers, net of allowance for uncollectible
        accounts of $19,013 and $24,289, respectively                               56,715              73,959
     Other                                                                           1,897               1,530
Accrued unbilled revenues                                                           21,167              19,922
Materials and supplies, at average cost                                             16,466              23,855
Gas in storage, at last-in, first-out cost                                         100,547             151,005
Gas costs recoverable through rate adjustments                                       6,205              14,426
Prepayments                                                                          2,302               2,050
----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               382,875             396,491
----------------------------------------------------------------------------------------------------------------
Other Assets:
Regulatory assets of subsidiaries (see Note 1B)                                     39,706              36,207
Deferred charges                                                                    16,475              18,367
----------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                  56,181              54,574
----------------------------------------------------------------------------------------------------------------
Total Properties and Other Assets                                               $1,822,492          $1,809,286
----------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)                     $1,263,568          $1,267,453
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
Interim loans of subsidiaries                                                          900                 900
Accounts payable                                                                   102,377             109,135
Dividends payable on common stock                                                   15,711              15,690
Customer gas service and credit deposits                                            40,577              45,420
Sinking fund payments and maturities, due within one year -
     Long-term debt of subsidiaries                                                  4,000               4,000
Accrued taxes                                                                       28,160              28,936
Gas sales revenue refundable through rate adjustments                               79,502              50,943
Accrued interest                                                                    12,796              12,942
----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          284,023             267,966
----------------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation (see Note 9B)           208,424             189,938
Investment tax credits being amortized over
     the average lives of related property                                          38,132              39,887
Other                                                                               28,345              44,042
----------------------------------------------------------------------------------------------------------------
Total Deferred Credits and Other Liabilities                                       274,901             273,867
----------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                            $1,822,492          $1,809,286
----------------------------------------------------------------------------------------------------------------

                      The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED CAPITALIZATION STATEMENTS

                                                                                   Peoples Energy Corporation
----------------------------------------------------------------------------------------------------------------
At September 30,                                                                    1995                1994
----------------------------------------------------------------------------------------------------------------
                                                                            (Thousands, except number of shares)

Common Stockholders' Equity:
Common stock, without par value -
     Authorized 60,000,000 shares
     Outstanding 34,913,426 and 34,868,069 shares, respectively                 $  277,113          $  276,120
Retained earnings (see Consolidated Statements
     of Retained Earnings)                                                         364,581             365,258
----------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                                  641,694             641,378
----------------------------------------------------------------------------------------------------------------


Long-Term Debt:
Exclusive of sinking fund payments and maturities
     due within one year
The Peoples Gas Light and Coke Company
     First and Refunding Mortgage Bonds -
          8% Series U, due June 1, 1999                                             43,375              43,375
          8% Series V, due June 1, 1999                                             43,375              43,375
          Adjustable-Rate Series W (4.2% and 3% through
               September 30, 1995 and September 30, 1994, respectively),
               due October 1, 1999 (see Note 14B)                                   10,400              10,400
          6.875% Series X, due March 1, 2015                                        50,000              50,000
          7.50% Series Y, due March 1, 2015                                         50,000              50,000
          7.50% Series Z, due March 1, 2015                                         50,000              50,000
          10-1/4% Series AA, due March 1, 2015
               (redeemed on August 1, 1995 - see Note 14A)                              --              50,000
          8.10% Series BB, due May 1, 2020                                          75,000              75,000
          6.37% Series CC, due May 1, 2003                                          75,000              75,000
          5-3/4% Series DD, due December 1, 2023                                    75,000              75,000
          Adjustable-Rate Series EE (4.95% and 2.55% through
               November 30, 1995 and November 30, 1994, respectively),
               due December 1, 2023 (see Note 14B)                                  27,000              27,000
          6.10% Series FF, due June 1, 2025 (see Note 14A)                          50,000                  --
North Shore Gas Company
     First Mortgage Bonds -
          10.20% Series I, due October 27, 1997                                      8,000              12,000
          8% Series J due November 1, 2020                                          24,774              24,925
          6-3/8% Series K, due October 1, 2022                                      24,950              25,000
          6.37% Series L, due May 1, 2003 (see Note 14A)                            15,000              15,000
----------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                               621,874             626,075
----------------------------------------------------------------------------------------------------------------
Total Capitalization                                                            $1,263,568          $1,267,453
----------------------------------------------------------------------------------------------------------------

                      The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A   Principles of Consolidation

     All subsidiaries are included in the consolidated financial statements.
All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1995 have been reclassified to conform with the current-year presentation.

1B   Regulated Operations

     Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

     The following regulatory assets were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1995 and 1994:

--------------------------------------------------------------------------------
                                                               1995      1994
--------------------------------------------------------------------------------
                                                                (Thousands)
Environmental costs, net of recoveries (see Note 3A)         $18,349   $17,505
Transition costs from pipeline supplier (see Note 2B)          8,000    11,300
Interest on gas sales revenue refundable                       2,512     2,965
Regulatory income tax assets (see Note 1I)                     3,680     1,965
Energy conservation plan expenses                              1,136     1,054
Discount, premium, expenses, and loss on reacquired bonds      3,089       874
SNG plant - decommissioning                                    1,982        --
Other                                                            958       544
--------------------------------------------------------------------------------
Total regulatory assets of subsidiaries                      $39,706   $36,207
--------------------------------------------------------------------------------

1C   Concentration of Credit Risk

     Peoples Gas provides natural gas service to approximately 840,000 customers within the City of Chicago. North Shore Gas provides natural gas service to about 133,000 customers within approximately 275 square miles in Northeastern Illinois. Credit risk for each utility is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

     Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D   Revenue Recognition

     Gas sales revenues for retail customers are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1E   Property, Plant and Equipment

     Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1F   Maintenance and Depreciation

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

     The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

          FOR FISCAL YEARS ENDED SEPTEMBER 30,     1995      1994      1993
          ------------------------------------     ----      ----      ----
          Peoples Gas                              3.6%      3.6%      3.6%
          North Shore Gas                          3.1       3.2       3.1
          Consolidated                             3.5       3.6       3.6

1G   Statement of Cash Flows

     For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.


     Income taxes and interest paid (excluding capitalized interest) were as follows:

          FOR FISCAL YEARS ENDED SEPTEMBER 30,        1995      1994      1993
          ------------------------------------       -------   -------   -------
                                                             (Thousands)
          Income taxes paid                          $16,448   $50,160   $25,343
          Interest paid                               47,732    44,970    43,730

1H   Accounts Payable

     The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

1I   Income Taxes

     The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 9B.)

     Each company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1995 and 1994, net regulatory income tax assets recorded in Other Assets amounted to $3.7 million and $2 million, while net regulatory income tax liabilities recorded in Other Liabilities equaled $5.9 million and $6.3 million, respectively.

     Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

     The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J   Recovery of Gas Costs, Including Charges for Transition Costs

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

     The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding Peoples Gas for fiscal years 1992 through 1995 and North Shore Gas for fiscal years 1991 through 1995, are currently pending before the Commission.

     Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

1K   Gas in Storage

     Storage injections are priced at the fiscal-year average of costs of natural gas purchased and SNG produced. Peoples Gas' SNG production costs include costs of feedstock plus plant operation and maintenance costs. (See Results of Operations - Other Matters - SNG Plant Closing.) Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1995 and 1994 exceeded the LIFO cost by approximately $134 million and $210 million, respectively.

2.  RATES AND REGULATION

2A   Utility Rate Proceedings

PEOPLES GAS' RATE FILING. On December 16, 1994, Peoples Gas filed with the Commission proposed changes in rates. Peoples Gas is seeking changes in rates that are designed to increase annual revenues by about $41 million, exclusive of additional charges for revenue taxes, based on a rate of return on original-cost rate base of 9.55 per cent, which reflects an 11.8 per cent cost of common equity.

     On October 16, 1995, the Commission's hearing examiners issued a recommended order under which Peoples Gas would receive a revenue increase of approximately $32.3 million based on a 9.19 per cent rate of return on original -cost rate base, which reflects an 11.10 per cent cost of common equity.
The Commission is expected to issue its order no later than mid November 1995. Peoples Gas cannot predict the outcome of its rate increase request.

NORTH SHORE GAS' RATE FILING. On December 16, 1994, North Shore Gas filed with the Commission proposed changes in rates. North Shore Gas is seeking changes in rates that are designed to increase annual revenues by about $6.7 million, exclusive of additional charges for revenue taxes, based on a rate of return on original-cost rate base of 9.97 per cent, which reflects an 11.7 per cent cost of common equity.

     On October 16, 1995, the Commission's hearing examiners issued a recommended order under which North Shore Gas would receive a revenue increase of approximately $5.5 million based on a 9.75 per cent rate of return on original-cost rate base, which reflects an 11.30 per cent cost of common equity. The Commission is expected to issue its order no later than mid November 1995. North Shore Gas cannot predict the outcome of its rate increase request.

ENVIRONMENTAL COST RECOVERY. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In 1992, several parties, including Peoples Gas and North Shore Gas, appealed the Commission's order to the Illinois Appellate Court. In 1993, the Third District Appellate Court issued its opinion affirming the Commissions order in the consolidated proceedings, which decision was subsequently appealed to the Illinois Supreme Court. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by Peoples Gas and North Shore Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. The Commission has until December 20, 1995 to issue its order on remand. (See Note 3A.)

FERC ORDER 636 COST RECOVERY. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on

March 9, 1994. The order provides for the full recovery of transition costs from Peoples Gas' and North Shore Gas' gas service customers and transportation customers to the extent they contract for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commissions orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities gave notice of their intent to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 1J and 2B.)

2B   FERC Orders 636, 636-A, and 636-B

     FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. However, subject to these caps, the level of costs that Peoples Gas and North Shore Gas will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At September 30, 1995, Peoples Gas and North Shore Gas have made payments of $44.5 million and $10.9 million, and have accrued an additional $6.4 million and $1.6 million, respectively, toward the caps.

     The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 1J and 2A.)


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

     In September 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the EPA and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of the Waukegan I Site. The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the site and a feasibility study to develop and evaluate possible remedial actions. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas right to seek a lesser cost responsibility at a later date.

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

     In 1994, Peoples Gas became aware of a planned residential development at a site in Chicago, formerly called the Equitable Distribution Station. Peoples Gas is conducting a preliminary investigation under the supervision of the IEPA to determine whether gas manufacturing wastes are present at the site.

     The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1995, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $18.3 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

     Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at September 30, 1995 have not been reduced to reflect recoveries from insurance carriers.

     Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. At September 30, 1995, the subsidiaries had recovered $4.3 million of such costs through rates. (See Note 2A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

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

     In November 1994, North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois.
The suit asks the court to declare that North Shore Gas is not liable for response costs incurred or to be incurred at the Denver site. Salomon has filed a counterclaim for costs incurred and to be incurred by Salomon and Shattuck with respect to the site.

3C   Gasoline Release in Wheeling, Illinois

     In June 1995, North Shore Gas received a letter from the IEPA informing North Shore Gas that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. The letter states that the alleged violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. The letter further advises that the matter has been referred to the Office of the Illinois Attorney General for the preparation of a formal enforcement complaint. North Shore Gas has been informed that four other entities have received a similar letter.

     North Shore Gas is currently evaluating this matter.


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


5.  COVENANTS REGARDING RETAINED EARNINGS

     North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $62 million.


6.  DISTRICT ENERGY

     Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois. The partnership also intends to offer district energy services to other large buildings in Chicago. The services will ultimately be supplied from one or more central plants, a concept known as district energy. The other partner, Trigen-Chicago Energy Corporation (Trigen-Chicago), is a subsidiary of Trigen. Neither the partnership nor its partners are regulated as a public utility.

     In December 1992, the partnership entered into a 28-year contract with the Metropolitan Pier and Exposition Authority (MPEA) to construct and operate a plant that will provide steam and chilled water to McCormick Place for heating and cooling purposes (MPEA Agreement). In November 1993, the partnership assumed operation of the current space-conditioning system and began providing service to the two existing halls. The partnership also will provide heating and cooling to a planned exhibition hall that is scheduled to be in operation early in 1997. The partnership is obligated to provide services to McCormick Place for the term of the MPEA Agreement at or below the cost (as determined by a contractual formula) that the MPEA would incur to produce heating and cooling for itself. The MPEA Agreement also obligates the partnership to complete and pay for construction of the plant by certain dates specified in the contract. To secure its obligations during the service period under the MPEA Agreement, the partnership is obligated to provide, maintain, and reinstate a letter of credit upon which the MPEA can draw to pay its costs, expenses, and damages, up to $4 million per incident, principally in the event of the partnership's failure to cure timely an interruption of service.

     The Company and Trigen have provided two joint and several guarantees to the MPEA of the partnership's performance of its obligations under the MPEA Agreement. One of the guarantees covers all obligations of the partnership relating to construction of the project (Construction Obligations), and is limited in the aggregate to $15 million, except for the guarantors' funding obligations described above and costs to the extent incurred by the MPEA in connection with enforcement of obligations of the partnership or the guarantors. The second guarantee covers all obligations of the partnership other than the Construction Obligations, including liabilities arising from an interruption of service to McCormick Place, insolvency of the partnership, or other partnership default. This second guarantee is limited in the aggregate to $11 million, except for an additional $4 million to $8 million in the event of insolvency of the partnership or the installation (pursuant to enforcement of lender or MPEA remedies) of any other operator of the district energy plant in lieu of the partnership, and except for the partnerships obligations relating to the letter of credit in favor of the MPEA described above and costs to the extent incurred by the MPEA in connection with the enforcement of obligations of the partnership or the guarantors.

     The district energy plant is estimated to cost approximately $38 million. The MPEA has effectively funded $8 million of the construction costs, and the partnership will fund the balance. In August 1995, the partnership obtained a $28 million construction and term loan to finance construction of a major portion of the project. Upon completion of construction of the project, the construction loans will be converted to a term loan with a 20-year maturity. In connection with the financing, the Company pledged its shares of common stock of Peoples District Energy to the lender as security for the loan obligations. Additionally, the Company, Peoples District Energy, Trigen, Trigen-Chicago and the partnership executed a Sponsors Support and Equity Contribution Agreement (Sponsors Support Agreement).

     Under the Sponsors Support Agreement, the Company and Trigen have certain contractual obligations to the lender that could require payment by each of the Company and Trigen of 50 per cent of the outstanding loan obligations upon the occurrence of certain events relating to material destruction of the project, condemnation of the project, purchase of the project by the MPEA pursuant to provisions of the MPEA Agreement and default by the partnership, the Company or Trigen of certain of its obligations to the MPEA.


7.  LONG-TERM LEASE

     In October 1993, Peoples Gas entered into a new 15-year lease to relocate its headquarters office. The relocation was substantially completed in February 1995 prior to the expiration of the old lease. Peoples Gas is accounting for the new lease as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

     The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 per cent each year through the 10th year. Base rent in the 11th year is approximately $3.6 million with annual increases of 2 per cent each year through the 15th year. Rental expense will be comparable with the former lease at Peoples Gas' previous headquarters location.

     Rental expenses under the lease arrangements were $6.4 million in fiscal 1995 and $6.1 million for each of the fiscal years 1994 and 1993.


8.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

8A   Pension Benefits

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

     Net pension cost for all plans for fiscal 1995, 1994, and 1993 included the following components:


--------------------------------------------------------------------------------
                                                       1995      1994      1993
--------------------------------------------------------------------------------
                                                             (Millions)
Service cost - benefits earned during year            $14.4     $15.8     $17.1
Interest cost on projected benefit obligations         29.9      30.0      30.4
Actual return on plan assets (gain) loss              (85.0)    (15.0)    (56.8)
Net amortization and deferral                          45.5     (25.5)     17.0
--------------------------------------------------------------------------------
Net pension cost                                      $ 4.8     $ 5.3     $ 7.7
--------------------------------------------------------------------------------

       The calculation of pension cost assumed a long-term rate of return on assets of 7.5 per cent for 1993 through 1995.

     The following table shows the estimated funded status of the Company's pension plans at September 30, 1995 and 1994:


--------------------------------------------------------------------------------
                                                            1995          1994
--------------------------------------------------------------------------------
                                                                (Millions)
Plan assets at market value                                $578.0        $531.1
--------------------------------------------------------------------------------
Actuarial present value of plan benefits:
     Vested                                                 307.2         334.2
     Non-vested                                              45.7          39.1
--------------------------------------------------------------------------------
Accumulated benefit obligation                              352.9         373.3
Effect of projected future compensation increases           100.0         101.0
--------------------------------------------------------------------------------
Projected benefit obligation                                452.9         474.3
--------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligation     125.1          56.8
Less:
     Unrecognized transition asset                           27.2          29.9
     Unrecognized prior service cost                         (5.1)         (5.5)
     Unrecognized net gain                                  105.8          35.4
--------------------------------------------------------------------------------
Accrued pension liability                                  $ (2.8)       $ (3.0)
--------------------------------------------------------------------------------

       The projected benefit obligation, which is based on an October 1 measurement date, was determined using a discount rate of 7 per cent for 1995 and 6.5 per cent for 1994, and assumed future compensation increases of 5 per cent for each year. Plan assets consist primarily of marketable equity and fixed-income securities.

8B   Other Postretirement Benefits

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

     Net postretirement benefit cost for all plans for fiscal 1995 and 1994 included the following components:


--------------------------------------------------------------------------------
                                                            1995          1994
--------------------------------------------------------------------------------
                                                                (Millions)
Service cost - benefits earned during year                  $ 2.7         $ 3.1
Interest cost on projected benefit obligations                7.9           7.7
Actual return on plan assets (gain) loss                     (3.7)         (0.3)
Amortization of transition obligation                         4.9           4.9
Net amortization and deferral                                 2.5          (0.2)
--------------------------------------------------------------------------------
Net postretirement benefit cost                             $14.3         $15.2
--------------------------------------------------------------------------------

     The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 per cent for 1994 and 1995.

     The Company recognized total postretirement costs of $14.3 million during fiscal 1995. Of this amount, $6.4 million was funded through trust funds for future benefit payments. Such costs during fiscal year 1994 were $15.2 million, of which $8.5 million was funded.

     The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1995 and 1994:


--------------------------------------------------------------------------------
                                                            1995          1994
--------------------------------------------------------------------------------
                                                                (Millions)
Plan assets at market value                                $ 32.6        $ 21.2
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
     Retirees                                                71.6          61.0
     Fully eligible active plan participants                 14.5          17.1
     Other active plan participants                          26.9          29.0
--------------------------------------------------------------------------------
Total APBO                                                  113.0         107.1
--------------------------------------------------------------------------------
Excess (deficiency) of plan assets over the APBO            (80.4)        (85.9)
Less:
     Unrecognized transition obligation                     (88.8)        (93.7)
     Unrecognized net gain                                    7.6           7.5
--------------------------------------------------------------------------------
Accrued postretirement benefit asset                       $  0.8        $  0.3
--------------------------------------------------------------------------------


     The total APBO, which is based on an October 1 measurement date, was determined using a discount rate of 6.5 per cent for 1995 and 7.75 per cent for 1994, and assumed future compensation increases of 5 per cent for each year. The unfunded obligation is being amortized over 20 years. Plan assets consist primarily of marketable equity and fixed-income securities.

     For measurement purposes, a health care cost trend rate of 9.6 per cent was assumed for fiscal 1996, and that rate thereafter will decline to 3.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1995, by $7.6 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1 million annually.

8C   Postemployment Benefits

     In November 1992, the Financial Accounting Standards Board issued SFAS No.
112. This statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement. The Company adopted SFAS No. 112 effective October 1, 1994. Implementation of this statement did not have a material effect on financial position or results of operations.


9.  TAX MATTERS

9A   Provision for Income Taxes

For fiscal years ended September 30,                             1995           1994           1993
-------------------------------------------------------------------------------------------------------
                                                                           (Thousands)
Current:
     Federal                                                   $18,328        $38,438        $24,888
     State                                                       3,323          8,419          4,792
-------------------------------------------------------------------------------------------------------
     Total current income taxes                                 21,651         46,857         29,680
-------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                     9,847         (8,582)         6,968
     State                                                       2,917           (987)         2,478
-------------------------------------------------------------------------------------------------------
     Total deferred income taxes                                12,764         (9,569)         9,446
-------------------------------------------------------------------------------------------------------
Investment tax credits - net:
     Federal                                                    (1,975)        (2,017)        (2,044)
     State                                                         213            252            536
-------------------------------------------------------------------------------------------------------
     Total investment tax credits - net                         (1,762)        (1,765)        (1,508)
-------------------------------------------------------------------------------------------------------
Total provision for income taxes                                32,653         35,523         37,618
Less - Included in other income or operation expense                97          3,470             52
-------------------------------------------------------------------------------------------------------
Total provision for operating income taxes                     $32,556        $32,053        $37,566
-------------------------------------------------------------------------------------------------------



9B   Deferred Income Taxes

     Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities
(see Note 1I):

-------------------------------------------------------------------------------------------------------
At September 30,                                                        1995           1994
-------------------------------------------------------------------------------------------------------
                                                                           (Thousands)
Deferred tax liabilities:
     Property - accelerated depreciation and
         other property related items                                 $230,542       $223,865
     Other                                                               8,745          4,097
-------------------------------------------------------------------------------------------------------
     Total deferred income tax liabilities                             239,287        227,962
-------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Unamortized investment tax credits                                (15,124)       (15,820)
     Uncollectible accounts                                             (7,706)        (9,635)
     Other                                                              (8,033)       (12,569)
-------------------------------------------------------------------------------------------------------
     Total deferred income tax assets                                  (30,863)       (38,024)
-------------------------------------------------------------------------------------------------------
Net deferred income tax liabilities                                   $208,424       $189,938
-------------------------------------------------------------------------------------------------------

9C   Tax Rate Reconciliation

     The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent for 1995 and 1994, and 34.75 per cent for 1993, times pre-tax book income) and the total provision for federal income tax expenses:

For fiscal years ended September 30,                 1995                          1994                         1993
--------------------------------------------------------------------------------------------------------------------------------
                                                          Per Cent                       Per Cent                      Per Cent
                                                             of                             of                            of
                                            Amount        Pre-tax         Amount         Pre-tax        Amount         Pre-tax
                                            (000's)        Income         (000's)         Income        (000's)         Income
--------------------------------------------------------------------------------------------------------------------------------
Computed federal income
   tax expense                             $30,924          35.00        $35,783          35.00        $36,107          34.75
Amortization of investment
   tax credits                              (1,975)         (2.24)        (2,017)         (1.97)        (2,044)         (1.97)
Amortization of deferred taxes                (932)         (1.05)        (1,951)         (1.91)        (2,027)         (1.95)
Nontaxable-tax settlement principal         (1,965)         (2.22)        (1,965)         (1.92)            22           0.02
Other, net                                     148           0.17         (2,011)         (1.97)        (2,246)         (2.16)
--------------------------------------------------------------------------------------------------------------------------------
Total provision for federal
   income taxes                            $26,200          29.66        $27,839          27.23        $29,812          28.69
--------------------------------------------------------------------------------------------------------------------------------


9D   Income Tax Settlement

     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 in total amount of approximately $28 million, or $21.6 million after income taxes. Both Peoples Gas and North Shore Gas received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.8 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $14 million was included in Deferred Credits and Other Liabilities
- Other.

     As a result of the Commission's accounting authorization, the fiscal year 1995 portion of the settlement amount for Peoples Gas and North Shore Gas was amortized (credited) to operation expense. The effect was to offset increases in costs that the utilities would incur during the year. In fiscal 1995, the utilities together amortized approximately $14 million, or $10.8 million after income taxes.


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


11.  OTHER INCOME - MISCELLANEOUS

For fiscal years ended September 30,                                        1995              1994                 1993
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands)
Amortization of net gain on sale of Peoples Gas Building                    $576             $ 1,151              $1,151
Interest on amounts recoverable from customers                               119               2,495               1,632
Income tax settlement (see Note 9D)                                           --              14,164                  --
Income taxes on income tax settlement (see Note 9D)                           --              (3,372)                 --
Amortization of gain on reacquired bonds                                     362                 380                 380
Other                                                                        319                (190)                239
---------------------------------------------------------------------------------------------------------------------------
Total other income - miscellaneous                                        $1,376             $14,628              $3,402
---------------------------------------------------------------------------------------------------------------------------

12.  CAPITAL COMMITMENTS

     Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 1995, amounted to approximately $5.2 million.


13.  SHORT-TERM BORROWINGS AND CREDIT LINES

At September 30,                                                                        1995                       1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Thousands)
Bank Loans
Peoples Gas
   8.75% due November 6, 1995                                                          $    900                 $     --
   7.75% due December 22, 1994                                                               --                      900
---------------------------------------------------------------------------------------------------------------------------
Available lines of credit
   Unused bank lines                                                                   $130,150                 $140,150
---------------------------------------------------------------------------------------------------------------------------


     Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

     On December 16, 1994, a line of credit totaling $10 million, which had been obtained by the Company to cover its anticipated short-term credit requirements, was allowed to expire because it was no longer needed. At September 30, 1995 and 1994, the utility subsidiaries had combined lines of credit totaling $131.1 million. Of this amount, North Shore Gas can borrow up to $30 million. Agreements covering $93.7 million of the total will expire on June 26, 1996; the agreement covering the remaining $37.4 million will expire on January 31, 1997. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas adjustable-rate mortgage bonds. (See Note 14B.) Payment for the lines of credit is by fee.

14.  LONG-TERM DEBT

14A  Issuance of Bonds

     In March 1993, North Shore Gas filed a shelf registration with the SEC for the issuance of $40 million aggregate principal amount of first mortgage bonds. In May 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 per cent due May 1, 2003. Proceeds of the offering were used to refund approximately $11 million aggregate principal amount of North Shore Gas previously issued first mortgage bonds and for general corporate purposes. North Shore Gas may issue all or a portion of the remaining bonds early in fiscal 1997. Proceeds of any future offering will be used for general corporate purposes.

     On June 29, 1995, the City of Chicago issued $50 million aggregate principal amount of 6.10 per cent gas supply refunding revenue bonds, 1995 Series A, which were collateralized by an equal amount of Peoples Gas' 30-year first mortgage bonds. On August 1, 1995, the proceeds were used to redeem
$50 million aggregate principal amount of previously issued gas supply revenue bonds. Other funds provided by Peoples Gas were used for the payment of expenses of issuance, including the underwriters' fee.

14B  Interest-Rate Adjustments

     The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1995, have been remarketed. The interest rate on such bonds is 4 per cent for the period October 1, 1995, through September 30, 1996.

     The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. The interest rate on such bonds is 4.95 per cent for the period December 1, 1994, through November 30, 1995.

     Peoples Gas classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company. (See
Note 13.)

14C  Sinking Fund Requirements and Maturities of Subsidiaries

     At September 30, 1995, long-term debt sinking fund requirements and maturities for the next five years are:

                       Peoples              North
Fiscal Year              Gas              Shore Gas          Consolidated
--------------------------------------------------------------------------------
                                         (Thousands)
    1996               $  --               $ 4,000             $ 4,000
    1997                  --                 4,000               4,000
    1998                  --                 4,000               4,000
    1999                86,750                --                86,750
    2000                10,400                --                10,400


14D  Fair Value of Financial Instruments

     At September 30, 1995, the carrying amount of the Company's long-term debt of $621.9 million had an estimated fair value of $660.4 million. At September 30, 1994, the carrying amount of the Company's long-term debt of $626.1 million had an estimated fair value of $662.7 million. The estimated fair value of the Company's long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments would not be realized by the Company's shareholders. The carrying amount of all other financial instruments approximates fair value.


15.  PREFERRED STOCK

     The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 1995.


16.  COMMON STOCK



For fiscal years ended September 30,                           1995           1994           1993
-------------------------------------------------------------------------------------------------------
Shares outstanding - beginning of year                      34,868,069     34,822,842     34,773,944
Shares issued:
   Employee Stock Purchase Plan                                 32,221         35,570         28,848
   Long-Term Incentive Compensation Plan                        16,650         13,345         81,425
   Other Deferred Compensation Plans                             1,367          1,278          1,206
Shares reacquired                                               (4,881)        (4,966)       (62,581)
-------------------------------------------------------------------------------------------------------
Shares outstanding - end of year                            34,913,426     34,868,069     34,822,842
-------------------------------------------------------------------------------------------------------



Shares Reserved              At September 30,                  1995           1994           1993
-------------------------------------------------------------------------------------------------------
Dividend Reinvestment and Stock Purchase Plan                1,036,891      1,036,891      1,036,891
Employee Stock Purchase Plan                                 1,019,513      1,051,734      1,087,304
Long-Term Incentive Compensation Plan                          852,630        469,280        482,625
-------------------------------------------------------------------------------------------------------
Total shares reserved                                        2,909,034      2,557,905      2,606,820
-------------------------------------------------------------------------------------------------------


                                                                                              Stock
                                                                          Non-Qualified   Appreciation
Long-Term Incentive Compensation Plan                    Price Range      Stock Options   Rights (SARs)
-------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1992                         $23.69-25.69         77,300         77,300
-------------------------------------------------------------------------------------------------------
Granted                                                   $      30.38         56,300         56,300
Exercised                                                  23.69-25.69        (69,200)       (69,200)
-------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1993                         $25.69-30.38         64,400         64,400
-------------------------------------------------------------------------------------------------------
Granted                                                   $      30.88         52,700         52,700
Exercised                                                        30.38         (1,200)        (1,200)
-------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1994                         $25.69-30.88        115,900        115,900
-------------------------------------------------------------------------------------------------------
Granted                                                   $      25.69         71,500         71,500
Exercised                                                           --             --             --
-------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1995                         $25.69-30.88        187,400        187,400
-------------------------------------------------------------------------------------------------------


     Restricted stock awarded to officers of the Company during the last three fiscal years are as follows: 1995, 16,650 shares; 1994, 12,625 shares; and 1993, 12,225 shares. At September 30, 1995, there were 665,230 shares available for future grant under options or restricted stock awards. At September 30, 1995, there were 748,950 SARs available for future grant.


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. Results for the first quarter of fiscal 1994 include the recording of one-half of an IRS settlement, in income, increasing net income by $10.7 million or 31 cents per share. The fiscal 1995 portion of the settlement was amortized to operation expense over the entire year. (See Note 9D.)



                                                                                    Earnings
                      Operating            Operating                                Per
Fiscal Quarters       Revenues             Income             Net Income            Share
----------------------------------------------------------------------------------------------
                                   (Thousands, except per-share amounts)
 1995
   Fourth             $114,705             $(3,668)           $(13,355)             $(0.38)
   Third               187,187              14,937               4,563                0.13
   Second              424,386              57,265              45,819                1.31
   First               307,123              36,221              25,127                0.72

 1994
   Fourth             $118,822             $(6,776)           $(15,597)             $(0.45)
   Third               206,791              11,560               2,604                0.07
   Second              574,593              58,434              48,404                1.39
   First               379,282              38,598              38,988                1.12


     Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.


18.  EVENTS (UNAUDITED) SUBSEQUENT TO THE AUDITORS REPORT DATED NOVEMBER 1, 1995

RATES AND REGULATION

Utility Rate Proceedings

     PEOPLES GAS' RATE ORDER. On November 8, 1995, subsequent to the date of the auditors' report, the Commission issued an order approving changes in rates of Peoples Gas that are designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes. Peoples Gas was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflects an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. Various parties, including Peoples
Gas, filed petitions for rehearing of the Commission's order.  On December
20, 1995, the Commission denied those petitions. The parties may appeal the Commission's order to the Illinois Appellate Court. (See Note 2A.)

     NORTH SHORE GAS' RATE ORDER. On November 8, 1995, subsequent to the date of the auditors' report, the Commission issued an order approving changes in rates of North Shore Gas that are designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. North Shore Gas was allowed a rate of return on original-cost rate base of 9.75 per cent, which reflects an 11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. Various parties filed petitions for rehearing of the Commission's order. On December 20, 1995, the Commission denied those petitions. The parties may appeal the Commission's order to the Illinois Appellate Court. (See Note 2A.)

     ENVIRONMENTAL COST RECOVERY. On November 21, 1995, subsequent to the date of the auditors' report, the Commission entered its order on remand in its consolidated proceedings regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations. Consistent with the Illinois Supreme Court's April 20, 1995 decision, the Commission, in its order on remand, reversed its earlier order to allow utilities to recover carrying charges on such environmental costs incurred on and after April 20, 1995, the date of the Supreme Court's decision. (See Note 2A.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 28, 1995, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 23, 1996. Such information is incorporated herein by reference.

     Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy Statement, to be filed with the SEC on or about December 28, 1995, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 23, 1996. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December 28, 1995, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 23, 1996. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:                                       PAGE

          See Part II, Item 8.                                         21

     2.   Financial Statement Schedules:

          Schedule
           Number
          --------

            VIII       Valuation and Qualifying Accounts               49

     3.   Exhibits:

          See Exhibit Index on page 51.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1995:

          None.

                                                                   SCHEDULE VIII


               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                   (Thousands)



                   Column A                                   Column B            Column C          Column D             Column E
-------------------------------------------------            ----------           ---------    ---------------------     --------
                                                                                  Additions         Deductions
                                                                                  ---------    ---------------------
                                                                                   Charged       Charges for the
                                                               Balance             to costs    purpose for which the      Balance
                                                            at beginning             and        reserves or deferred     at end of
                 Description                                  of period            expenses     credits were created       period
-------------------------------------------------           ------------          ---------    ----------------------    ---------
                                                        FISCAL YEAR ENDED SEPTEMBER 30, 1995

RESERVES (deducted from assets in balance sheet):
   Uncollectible items                                         $24,289             $22,740             $28,016             $19,013


                                                        FISCAL YEAR ENDED SEPTEMBER 30, 1994

RESERVES (deducted from assets in balance sheet):
   Uncollectible items                                         $19,789             $32,016             $27,516             $24,289


                                                        FISCAL YEAR ENDED SEPTEMBER 30, 1993

RESERVES (deducted from assets in balance sheet):
   Uncollectible items                                         $16,755             $22,490             $19,456             $19,789


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLES ENERGY CORPORATION

Date:  December 21, 1995                By:  /s/    RICHARD E. TERRY
       -----------------                   ---------------------------------
                                                      Richard E. Terry
                                             Chairman of the Board and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1995.


 /s/  RICHARD E. TERRY             Chairman of the Board and Chief Executive
----------------------             Officer and Director
Richard E. Terry                   (Principal Executive Officer)

 /s/  KENNETH S. BALASKOVITS       Vice President and Controller
----------------------------       (Principal Financial and Accounting Officer)
Kenneth S. Balaskovits

 /s/  J. BRUCE HASCH               Director
--------------------
J. Bruce Hasch

 /s/  MICHAEL S. REEVES            Director
-----------------------
Michael S. Reeves

 /s/  PASTORA SAN JUAN CAFFERTY    Director
-------------------------------
Pastora San Juan Cafferty

 /s/  FREDERICK C. LANGENBERG      Director
-----------------------------
Frederick C. Langenberg

 /s/  H. J. LIVINGSTON, JR.        Director
---------------------------
H. J. Livingston, Jr.

 /s/  WILLIAM G. MITCHELL          Director
-------------------------
William G. Mitchell

 /s/  EARL L. NEAL                 Director
------------------
Earl L. Neal

 /s/  RICHARD P. TOFT              Director
---------------------
Richard P. Toft

 /s/  ARTHUR R. VELASQUEZ          Director
-------------------------
Arthur R. Velasquez

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX


(a)  The exhibits listed below are filed herewith and made a part hereof:

     Exhibit
     Number                   Description of Document
     -------        ------------------------------------------------------------

     3(a)           Amendment to the Articles of Incorporation of the
                         Registrant, dated March 3, 1995.

     3(b)           Articles of Incorporation of the Registrant, as last
                         amended, dated March 3, 1995.

     10(a)          Trust Under Executive Deferred Compensation Plan and
                         Supplemental Retirement Benefit Plan, Part A and Part B, of the Registrant, effective September 25, 1995.

     10(b)          ETS Service Agreement between Peoples Gas and ANR Pipeline
                         Company, dated September 21, 1994.

     10(c)          FSS Service Agreement between Peoples Gas and ANR Pipeline
                         Company, dated September 21, 1994.

     10(d)          Storage Rate Schedule NSS Agreement between Peoples Gas and
                         Natural Gas Pipeline Company of America, dated
                         October 19, 1995.

     10(e)          Transportation Rate Schedule FTS Agreement between Peoples
                         Gas and Natural Gas Pipeline Company of America, dated October 19, 1995.

     10(f)          Storage Rate Schedule DSS Agreement between Peoples Gas and
                         Natural Gas Pipeline Company of America, dated December 1, 1995.

     10(g)          Transportation Rate Schedule FTS Agreement between Peoples
                         Gas and Natural Gas Pipeline Company of America, dated December 1, 1995.

     10(h)          Firm Transportation Service Agreement Under Rate Schedule FT
                         between Peoples Gas and Trunkline Gas Company, dated as of April 1, 1995.

     10(i)          Quick Notice Transportation Service Agreement Under Rate
                         Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995.

     10(j)          Quick Notice Transportation Service Agreement Under Rate
                         Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995.

     10(k)          ETS Service Agreement between North Shore Gas and ANR
                         Pipeline Company, dated September 21, 1994.

     10(l)          FSS Service Agreement between North Shore Gas and ANR
                         Pipeline Company, dated September 21, 1994.

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     Exhibit
     Number                        Description of Document
     -------        ------------------------------------------------------------


     10(m)          Transportation Rate Schedule FTS Agreement between North
                         Shore Gas and Natural Gas Pipeline Company of America, dated September 22, 1995.

     10(n)          Storage Rate Schedule NSS Agreement between North Shore
                         Gas and Natural Gas Pipeline Company of America, dated October 19, 1995.

     10(o)          Transportation Rate Schedule FTS Agreement between North
                         Shore Gas and Natural Gas Pipeline Company of America, dated October 19, 1995.

     10(p)          Storage Rate Schedule DSS Agreement between North Shore
                         Gas and Natural Gas Pipeline Company of America, dated December 1, 1995.


     23             Arthur Andersen LLP consent to incorporation by reference in
                         Registration Statement Nos. 2-82760, 2-88307, 33-6369,
                         and 33-63193.

     27             Financial Data Schedule

     99             Form 11-K for the Employee Stock Purchase Plan of the
                         Registrant for the fiscal year ended September 30, 1995.

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

     3(c) By-Laws of the Registrant, as amended on December 7, 1994 (Registrant Form 10-K for fiscal year ended September 30, 1994, Exhibit 3(d)).

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

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     Exhibit
     Number                        Description of Document
     -------        ------------------------------------------------------------

     4(a) July 15, 1966 (Peoples - Form 8-K for the month of July 1966, Exhibit 2);
     cont.          Supplemental Indenture dated as of August 15, 1967 (Peoples
                    - File No. 2-26983, Post-Effective, Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of April 1, 1972 (Peoples - File No. 2-43367, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of July 15, 1973 (Peoples - File No. 2-48430, Exhibit 4-2); Supplemental Indenture dated as of
                    June 1, 1984, and Supplemental Indenture dated as of October 1, 1984 (Peoples - Form 10-K for fiscal year ended September 30, 1984, Exhibits 4-1, 4-2 and 4-3, respectively); Supplemental Indentures dated March 1, 1985, (Peoples - Form 10-K for fiscal year ended September 30, 1985, Exhibits 4-1, 4-2, 4-3, 4-4, respectively); Supplemental Indenture dated May 1, 1990 (Peoples - Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of April 1, 1993 (Peoples - Form 8 dated as of May 5, 1993, Exhibit 1); Supplemental Indenture dated as of December 1, 1993 (Peoples - Form 10-Q for the quarterly period ended December 31, 1993, Exhibits 4(a) and 4(b)).

     4(b) North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Sixth Supplemental Indenture dated as of October 1, 1973 (North Shore) - Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-3); Seventh Supplemental Indenture dated as of February 15, 1977 (North Shore - Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-4; Eighth Supplemental Indenture dated as of September 15, 1980 (North Shore - Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-5); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of November 1, 1990 (North Shore - Form S-3 Registration Statement No. 33-37332, Exhibit 4b); and Eleventh Supplemental Indenture dated as of October 1, 1992 (North Shore - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4): Twelfth Supplemental Indenture dated as of April 1, 1993 (North Shore - Form 8-K dated April 23, 1993,
                    Exhibit 4).

     10(q) Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of August 13, 1990 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(b)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of October 8, 1990 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(c)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of January 1, 1992

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     Exhibit
     Number                        Description of Document
     -------        ------------------------------------------------------------

     10(q) (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(e));
     cont. Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(f)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of January 1, 1992 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(g)); Firm Transportation Service Agreement Under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of February 1, 1992 (Registrant Form 10-K for fiscal year ended September 30, 1993, Exhibit 10(h)). Firm Transportation Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1993 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(d)).

     10(r) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(a)).

     10(s) Construction Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-Q for the quarterly period ended December 31, 1993,
                    Exhibit 10(f)); Service Guaranty Agreement dated
                    December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(g)).

     10(t) Short-Term Incentive Compensation Plan of the Registrant, as amended on December 7, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(a)); Executive Deferred Compensation Plan of the Registrant, effective October 1, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(b)); Supplemental Retirement Benefit Plan, Part A, Part B and Part C, of the Registrant, effective December 7, 1994 (Registrant Form 10-K for the fiscal year ended
                    September 30, 1994, Exhibit 10(c)); Long-Term Incentive Compensation Plan (File No. 33-63193, Form S-8 filed on October 4, 1995).

     21 Subsidiaries of the Registrant (Registrant Form 10-K for the fiscal year ended September 30, 1982, Exhibit 22).