Form 10-Q
period 1995-12-31
PEOPLES ENERGY CORP
filed 1996-02-13
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,938,792 shares of Common Stock, without par value, outstanding at January 31, 1996.


                         PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Peoples Energy Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                    Three Months Ended      Twelve Months Ended
                                        December 31,            December 31,
                                     -------------------  ------------------------
                                       1995       1994         1995        1994
                                     --------   --------   ----------   ----------
                                         (Thousands, except per-share amounts)

OPERATING REVENUES:
  Gas sales                          $275,173   $266,552   $  901,659   $1,078,200
  Transportation of customer-
   owned gas                           39,270     32,752      129,332      109,481
  Other                                 3,162      7,819       12,892       19,648
                                     --------   --------   ----------   ----------
   Total Operating Revenues           317,605    307,123    1,043,883    1,207,329
                                     --------   --------   ----------   ----------
OPERATING EXPENSES:
  Gas costs                           129,871    146,087      441,220      613,424
  Operation                            54,129     48,724      204,501      215,264
  Maintenance                          10,055      9,422       42,363       38,967
  Depreciation and amortization        16,655     16,518       66,545       65,978
  Taxes - Income                       22,903     13,890       41,569       28,790
        - State & local revenue        33,765     31,246      112,239      124,786
        - Other                         5,073      5,015       21,759       20,681
                                     --------   --------   ----------   ----------
   Total Operating Expenses           272,451    270,902      930,196    1,107,890
                                     --------   --------   ----------   ----------
OPERATING INCOME                       45,154     36,221      113,687       99,439
                                     --------   --------   ----------   ----------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                       2,654      1,359       11,361        7,069
  Interest on long-term debt
   of subsidiaries                    (10,951)   (11,551)     (45,812)     (46,176)
  Other interest expense               (1,998)    (1,375)      (8,081)      (2,942)
  Miscellaneous - net                   1,257        473        1,988        3,148
                                     --------   --------   ----------   ----------
   Total Other Income
     and Deductions                    (9,038)   (11,094)     (40,544)     (38,901)
                                     --------   --------   ----------   ----------
NET INCOME                           $ 36,116   $ 25,127   $   73,143   $   60,538
                                     ========   ========   ==========   ==========
Average Shares of Common Stock
  Outstanding                          34,928     34,886       34,913       34,867

Earnings Per Share of Common Stock   $   1.03   $   0.72   $     2.10   $     1.74
                                     ========   ========   ==========   ==========

Dividends Declared Per Share         $   0.45   $   0.45   $     1.80   $     1.80
                                     ========   ========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                             Peoples Energy Corporation
                             CONSOLIDATED BALANCE SHEETS

                                               December 31,                   December 31,
                                                   1995       September 30,      1994
                                               (Unaudited)         1995       (Unaudited)
                                               ------------   -------------   ------------
                                                               (Thousands)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:

Property, plant and equipment,
   at original cost                              $1,999,439      $2,088,277     $2,035,774
     Less - Accumulated depreciation                635,123         715,208        690,291
       Net property, plant and equipment          1,364,316       1,373,069      1,345,483
Other investments                                    10,391          10,367         15,115
                                                 ----------      ----------     ----------
     TOTAL CAPITAL INVESTMENTS - NET              1,374,707       1,383,436      1,360,598
                                                 ----------      ----------     ----------
CURRENT ASSETS:

Cash                                                  5,938           3,328          4,788
Cash equivalents                                     27,399         172,911         56,898
Other temporary cash investments,
   at cost that approximates market value             1,100           1,100          1,000
Trust fund - utility construction                        --              --         16,440
           - bond redemption                             --             237            --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $18,447,
       $19,013, and $20,862, respectively           130,437          56,715        120,591
   Other                                              7,905           1,897          5,959
Accrued unbilled revenues                            68,731          21,167         72,280
Materials and supplies, at average cost              16,242          16,466         25,152
Gas in storage, at last-in, first-out cost          105,367         100,547        124,898
Gas costs recoverable through rate adjustments        4,988           6,205         19,203
Prepayments                                           1,727           2,302          1,646
                                                 ----------      ----------     ----------
     TOTAL CURRENT ASSETS                           369,834         382,875        448,855
                                                 ----------      ----------     ----------
OTHER ASSETS:

Regulatory assets of subsidiaries                    71,449          39,706         36,250
Deferred charges                                     15,048          16,475         17,569
                                                 ----------      ----------     ----------
     TOTAL OTHER ASSETS                              86,497          56,181         53,819
                                                 ----------      ----------     ----------
       TOTAL PROPERTIES AND OTHER ASSETS         $1,831,038      $1,822,492     $1,863,272
                                                 ==========      ==========     ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           Peoples Energy Corporation
                           CONSOLIDATED BALANCE SHEETS

                                               December 31,                   December 31,
                                                  1995        September 30,      1994
                                               (Unaudited)        1995        (Unaudited)
                                               ------------   -------------   ------------
                                                         (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,937,321, 34,913,426,
         and 34,898,353 shares, respectively     $  277,629      $  277,113     $  276,702
   Retained earnings                                384,976         364,581        374,681
                                                 ----------      ----------     ----------
       Total Common Stockholders' Equity            662,605         641,694        651,383
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year               527,104         621,874        622,013
                                                 ----------      ----------     ----------
       TOTAL CAPITALIZATION                       1,189,709       1,263,568      1,273,396
                                                 ----------      ----------     ----------
CURRENT LIABILITIES:

Interim loans of subsidiaries                        12,025             900         10,135
Accounts payable                                    161,827         102,377        114,630
Dividends payable on common stock                    15,722          15,711         15,704
Customer gas service and credit deposits             43,897          40,577         57,790
Sinking fund payments and maturities,
   due within one year -
     Long-term debt of subsidiaries                   8,000           4,000          4,000
Accrued taxes                                        63,291          28,160         49,672
Gas sales revenue refundable through
   rate adjustments                                  52,032          79,502         49,811
Accrued interest                                      7,303          12,796          9,428
Temporary LIFO liquidation credit                     1,389              --          4,298
                                                 ----------      ----------     ----------
       TOTAL CURRENT LIABILITIES                    365,486         284,023        315,468
                                                 ----------      ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                         211,899         208,424        195,535
Investment tax credits being amortized
   over the average lives of related property        36,638          38,132         39,444
Other                                                27,306          28,345         39,429
                                                 ----------      ----------     ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                         275,843         274,901        274,408
                                                 ----------      ----------     ----------
       TOTAL CAPITALIZATION AND LIABILITIES      $1,831,038      $1,822,492     $1,863,272
                                                 ==========      ==========     ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                            Three Months Ended
                                                               December 31,
                                                          ---------------------
                                                            1995         1994
                                                          ---------   ---------
                                                                (Thousands)
OPERATING ACTIVITIES:
  Net Income                                               $ 36,116    $ 25,127
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                            16,655      16,518
    Deferred income taxes and investment tax credits - net      280       4,524
    Change in deferred credits and other liabilities            662      (3,983)
    Change in other assets                                  (30,316)         61
    Other                                                        19          28
    Change in current assets and liabilities:
     Receivables - net                                      (79,730)    (50,367)
     Accrued unbilled revenues                              (47,564)    (52,358)
     Materials and supplies                                     224      (1,297)
     Gas in storage                                          (4,820)     26,107
     Gas costs recoverable                                    1,217      (4,777)
     Accounts payable                                        59,450       5,495
     Customer gas service and credit deposits                 3,320      12,370
     Accrued taxes                                           35,132      20,736
     Gas sales revenue refundable                           (27,470)     (1,131)
     Accrued interest                                        (5,493)     (3,514)
     Temporary LIFO liquidation credit                        1,389       4,298
     Other                                                      575         404
                                                           ---------   ---------
  NET CASH USED IN OPERATING ACTIVITIES                     (40,354)     (1,759)
                                                           ---------   ---------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction       (19,783)    (19,721)
  Other assets                                               11,881        (349)
  Other long-term cash investments                               --       1,424
  Other capital investments                                     (43)       (278)
                                                           ---------   ---------
  NET CASH USED IN INVESTING ACTIVITIES                      (7,945)    (18,924)
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                        11,125       9,235
  Trust fund - utility construction                              --      15,053
            - bond redemption                                   237          --
  Retirement of long-term debt of subsidiaries              (90,770)     (4,062)
  Dividends paid on common stock                            (15,711)    (15,691)
  Proceeds from issuance of common stock                        516         583
                                                           ---------   ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (94,603)      5,118
                                                           ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (142,902)    (15,565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            176,239      77,251
                                                           ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 33,337    $ 61,686
                                                           =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                    Peoples Energy Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

2B  Regulated Operations

      Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standards
   (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

2C Statement of Cash Flows

      For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized
   interest) were as follows:
         For the three months
         ended December 31,          1995           1994
         -----------------------------------------------
                                         (Thousands)

         Income taxes paid        $  1,451     $     722
         Interest paid              16,946        14,532

2D Income Taxes

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

2E Recovery of Gas Costs, Including Charges for Transition Costs

      Pursuant to Federal Energy Regulatory Commission (FERC) Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 4A and 4B.)

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

3.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $64.6 million.

4.  RATES AND REGULATION

4A Utility Rate Proceedings

Peoples Gas' Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of Peoples Gas that are designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes.
Peoples Gas was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflects an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. Peoples Gas and a group of industrial transportation customers have appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

North Shore Gas' Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of North Shore Gas that are designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. North Shore Gas was allowed a rate of return on original-cost rate base of 9.75 per cent, which reflects an 11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers has appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

Environmental Cost Recovery. In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs incurred by Illinois utilities, including Peoples Gas and North Shore Gas, in connection with the investigation and treatment of residues associated with past manufactured gas operations ("environmental costs"). In its order, the Commission approved rate recovery of environmental costs over a five-year period, but required the utilities to "share" the environmental costs by disallowing rate recovery of carrying charges on unrecovered balances. Reimbursements of environmental costs from insurance carriers or other entities are to be netted against costs and reflected in rates over a five-year period. In April 1995, the Illinois Supreme Court upheld in part and reversed in part the Commission's order. The Supreme Court upheld the Commission in ruling that environmental costs are recoverable through rates. The Supreme Court also ruled that the Commission's approval of a rate recovery method called a "rider" (the method utilized by Peoples Gas and North Shore Gas) as the preferred mechanism for recovery of environmental costs is within the Commission's authority. The Supreme Court reversed the part of the Commission's order that required the utilities to share environmental costs by disallowing recovery of carrying charges on unrecovered balances. The order was remanded to the Commission for further proceedings consistent with the Supreme Court's opinion. On November 21, 1995, the Commission entered its order on remand. Consistent with the Illinois Supreme Court's April 20, 1995 decision, the Commission, in its order on remand, reversed its earlier order to allow utilities to recover carrying charges on such environmental costs incurred on and after April 20, 1995, the date of the Supreme Court's decision. (See Note 5A.)

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

4B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. However, subject to these caps, the level of costs that Peoples Gas and North Shore Gas will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At December 31, 1995, Peoples Gas and North Shore Gas have made payments of $51 million and $12.5 million, and have accrued an additional $5.2 million and $1.3 million, respectively, toward the caps.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1995, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $18.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan I Site and the Waukegan II Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan I Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five former manufactured gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at December 31, 1995 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with the sites will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations under rate mechanisms approved by the Commission. At December 31, 1995, the subsidiaries had recovered $4.5 million of such costs through rates. (See Note 4A for a discussion of proceedings regarding the recovery of such costs through utility rates.)

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

5C Gasoline Release in Wheeling, Illinois

   In June 1995, North Shore Gas received a letter from the IEPA informing North Shore Gas that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company.

   North Shore Gas is currently evaluating this matter.

6.  GAS OVER-PRESSURE CONDITION

   On January 17, 1992, an over-pressure condition occurred in the gas mains of Peoples Gas serving an approximately one-square-mile area of the Near Northwest Side of the City of Chicago. The over-pressure condition caused a major explosion and numerous fires.

   A number of lawsuits, some of which included wrongful-death claims, were filed against the Company and Peoples Gas as a result of the over-pressure condition. All of the lawsuits alleging wrongful-death claims have been settled. While property damage cases are still pending, management believes that any liability that may arise from such cases will not have a material adverse effect on financial position or results of operation of the Company or Peoples Gas.

7.  DISTRICT ENERGY

   Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides heating and cooling services to the McCormick Place exposition and convention center in Chicago, Illinois. The partnership also intends to offer district energy services to other large buildings in Chicago. The services will ultimately be supplied from one or more central plants, a concept known as district energy. The other partner, Trigen-Chicago Energy Corporation (Trigen-Chicago), is a subsidiary of Trigen Energy Corporation (Trigen). Neither the partnership nor its partners are regulated as a public utility.

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

9.  LONG-TERM DEBT

9A Issuance of Bonds

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

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1995, have been remarketed. The interest rate on such bonds is 3.85 per cent for the period December 1, 1995, through November 30, 1996.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company. The term of this facility has been extended to January 31, 1998. (See Liquidity and Capital Resources - Credit Lines.)

9C Bonds Redeemed

   On November 14, 1995, Peoples Gas notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995.

   On December 18, 1995, North Shore Gas notified the trustee of its intention to redeem $8 million aggregate principal amount of Series I First Mortgage Bonds. The redemption, using the proceeds of an interim short-term bank loan as well as other monies of North Shore Gas, was completed on February 1, 1996.

10.  SNG PLANT CLOSING

   Peoples Gas has closed its synthetic gas-making plant located near Joliet, Illinois. The decision was effected after a cost-benefit analysis was performed, which showed that, as of December 1, 1995, it would not be cost-effective to use the plant as a source of gas, given new, more economical supply arrangements to become effective on that date. Those supply arrangements were the result of initiatives undertaken by the utilities to restructure their gas supply portfolios in response to FERC Order
636. The rates approved by the Commission in Peoples Gas' most recent rate case reflect the annual effect of a five-year amortization of the undepreciated investment in the plant and decommissioning expenses. The plant closing did not have a material effect on financial position or results of operations of the Company or Peoples Gas.

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income increased $11.0 million, to $36.1 million, for the three months ended December 31, 1995, from the results of last year's like quarter, due mainly to increased gas deliveries largely resulting from weather that was 34 per cent colder than last year's period, which was abnormally warm. In addition, net income benefited from rate increases that went into effect for Peoples Gas and North Shore Gas on November 14, 1995. (See Note 4A of the Notes to Consolidated Financial Statements.) Last year's first quarter was helped by a federal income tax settlement (see Note 8 of the Notes to Consolidated Financial Statements) and by the sale of interests in certain oil and gas rights.

   Net income increased $12.6 million, to $73.1 million, for the current 12-month period, from the results of the similar prior period, due principally to weather that was 5 per cent colder than the previous 12 months. The current 12-month period also benefited from the aforementioned rate increases and increased gas deliveries to large volume customers. In addition, positive impacts on net income resulted from a decrease in the provision for uncollectible accounts, and the timing difference in recognizing a federal income tax settlement. The prior period also benefited from the sale of interest in certain oil and gas rights.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                                 Three Months Ended    12 Months Ended
                                  December 31, 1995    December 31, 1995
                                  Increase/(Decrease)  Increase/(Decrease)
                                   from Prior Period    from Prior Period
                                  -------------------  -------------------
(Thousands of dollars)                 Amount    %        Amount     %
--------------------------------------------------------------------------

Net operating revenues (a)             $24,179    18.6    $21,305    4.5
Operation and maintenance expenses       6,038    10.4     (7,367)  (2.9)
Depreciation and amortization expense      137     0.8        567    0.9
Income taxes                             9,013    64.9     12,779   44.4
Other income and deductions             (2,056)  (18.5)     1,643    4.2
Net Income                              10,989    43.7     12,605   20.8
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

   Net operating revenues increased $24.2 million, to $154 million, and $21.3 million, to $490.4 million, for the current three- and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increases for the Company's utility subsidiaries improved net operating revenues in both periods by about $5.8 million, and net income by $3.5 million. In addition, the 12-month period was impacted by increased deliveries to large volume customers.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $6.0 million, to $64.2 million, for the current three-month period, due mainly to the recognition in the prior year's first quarter of $3.7 million from the sale of interests in certain oil and gas rights and $4.3 million for an IRS settlement. (See Note 8 of the Notes to Consolidated Financial Statements.) The effect of these increases was partially offset by reduced pension expenses of $1.8 million, primarily resulting from a change in assumptions.

   Operation and maintenance expenses decreased $7.4 million, to $246.9 million for the current 12-month period, due principally to a decrease of $8.8 million for the provision for uncollectible accounts, and an increased credit of $5.5 million between periods for the timing difference in recognizing an IRS settlement. In addition, pension and group insurance expenses decreased $2.1 million and $1.8 million, respectively. These decreases were partially offset by increased costs of $3.4 million related to the reengineering program, higher maintenance costs of $3.4 million, and the prior year's benefit of $3.7 million from the sale of interests in certain oil and gas rights.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $567,000, to $66.5 million, for the current 12-month period, due primarily to depreciable property additions and the amortization of costs associated with the closing of Peoples Gas' SNG Plant (see Note 10 of the Notes to Consolidated Financial Statements). These increases were largely offset by lower net dismantling costs in the current period.

Income Taxes

   Income taxes, exclusive of taxes related to the closing of the SNG Plant included in other income and deductions, increased $9.0 million, to $22.9 million, in the current three-month period, due principally to higher pre-tax income.

   Income taxes, exclusive of taxes related to the closing of the SNG Plant included in other income and deductions, increased $12.8 million, to $41.6 million, in the current 12-month period, due mainly to higher pre-tax income together with an adjustment made in 1994 to reduce taxes accrued.

Other Income and Deductions

   Other income and deductions decreased $2.1 million, for the current three-month period, due primarily to increased interest income, reduced interest expense on long-term debt, and the accelerated recognition of investment tax credits for Peoples Gas' SNG Plant closing. These amounts were partially offset by increased interest expense on amounts refundable to customers and on budget accounts, and by a charge, after income taxes, reflecting the disallowance of carrying charges associated with the closing of the SNG Plant. (See Note 10 of the Notes to Consolidated Financial Statements.)

   Other income and deductions increased $1.6 million, for the current 12-month period, due primarily to increased interest expense on amounts refundable to customers and on budget accounts, and the aforementioned charge for the SNG Plant closing. Also, the amortization of the net gain on the sale of the Peoples Gas
Building was completed in March 1995 with the expiration of Peoples Gas' lease at its former headquarters. These increases were partially offset by increased interest income and the accelerated recognition of investment tax credits for the SNG
Plant closing.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

FERC Order 636 Costs. In 1992, the FERC issued Order 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2E, 4A, and 4B of the Notes to Consolidated Financial Statements.)

   On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Illinois Appellate Court affirmed the Commission's order on rehearing on September 21, 1995. (See Notes 2E, 4A, and 4B of the Notes to Consolidated Financial Statements.)

Reengineering Study. Peoples Gas and North Shore Gas have undertaken a major project to reengineer their business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness.

Operating Statistics.  The following table represents gas
distribution margin components:
                           Three Months Ended      Twelve Months Ended
                               December 31,            December 31,
                           ------------------    ----------------------
                             1995      1994         1995         1994
                           --------  --------    ----------  ----------

Operating Revenues (thousands):
  Gas sales
    Residential            $233,776  $226,508    $  760,065  $  891,392
    Commercial               33,982    33,468       116,627     149,311
    Industrial                7,415     6,576        24,967      37,497
                           --------  --------    ----------  ----------
                            275,173   266,552       901,659   1,078,200
                           --------  --------    ----------  ----------
  Transportation
    Residential              12,344    10,435        39,758      34,781
    Commercial               16,677    13,634        53,362      45,445
    Industrial               10,249     8,683        36,212      29,255
                           --------  --------    ----------  ----------
                             39,270    32,752       129,332     109,481
                           --------  --------    ----------  ----------
  Other                       3,162     7,819        12,892      19,648
                           --------  --------    ----------  ----------

Total Operating Revenues    317,605   307,123     1,043,883   1,207,329
Less  - Gas Costs           129,871   146,087       441,220     613,424
      - Revenues Taxes       33,765    31,246       112,239     124,786
                           --------  --------    ----------  ----------
Net Operating Revenues     $153,969  $129,790    $  490,424  $  469,119
                           ========  ========    ==========  ==========

Deliveries (MDth):
  Gas Sales
    Residential              47,793    36,818       141,546     135,229
    Commercial                7,417     5,788        23,708      24,624
    Industrial                1,825     1,206         5,678       6,636
                           --------  --------    ----------  ----------
                             57,035    43,812       170,932     166,489
                           --------  --------    ----------  ----------
  Transportation
    Residential               8,862     7,095        26,578      24,090
    Commercial               13,772    11,210        44,210      40,383
    Industrial               12,144    10,018        42,019      35,558
                           --------  --------    ----------  ----------
                             34,778    28,323       112,807     100,031
                           --------  --------    ----------  ----------
Total Gas Sales
  and Transportation         91,813    72,135       283,739     266,520
                           ========  ========    ==========  ==========

Margin per Dth delivered   $   1.68  $   1.80    $     1.73  $     1.76


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1995, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $64.6 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of Peoples Gas and North Shore
Gas.  (See Note 4A of the Notes to Consolidated Financial
Statements.)

   In 1992, the Commission issued an order in its consolidated proceedings, initiated in 1991, regarding the appropriate ratemaking treatment of environmental costs relating to past manufactured gas operations incurred by Illinois utilities, including Peoples Gas and North Shore Gas. In its order, the Commission approved rate recovery of such environmental costs but required that the recovery occur over a five-year period without recovery of carrying charges on unrecovered balances. The part of the Commission's order that disallowed recovery of carrying charges on unrecovered balances has been reversed on appeal by the Illinois Supreme Court, which has remanded the case to the Commission. On November 21, 1995, the Commission entered its order on remand.
(See Note 4A of the Notes to Consolidated Financial Statements.)

   On September 29, 1995, Peoples Gas and North Shore Gas filed petitions with the Commission for approval of performance-based rate programs (PBR Programs) for gas costs. The objectives of the PBR Programs are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, Peoples Gas and North Shore Gas would share equally with gas sales customers the savings or costs from these programs. The PBR Programs would be for a pilot period covering fiscal years 1996 through 1998 and were filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals, and orders are expected during the third quarter of fiscal 1996.

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

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore
Gas and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is currently evaluating this matter. (See Note 5C of the Notes to Consolidated Financial Statements.)

District Energy. Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides district energy services to the McCormick Place exposition and convention center in Chicago, Illinois. The partnership also intends to offer district energy services to other large buildings in Chicago. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. The Company and Trigen have each provided two joint and several limited guarantees to the owner and operator of McCormick Place and also have certain limited obligations to the partnership's lender under a Sponsors Support and Equity Contribution Agreement. (See Note 7 of the Notes to Consolidated Financial Statements.)

Bonds Issued. In March 1993, North Shore Gas filed a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of $40 million aggregate principal amount of first mortgage bonds. In May 1993, North Shore Gas issued a portion of those first mortgage bonds in an aggregate principal amount of $15 million at 6.37 per cent, due May 1, 2003. (See Note 9A of the Notes to Consolidated Financial Statements.)

   Additional bonds are issuable by the utility subsidiaries, upon approval by the Commission, subject to limitations imposed by certain restrictive provisions of the subsidiaries' open-end mortgages and supplements thereto. These restrictions are not expected to have an impact on the subsidiaries' ability to issue additional debt, as needed.

Bonds Redeemed. On November 14, 1995, Peoples Gas notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995. (See Note 9C of the Notes to Consolidated Financial Statements.)

   On December 18, 1995, North Shore Gas notified the trustee of its intention to redeem $8 million aggregate principal amount of Series I First Mortgage Bonds. The redemption, using the proceeds of an interim short-term bank loan as well as other monies of North Shore Gas, was completed on February 1, 1996. (See Note 9C of the Notes to Consolidated Financial Statements.)

Credit Lines. The utility subsidiaries have lines of credit of $131.1 million. Agreements covering $93.7 million of the total will expire on June 26, 1996. The agreement covering the remaining $37.4 million will expire on January 31, 1998. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 9B of the Notes to Consolidated Financial Statements.)

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12-months ended December 31, 1995, and fiscal 1995 and 1994 were 3.09, 2.76, and 3.28, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 3.36, 2.93, and 3.33, respectively.

Dividends. On February 7, 1996, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 46 cents per share from 45 cents per share previously in effect. The annualized dividend rate is now equal to $1.84 per share.



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


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number            Description of Document
              ----------       ----------------------------

                 27            Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
            December 31, 1995

               Date of Report - November 15, 1995

               Item 5.  Other Events

               Rates and Regulation





                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Peoples Energy Corporation
                                 ---------------------------
                                      (Registrant)




February 13, 1996                By: /s/ K. S. BALASKOVITS
-----------------                    ----------------------------
    (Date)                               K. S. Balaskovits
                                     Vice President and Controller




                                        (Same as above)
                                     -----------------------------
                                     Principal Accounting Officer