Form 10-Q
period 1996-03-31
PEOPLES ENERGY CORP
filed 1996-05-13
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1996

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,940,997 shares of Common Stock, without par value, outstanding at April 30, 1996.

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                          Peoples Energy Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                      Three               Six                   Twelve
                                   Months Ended       Months Ended            Months Ended
                                     March 31,          March 31,              March 31,
                               -------------------  ------------------  ----------------------
                                  1996       1995     1996      1995       1996       1995
                               --------- ---------  --------  --------  ----------  ----------
                                         (Thousands, except per-share amounts)

OPERATING REVENUES:
  Gas sales                     $452,290  $375,642  $727,463  $642,193  $  978,307  $  920,432
  Transportation of customer-
    owned gas                     43,135    45,313    82,406    78,065     127,155     117,203
  Other                            3,131     3,431     6,293    11,250      12,592      19,487
                                --------  --------  --------  --------  ----------  ----------
    Total Operating Revenues     498,556   424,386   816,162   731,508   1,118,054   1,057,122
                                --------  --------  --------  --------  ----------  ----------

OPERATING EXPENSES:
  Gas costs                      244,033   211,034   373,904   357,121     474,219     490,000
  Operation                       62,462    49,676   116,592    98,400     217,287     205,207
  Maintenance                     11,108    10,441    21,162    19,863      43,030      39,687
  Depreciation and amortization   17,876    16,836    34,532    33,355      67,585      66,596
  Taxes - Income                  35,728    26,669    58,632    40,015      47,340      22,626
        - State & local revenue   51,880    46,045    85,644    77,291     118,074     110,903
        - Other                    5,806     5,732    10,879    10,746      21,833      20,632
                                --------  --------  --------  --------  ----------  ----------
    Total Operating Expenses     428,893   366,433   701,345   636,791     989,368     955,651
                                --------  --------  --------  --------  ----------  ----------

OPERATING INCOME                  69,663    57,953   114,817    94,717     128,686     101,471
                                --------  --------  --------  --------  ----------  ----------
OTHER INCOME
  AND (DEDUCTIONS):
  Interest income                    508     1,792     3,162     3,151      10,078       7,776
  Interest on long-term debt
      of subsidiaries             (9,004)  (11,653)  (19,955)  (23,204)    (43,164)    (46,288)
  Other interest expense          (1,663)   (1,996)   (3,662)   (3,371)     (7,748)     (4,083)
  Income taxes                    (4,052)     (688)   (1,735)   (1,231)     (4,336)     (3,270)
  Miscellaneous - net              6,563       411     5,504       884       5,823       2,347
                                --------  --------  --------  --------  ----------  ----------
      Total Other Income
          and Deductions          (7,648)  (12,134)  (16,686)  (23,771)    (39,347)    (43,518)
                                --------  --------  --------  --------  ----------  ----------
NET INCOME                      $ 62,015  $ 45,819  $ 98,131  $ 70,946  $   89,339  $   57,953
                                ========  ========  ========  ========  ==========  ==========
Average Shares of Common
  Stock Outstanding               34,939    34,899    34,933    34,892      34,922      34,878

Earnings Per Share of
   Common Stock                 $   1.77  $   1.31  $   2.81  $   2.03  $     2.56  $     1.66
                                ========  ========  ========  ========  ==========  ==========

Dividends Declared Per Share    $    .46  $    .45  $    .91  $    .90  $     1.81  $     1.80
                                ========  ========  ========  ========  ==========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS



                                              March 31,                 March 31,
                                                1996      September 30,   1995
                                              (Unaudited)     1995      (Unaudited)
                                               ----------  ----------  ----------
                                                          (Thousands)

PROPERTIES AND OTHER ASSETS
- ---------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                             $2,011,391  $2,088,277  $2,050,231
     Less - Accumulated depreciation               644,919     715,208     699,191
                                                ----------  ----------  ----------
       Net property, plant and equipment         1,366,472   1,373,069   1,351,040
Other investments                                   10,230      10,367      15,145
                                                ----------  ----------  ----------
     TOTAL CAPITAL INVESTMENTS - NET             1,376,702   1,383,436   1,366,185
                                                ----------  ----------  ----------
CURRENT ASSETS:
Cash                                                 6,871       3,328      42,272
Cash equivalents                                    73,752     172,911     174,130
Other temporary cash investments,
   at cost that approximates market value              900       1,100       1,000
Trust fund - bond redemption                            --         237          --
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $23,390,
       $19,013, and $20,974, respectively          190,264      56,715     144,950
   Other                                            54,631       1,897       3,515
Accrued unbilled revenues                           67,236      21,167      44,345
Materials and supplies, at average cost             16,800      16,466      26,170
Gas in storage, at last-in, first-out cost          40,064     100,547      72,540
Gas costs recoverable through rate adjustments      51,078       6,205       8,394
Prepayments                                          3,457       2,302       3,589
                                                ----------  ----------  ----------
     TOTAL CURRENT ASSETS                          505,053     382,875     520,905
                                                ----------  ----------  ----------
OTHER ASSETS:
Regulatory assets of subsidiaries                   60,993      39,706      40,022
Deferred charges                                    14,807      16,475      17,845
                                                ----------  ----------  ----------
     TOTAL OTHER ASSETS                             75,800      56,181      57,867
                                                ----------  ----------  ----------
       TOTAL PROPERTIES AND OTHER ASSETS        $1,957,555  $1,822,492  $1,944,957
                                                ==========  ==========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS

                                             March 31,                March 31,
                                               1996     September 30,    1995
                                            (Unaudited)      1995     (Unaudited)
                                             -----------  ----------   -----------
                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:

Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,940,815, 34,913,426,
         and 34,898,909 shares, respectively   $  277,648  $  277,113   $  276,771
   Retained earnings                              430,918     364,581      404,795
                                               ----------  ----------   ----------
   Total Common Stockholders' Equity              708,566     641,694      681,566
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year             527,104     621,874      621,956
                                               ----------  ----------   ----------
       TOTAL CAPITALIZATION                     1,235,670   1,263,568    1,303,522
                                               ----------  ----------   ----------
CURRENT LIABILITIES:
Interim loans of subsidiaries                       8,700         900          900
Accounts payable                                  197,335     102,377      104,371
Dividends payable on common stock                  16,073      15,711       15,705
Customer gas service and credit deposits           19,390      40,577       29,499
Sinking fund payments and maturities,
   due within one year -
     Long-term debt of subsidiaries                    --       4,000        4,000
Accrued taxes                                      95,166      28,160       72,025
Gas sales revenue refundable through
   rate adjustments                                22,559      79,502       73,335
Accrued interest                                   10,679      12,796       11,991
Temporary LIFO liquidation credit                  66,704          --       58,410
                                               ----------  ----------   ----------
       TOTAL CURRENT LIABILITIES                  436,606     284,023      370,236
                                               ----------  ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                       212,023     208,424      200,021
Investment tax credits being amortized
   over the average lives of related property      36,249      38,132       39,003
Other                                              37,007      28,345       32,175
                                               ----------  ----------   ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                       285,279     274,901      271,199
                                               ----------  ----------   ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,957,555  $1,822,492   $1,944,957
                                               ==========  ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                    Peoples Energy Corporation
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                           Six Months Ended
                                                               March 31,
                                                          -------------------
                                                             1996       1995
                                                          ---------  ---------
                                                               (Thousands)
OPERATING ACTIVITIES:
  Net Income                                               $ 98,131   $ 70,946
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                            34,532     33,355
    Deferred income taxes and investment tax credits - net    2,167      7,456
    Change in deferred credits and other liabilities          8,211    (10,123)
    Change in other assets                                  (19,618)    (3,292)
    Other                                                        32         38
    Change in current assets and liabilities:
     Receivables - net                                     (186,283)   (72,978)
     Accrued unbilled revenues                              (46,069)   (24,423)
     Materials and supplies                                    (334)    (2,315)
     Gas in storage                                          60,483     78,465
     Gas costs recoverable                                  (44,873)     6,032
     Accounts payable                                        94,958     (4,764)
     Customer gas service and credit deposits               (21,187)   (15,921)
     Accrued taxes                                           67,006     43,089
     Gas sales revenue refundable                           (56,943)    22,392
     Accrued interest                                        (2,117)      (951)
     Temporary LIFO liquidation credit                       66,704     58,410
     Other                                                   (1,155)    (1,539)
                                                           --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  53,645    183,877
                                                           --------   --------

INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction       (38,312)   (41,374)
  Other assets                                               10,376     (1,089)
  Other temporary cash investments                              200      1,555
  Other capital investments                                     106       (448)
                                                           --------   --------
  NET CASH USED IN INVESTING ACTIVITIES                     (27,630)   (41,356)
                                                           --------   --------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                         7,800         --
  Trust fund - utility construction                              --     31,493
            - bond redemption                                   237         --
  Retirement of long-term debt of subsidiaries              (98,770)    (4,119)
  Dividends paid on common stock                            (31,433)   (31,395)
  Proceeds from issuance of common stock                        535        651
                                                           --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                    (121,631)    (3,370)
                                                           --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (95,616)   139,151

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            176,239     77,251
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 80,623   $216,402
                                                           ========   ========

The Notes to Consolidated Financial Statements are an integral part of these statements.



                    Peoples Energy Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the six months
         ended March 31,
                                    1996          1995
         -------------------------------------------------
                                         (Thousands)

         Income taxes paid         $26,749       $12,478
         Interest paid              23,218        24,351


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

      The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas for fiscal years 1992 through 1996 and North Shore Gas for fiscal years 1991 through 1996 are currently pending before the Commission.

3.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $71.2 million.

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

FERC Order 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provides for the full recovery of transition costs from Peoples Gas' and North Shore Gas' gas service customers and transportation customers to the extent they contract for firm standby service.
The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities filed a petition for leave to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 2E and 4B.)

4B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement places a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. However, subject to these caps, the level of costs that Peoples Gas and North Shore Gas will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At March 31, 1996, Peoples Gas and North Shore Gas have made payments of $57.4 million and $14.1 million, and have accrued an additional $6.1 million and $1.5 million, respectively, toward the caps.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2E and 4A.)

5.  ENVIRONMENTAL MATTERS

5A Former Manufactured Gas Plant Operations

   The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. At this time, except for the Waukegan Site and the 110th Street Station Site (discussed below), it is not known what, if any, remedial action will be necessary at the Manufactured Gas Sites or, if necessary, what the cost of any such action would be.

   Peoples Gas and North Shore Gas, in cooperation with the Illinois Environmental Protection Agency (IEPA), are conducting investigations of over 30 Manufactured Gas Sites to determine whether remedial action might be necessary. The investigations were initiated pursuant to a request by the IEPA. To the best of the Company's knowledge, similar requests have been made by the IEPA to other major Illinois gas and electric utilities.

   In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC) and Outboard Marine Corporation were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC. Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has agreed to share equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

   Peoples Gas has observed what appear to be gas purification wastes on a Manufactured Gas Site in Chicago, formerly called the 110th Street Station, and property contiguous thereto (110th Street Station Site). Peoples Gas has fenced the 110th Street Station Site and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1996, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations initiated at the request of the IEPA at the other sites referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined until more is known about the nature and extent of contamination and the remedial action, if any, to be required by the EPA or the IEPA. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1938 and 1985 for costs incurred or to be incurred by the utilities in connection with five Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at March 31, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At March 31, 1996, the subsidiaries had recovered $6.6 million of such costs through rates.

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

   The district energy plant is estimated to cost approximately $41.5 million. The MPEA has effectively funded $8 million of the construction costs, and the partnership will fund the balance. In August 1995, the partnership obtained a $28 million construction and term loan to finance construction of a major portion of the project. Upon completion of construction of the project, the construction loans will be converted to a term loan with a 20-year maturity. In connection with the financing, the Company pledged its shares of common stock of Peoples District Energy to the lender as security for the loan obligations. Additionally, the Company, Peoples District Energy, Trigen, Trigen-Chicago and the partnership executed a Sponsors Support and Equity Contribution Agreement (Sponsors Support Agreement).

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

8.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 in total amount of approximately $28 million, or $21.6 million after income taxes. Both Peoples Gas and North Shore Gas received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.8 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income _ Miscellaneous. At September 30, 1994, approximately $14 million was included in Deferred Credits and Other Liabilities _ Other.

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

11.  EXPIRATION OF STORAGE CONTRACTS

   Peoples Gas and North Shore Gas had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the utilities realized a gain, after taxes, of $3.8 million in the second quarter of fiscal 1996.



Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income increased $16.2 million, to $62 million, for the three months ended March 31, 1996, from the results of last year's like quarter, due mainly to increased gas deliveries largely resulting from weather that was 12 per cent colder than last year's period. In addition, net income benefited from rate increases that went into effect for Peoples Gas and North Shore Gas on November 14, 1995. (See Note 4A of the Notes to Consolidated Financial Statements.) Also, the current quarter was aided by gains associated with the expiration of certain natural gas storage contracts. (See Note 11 of the Notes to Consolidated Financial Statements.) These increases were partly offset by higher operating expenses and the effect of last year's federal income tax settlement (see Note 8 of the Notes to Consolidated Financial Statements).

   Net income increased $27.2 million, to $98.1 million, and $31.4 million, to $89.3 million, for the current six- and 12-month periods, from the results of the similar prior periods, due principally to higher gas deliveries, mostly the result of weather that was 20 per cent and 19 per cent colder than the previous respective periods. Both current periods also benefited from the aforementioned rate increases and the gains associated with the expiration of certain natural gas storage contracts. These increases were offset, in part, by higher operating expenses plus the prior periods' recognition of the federal income tax settlement and gains from the sale of certain oil and gas rights.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                               Three Months Ended     Six Months Ended    12 Months Ended
                                 March 31, 1996        March 31, 1996      March 31, 1996
                               Increase/(Decrease)   Increase/(Decrease)  Increase/(Decrease)
                                from Prior Period     from Prior Period    from Prior Period
                               ------------------    ------------------   ------------------
(Thousands of dollars)            Amount       %       Amount      %        Amount       %
- ---------------------------------------------------------------------------------------------



Net operating revenues (a)       $35,336     21.1     $59,518    20.0      $69,542     15.2
Operation and
    maintenance expenses          13,453     22.4      19,491    16.5       15,423      6.3
Depreciation and
    amortization expense           1,040      6.2       1,177     3.5          989      1.5
Income taxes                       9,059     34.0      18,617    46.5       24,714    109.2
Other income and deductions       (4,486)   (37.0)     (7,085)  (29.8)      (4,171)    (9.6)
Net Income                        16,196     35.3      27,185    38.3       31,386     54.2
- ---------------------------------------------------------------------------------------------



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

   Net operating revenues increased $35.3 million, to $202.6 million, $59.5 million, to $356.6 million, and $69.5 million, to $525.8 million, for the current three-, six-, and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increases for the Company's utility subsidiaries improved net operating revenues in the current three-month period by about $12.7 million, or $7.7 million after income taxes. Rate increases benefited net operating revenues in both the current six- and 12-month periods by about $18.8 million, and net income by $11.4 million.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $13.5 million, to $73.6 million and $19.5 million, to $137.8 million, for the current three- and six-month periods, due mainly to the recognition of an IRS settlement of $6.2 million and $10.6 million in the respective prior periods. (See Note 8 of the Notes to Consolidated Financial Statements.) Also the prior six-month period included $3.7 million from the sale of certain oil and gas rights. In addition, both current periods were affected by increases in the provision for uncollectible accounts, due primarily to increased revenues, the amortization of environmental costs, reengineering expenses, and labor charges. These increases were partially offset by decreased pension and group insurance expenses.

   Operation and maintenance expenses increased $15.4 million, to $260.3 million, in the current 12-month period, due principally to a decreased credit of $7 million between periods for the timing difference in recognizing an IRS settlement and the recognition in the prior 12-month period of $3.7 million from the sale of certain oil and gas rights. In addition, the current period was impacted by increases in reengineering costs, the amortization of environmental costs, and labor charges. These increases were offset, in part, by decreases in the provision for uncollectible accounts and pension and group insurance expenses.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $1 million, to $17.9 million, $1.2 million, to $34.5 million, and $989,000, to $67.6 million, for the current three-, six-, and 12-month periods, due primarily to depreciable property additions and the amortization of costs associated with the closing of Peoples Gas' SNG Plant (see Note 10 of the Notes to Consolidated Financial Statements).

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $9.1 million, to $35.7 million, $18.6 million, to $58.6 million, and $24.7 million, to $47.3 million, in the current three-, six-, and 12-month periods, due principally to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $4.5 million, $7.1 million, and $4.2 million, for the current three-, six-, and 12-month periods, respectively, due primarily to the gain of $3.8 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 11 of the Notes to Consolidated Financial Statements.) In addition, all three periods benefited from decreased interest on long-term debt reflecting less debt outstanding. The current 12-month period also includes increased other interest expense on amounts refundable to customers partially offset by increased interest income.

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

Large Volume Gas Service Agreements. Peoples Gas has entered into gas service contracts with three large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of Peoples Gas as a result of these contracts is not material.


Operating Statistics. The following table represents gas distribution margin components:

                               Three Months Ended      Six Months Ended         Twelve Months Ended
                                     March 31,              March 31,                March 31,
                               -------------------    ------------------      -----------------------
                                 1996       1995        1996       1995         1996         1995
                               --------   --------    -------     -------     --------     --------


Operating Revenues (thousands):
  Gas sales
    Residential                $ 370,911  $ 311,337   $ 604,687   $ 537,845  $  819,639   $   773,209
    Commercial                    66,121     52,863     100,102      86,331     129,884       121,015
    Industrial                    15,258     11,442      22,674      18,017      28,784        26,208
                                --------    -------    --------    --------     -------       -------
                                 452,290    375,642     727,463     642,193     978,307       920,432


  Transportation
    Residential                   12,387     14,624      24,732      25,060      37,521        36,777
    Commercial                    18,901     19,639      35,577      33,272      52,623        48,676
    Industrial                    11,847     11,050      22,097      19,733      37,011        31,750
                                  ------     ------      ------      ------     -------       -------
                                  43,135     45,313      82,406      78,065     127,155       117,203
                                  ------     ------      ------      ------     -------       -------
  Other                            3,131      3,431       6,293      11,250      12,592        19,487
                                 -------    -------     -------     -------   ---------     ---------
Total Operating Revenues         498,556    424,386     816,162     731,508   1,118,054     1,057,122
Less  - Gas Costs                244,033    211,034     373,904     357,121     474,219       490,000
   - Revenues Taxes               51,880     46,045      85,644      77,291     118,074       110,903
                                 -------    -------     -------     -------   ---------     ---------
Net Operating Revenues        $  202,643  $ 167,307   $ 356,614   $ 297,096  $  525,761   $   456,219
                                 =======    =======     =======     =======   =========     =========

Deliveries (MDth):
  Gas Sales
    Residential                   71,389     60,505     119,182      97,323     152,430       126,472
    Commercial                    13,649     10,563      21,066      16,351      26,794        21,611
    Industrial                     3,288      2,454       5,113       3,659       6,512         5,176
                                  ------     ------     -------     -------    --------     ---------
                                  88,326     73,522     145,361     117,333     185,736       153,259
                                  ------     ------     -------     -------    --------     ---------

  Transportation
    Residential                    9,952     10,754      18,814      17,850      25,775        24,074
    Commercial                    16,685     17,470      30,457      28,681      43,425        40,719
    Industrial                    13,769     12,270      25,913      22,287      43,518        36,914
                                  ------     ------     -------     -------    --------     ---------
                                  40,406     40,494      75,184      68,818     112,718       101,707
                                  ------     ------      ------      ------    --------     ---------

Total Gas Sales
  and Transportation             128,732    114,016     220,545     186,151     298,454       254,966
                                 =======    =======     =======     =======    ========     =========

Margin per Dth
  delivered                        $1.57      $1.47       $1.62       $1.60       $1.76         $1.79



LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $71.2 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of Peoples Gas and North Shore
Gas.  (See Note 4A of the Notes to Consolidated Financial
Statements.)

   On September 29, 1995, Peoples Gas and North Shore Gas filed petitions with the Commission for approval of performance-based rate programs (PBR Programs) for gas costs. The objectives of the PBR Programs are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, Peoples Gas and North Shore Gas would share equally with gas sales customers the savings or costs from these programs. The PBR Programs would be for a pilot period covering April 1, 1996 through fiscal year 1998 and were filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. The Commission has commenced hearings on the PBR Program proposals, and an order is expected during the third quarter of fiscal 1996.

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

Bonds Redeemed. On November 14, 1995, Peoples Gas notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995. (See Note 9 of the Notes to Consolidated Financial Statements.)

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

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12-months ended March 31, 1996, and fiscal 1995 and 1994 were 3.76, 2.76, and 3.28, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 4.18, 2.93, and 3.33, respectively.

Dividends. On February 7, 1996, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 46 cents per share from 45 cents per share previously in effect. The current annualized dividend rate amounts to $1.84 per share.



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

        a. The Company held its Annual Meeting of Shareholders on February 23, 1996.

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


                                                                     BROKER
                                          FOR          WITHHELD     NON-VOTES
                                       ----------     ----------    ----------


        Pastora San Juan Cafferty      28,929,136      465,227           0
        Franklin A. Cole               28,961,243      465,227           0
        J. Bruce Hasch                 29,049,452      465,227           0
        Frederick C. Langenberg        28,999,104      465,227           0
        Homer J. Livingston, Jr        29,066,779      465,227           0
        William G. Mitchell            29,074,052      465,227           0
        Earl L. Neal                   28,994,520      465,227           0
        Michael S. Reeves              29,014,017      465,227           0
        Richard E. Terry               29,035,614      465,227           0
        Richard P. Toft                29,052,297      465,227           0
        Arthur R. Velasquez            29,030,927      465,227           0


            2. A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for the Company and its subsidiaries for the fiscal year ending September 30, 1996. The Inspectors of Election certified the following vote tabulations:


                                                       BROKER
                  FOR          AGAINST      ABSTAIN    NON-VOTES
                ----------   ----------    ---------   ---------


                28,938,962   355,527        189,720        0


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number                         Description of
Document

                 3 (i) Amendments to the By-Laws of the Registrant dated, May 1, 1996

                 3 (ii)  By-Laws of the Registrant, as amended on May 1, 1996

                 27      Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
            March 31, 1996

               None.















                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Peoples Energy Corporation
                                      --------------------------
                                             (Registrant)




May 13, 1996                           By:  /s/  K. S. BALASKOVITS
- ------------                              ------------------------------
  (Date)                                         K. S. Balaskovits
                                           Vice President and Controller




                                                 (Same as above)
                                          ------------------------------
                                           Principal Accounting Officer