Form 10-Q
period 1996-06-30
PEOPLES ENERGY CORP
filed 1996-08-07
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
   (Mark One)

               [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,951,938 shares of Common Stock, without par value, outstanding at July 31, 1996.

                        PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                          Peoples Energy Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                       Three                 Nine                Twelve
                                   Months Ended           Months Ended         Months Ended
                                     June 30,               June 30,              June 30,
                                 ---------------         --------------        ---------------
                                  1996      1995          1996     1995         1996     1995
                                 ------- -------         ------- ------        ------  -------
                                            (Thousands, except per-share amounts)

OPERATING REVENUES:
  Gas sales                      $216,654  $158,069    $944,118   $800,262  $1,036,893    $898,093
  Transportation of customer-
    owned gas                      28,330    25,835     110,735    103,900     129,649     121,286
  Other                             3,516     3,283       9,809     14,533      12,826      18,139
                                 --------  --------   ---------   --------  ----------   ---------
    Total Operating Revenues      248,500   187,187   1,064,662    918,695   1,179,368   1,037,518
                                 --------  --------   ---------   --------  ----------   ---------
OPERATING EXPENSES:
  Gas costs                       110,346    68,682     484,249    425,804     515,882     465,859
  Operation                        54,659    49,212     171,251    147,611     222,735     205,513
  Maintenance                      11,381    10,848      32,543     30,711      43,563      40,682
  Depreciation and amortization    18,095    16,124      52,627     49,479      69,556      66,077
  Taxes - Income                    5,557      (205)     64,188     39,811      53,102      23,186
        - State & local revenue    23,479    20,697     109,124     97,988     120,856     109,323
        - Other                     5,509     5,499      16,389     16,245      21,844      21,544
                                 --------   -------   ---------    -------   ---------   ---------
    Total Operating Expenses      229,026   170,857     930,371    807,649   1,047,538     932,184
                                 --------   -------   ---------    -------   ---------   ---------
OPERATING INCOME                   19,474    16,330     134,291    111,046     131,830     105,334
                                 --------   -------   ---------    -------   ---------   ---------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                   1,156     3,492       4,318      6,643       7,742       8,877
  Interest on long-term debt
    of subsidiaries                (8,936)  (11,663)    (28,891)   (34,866)    (40,437)    (46,408)
  Other interest expense             (830)   (2,268)     (4,492)    (5,640)     (6,310)     (6,021)
  Income taxes                     (2,614)   (1,393)     (4,349)    (2,624)     (5,557)     (3,755)
  Miscellaneous - net               5,997        65      11,501        950      11,755       1,886
                                 --------   -------    --------    -------   ---------    --------
   Total Other Income
        and Deductions             (5,227)  (11,767)    (21,913)   (35,537)    (32,807)    (45,421)
                                 --------   -------     -------    -------  ----------    --------
NET INCOME                       $ 14,247   $ 4,563   $ 112,378   $ 75,509    $ 99,023    $ 59,913
                                 ========   =======   =========   ========    ========    ========
Average Shares of Common
  Stock Outstanding                34,946    34,906      34,938     34,897      34,932      34,890

Earnings Per Share of
 Common Stock                     $   .41   $   .13   $    3.22    $  2.16    $   2.83    $   1.72
                                  =======   =======   =========  =========    ========    ========

Dividends Declared Per Share      $   .46   $   .45   $    1.37    $  1.35    $   1.82    $   1.80
                                  =======   =======   =========    =======    ========    ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS

                                             June 30,                      June 30,
                                               1996       September 30,      1995
                                            (Unaudited)       1995       (Unaudited)
                                            -----------   ------------   ----------
                                                          (Thousands)
PROPERTIES AND OTHER ASSETS
- ---------------------------
CAPITAL INVESTMENTS

Property, plant and equipment,
   at original cost                           $2,024,574    $2,088,277    $2,068,616
     Less - Accumulated depreciation             656,589       715,208       710,014
                                              ----------    ----------    ----------
       Net property, plant and equipment       1,367,985     1,373,069     1,358,602
Other  investments                                 9,904        10,367        13,471
                                              ----------    ----------    ----------
     TOTAL CAPITAL INVESTMENTS - NET           1,377,889     1,383,436     1,372,073
                                              ----------    ----------    ----------
CURRENT ASSETS:

Cash                                               4,328         3,328         3,650
Cash equivalents                                  77,655       172,911       245,643
Other temporary cash investments,
   at cost that approximates market value            900         1,100         1,000
Trust fund - bond redemption                          --           237        50,237
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $26,581,
       $19,013, and $19,821, respectively        120,718        56,715        75,239
   Other                                          42,539         1,897         1,126
Accrued unbilled revenues                         20,586        21,167        15,873
Materials and supplies, at average cost           16,377        16,466        19,180
Gas in storage, at last-in, first-out cost        45,494       100,547        88,696
Gas costs recoverable through rate adjustments    24,650         6,205         6,252
Prepayments                                        5,132         2,302         2,634
                                              ----------    ----------    ----------
     TOTAL CURRENT ASSETS                        358,379       382,875       509,530
                                              ----------    ----------    ----------
OTHER ASSETS:

Regulatory assets of subsidiaries                 73,653        39,706        31,672
Deferred charges                                  14,582        16,475        18,356
                                              ----------    ----------    ----------
     TOTAL OTHER ASSETS                           88,235        56,181        50,028
                                              ----------    ----------    ----------
       TOTAL PROPERTIES AND OTHER ASSETS      $1,824,503    $1,822,492    $1,931,631
                                              ==========    ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS
                                                June 30,                   June 30,
                                                  1996     September 30,     1995
                                              (Unaudited)     1995        (Unaudited)
                                              -----------  -------------  ----------
                                                       (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,951,938, 34,913,426,
         and 34,913,426 shares, respectively   $  277,959   $  277,113   $  277,113
   Retained earnings                              429,087      364,581      393,648
                                               ----------   ----------   ----------
       Total Common Stockholders' Equity          707,046      641,694      670,761
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year             527,104      621,874       621,874
                                               ----------   ----------   -----------
       TOTAL CAPITALIZATION                     1,234,150    1,263,568     1,292,635
                                               ----------   ----------   -----------
CURRENT LIABILITIES
Interim loans of subsidiaries                       4,000          900            --
Accounts payable                                  120,481      102,377        92,292
Dividends payable on common stock                  16,078       15,711        15,711
Customer gas service and credit deposits           18,803       40,577        30,148
Sinking fund payments and maturities,
   due within one year -
     Long-term debt of subsidiaries                    --        4,000        54,000
Accrued taxes                                      87,066       28,160        55,325
Gas sales revenue refundable through
   rate adjustments                                 9,407       79,502        68,441
Accrued interest                                    7,444       12,796         9,975
Temporary LIFO liquidation credit                  40,209           --        40,869
                                                ---------   ----------    ----------
       TOTAL CURRENT LIABILITIES                  303,488      284,023       366,761
                                                ---------   ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                       213,053      208,424       203,832
Investment tax credits being amortized
   over the average lives of related property      35,858       38,132        38,565
Other                                              37,954       28,345        29,838
                                               ----------   ----------    ----------
       TOTAL DEFERRED CREDITS AND
           OTHER LIABILITIES                      286,865      274,901       272,235
                                               ----------   ----------    ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,824,503   $1,822,492    $1,931,631
                                               ==========   ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                              Nine Months Ended
                                                                   June 30,
                                                              -----------------
                                                               1996       1995
                                                              ------     -----
                                                                 (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                $112,378   $ 75,509
  Adjustments to reconcile net income to net cash:
    Depreciation                                              52,627     49,479
    Deferred income taxes and investment tax credits - net     2,326     10,366
    Change in deferred credits and other liabilities           9,638    (11,997)
    Change in other assets                                   (32,748)     4,547
    Other                                                         63         38
    Change in current assets and liabilities:
     Receivables - net                                      (103,950)      (877)
     Accrued unbilled revenues                                   581      4,049
     Materials and supplies                                       89      4,675
     Gas in storage                                           55,052     62,309
     Gas costs recoverable                                   (18,445)     8,174
     Accounts payable                                         18,104    (16,843)
     Customer gas service and credit deposits                (21,774)   (15,272)
     Accrued taxes                                            58,906     26,389
     Gas sales revenue refundable                            (70,095)    17,498
     Accrued interest                                         (5,352)    (2,967)
     Temporary LIFO liquidation credit                        40,209     40,869
     Other                                                    (2,830)      (584)
                                                            --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   94,779    255,362
                                                            --------   --------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction        (56,205)   (65,200)
  Other assets                                                 8,662       (949)
  Other investments                                              601       2,781
                                                            --------   ---------
  NET CASH USED IN INVESTING ACTIVITIES                      (46,942)    (63,368)
                                                            --------    --------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                          3,100        (900)
  Issuance of long-term debt of subsidiaries                      --      50,000
  Trust fund, bond redemption                                    237     (50,237)
  Trust fund, utility construction                                --      31,493
  Retirement of long-term debt of subsidiaries               (98,770)     (4,201)
  Dividends paid on common stock                             (47,506)    (47,100)
  Issuance of common stock                                       846         993
                                                            --------    --------
  NET CASH USED IN FINANCING ACTIVITIES                     (142,093)    (19,952)
                                                            --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (94,256)    172,042
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             176,239      77,251
                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 81,983    $249,293
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


      Income taxes and interest paid (excluding capitalized interest) were as follows:


         For the nine months
         ended June 30,            1996           1995
         ----------------------------------------------
                                         (Thousands)
         Income taxes paid         $27,168       $12,659
         Interest paid              35,604        38,655


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

      The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for fiscal years 1992 through 1996 are currently pending before the Commission.

3.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $70.9 million.

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

FERC Order 636 Cost Recovery. On September 15, 1993, the Commission entered an order initiating an investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The Commission issued a final order in this proceeding on March 9, 1994. The order provided for the full recovery of transition costs from Peoples Gas' and North Shore Gas' gas service customers and transportation customers to the extent they contracted for firm standby service. The Citizens Utility Board and State's Attorney of Cook County filed an application for rehearing of the March 9 order with the Commission. In its orders on rehearing, the Commission continued to provide for full recovery of transition costs, but directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In December 1994, a group of industrial transportation customers of Illinois utilities appealed the Commission's orders on rehearing to the Illinois Appellate Court. The Illinois Appellate Court, on September 21, 1995, affirmed the Commission's order. A group of industrial transportation customers of Illinois utilities filed a petition for leave to appeal the Appellate Court's order to the Illinois Supreme Court. If the Illinois Supreme Court accepts the appeal, any change made by it to the Commission's order would have a prospective effect only. (See Notes 2E and 4B.)

4B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement placed a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. However, subject to these caps, the level of costs that Peoples Gas and North Shore Gas will incur is dependent primarily upon the future market price of natural gas and pipeline negotiations with producers. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At June 30, 1996, Peoples Gas and North Shore Gas have made payments of $63.9 million and $15.7 million, and have accrued an additional $17.8 million and $4.4 million, respectively, toward the caps.

   The 636 Orders are not expected to have a material adverse effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2E and 4A.)

5.  ENVIRONMENTAL MATTERS

5A Former Manufactured Gas Plant Operations

   The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at 37 sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Three of the Manufactured Gas Sites are discussed in more detail below. Peoples Gas and North Shore Gas, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of other Manufactured Gas sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   In May 1996, the current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site and an order directing Peoples Gas to remediate the site. Peoples Gas is currently evaluating this suit.

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1996, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.1 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five Manufactured Gas sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at June 30, 1996 have not been reduced to reflect recoveries from insurance carriers.

   Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At June 30, 1996, the subsidiaries had recovered $7.5 million of such costs through rates.

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

   In December 1992, the partnership entered into a 28-year contract with the Metropolitan Pier and Exposition Authority (MPEA) to construct and operate a plant that will provide steam and chilled water to McCormick Place for heating and cooling purposes (MPEA Agreement). In November 1993, the partnership assumed operation of the current space-conditioning system and began providing service to the two existing halls. The partnership also will provide heating and cooling to a planned exhibition hall that is scheduled to be in operation early in fiscal 1997. The partnership is obligated to provide services to McCormick Place for the term of the MPEA Agreement at or below the cost (as determined by a contractual formula) that the MPEA would incur to produce heating and cooling for itself. The MPEA Agreement also obligates the partnership to complete and pay for construction of the plant by certain dates specified in the contract. To secure its obligations during the service period under the MPEA Agreement, the partnership is obligated to provide, maintain, and reinstate a letter of credit upon which the MPEA can draw to pay its costs, expenses, and damages, up to $4 million per incident, principally in the event of the partnership's failure to cure timely an interruption of service.

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

8.  BONDS REDEEMED

   On November 14, 1995, Peoples Gas notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First and Refunding Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995.

   On December 18, 1995, North Shore Gas notified the trustee of its intention to redeem $8 million aggregate principal amount of Series I First Mortgage Bonds. The redemption, using the proceeds of an interim short-term bank loan as well as other monies of North Shore Gas, was completed on February 1, 1996.

9.  SNG PLANT CLOSING

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

10.  EXPIRATION OF STORAGE CONTRACTS

   Peoples Gas and North Shore Gas had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the utilities realized a gain, after income taxes, of $3.3 million in the third quarter of fiscal 1996 and $7.2 million in the nine and twelve months ended June 30, 1996.



Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income increased $9.7 million, to $14.2 million, for the three months ended June 30, 1996, from the results of last year's like quarter, due mainly to rate increases that went into effect for Peoples Gas and North Shore Gas on November 14, 1995. (See
Note 4A of the Notes to Consolidated Financial Statements.) In addition, net income benefited from weather that was 26 per cent colder than last year's period. Also, the current quarter was aided by gains associated with the expiration of certain natural gas storage contracts. (See Note 10 of the Notes to Consolidated Financial Statements.) These increases were partly offset by the effect of last year's federal income tax settlement. (See Note 7 of the Notes to Consolidated Financial Statements).

   Net income increased $36.9 million, to $112.4 million, and $39.1 million, to $99 million, for the current nine- and 12-month periods, from the results of the similar prior periods, due principally to higher gas deliveries, mostly the result of weather that was 21 per cent and 22 per cent colder than the previous respective periods. Both current periods also benefited from the aforementioned rate increases and the gains associated with the expiration of certain natural gas storage contracts. These increases were offset, in part, by the prior periods' recognition of the federal income tax settlement and the gains from the sale of certain oil and gas rights.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                           Three Months Ended    Nine Months Ended     12 Months Ended
                              June 30, 1996        June 30,1996         June 30, 1996
                           Increase/(Decrease)  Increase/(Decrease)  Increase/(Decrease)
                            from Prior Period    from Prior Period    from Prior Period
                          --------------------  -------------------  -------------------
(Thousands of dollars)        Amount     %        Amount     %        Amount       %
- ----------------------------------------------------------------------------------------

Net operating  revenues (a)  $16,867     17.2    $76,386     19.3    $80,294     17.4
Operation and
    maintenance expenses       5,980     10.0     25,472     14.3     20,103      8.2
Depreciation and
    amortization expense       1,971     12.2      3,148      6.4      3,479      5.3
Income taxes                   5,762  2,810.7     24,377     61.2     29,916    129.0
Other income and deductions   (6,540)   (55.6)   (13,624)   (38.3)   (12,614)   (27.8)
Net Income                     9,684    212.2     36,869     48.8     39,110     65.3
- --------------------------------------------------------------------------------------



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

   Net operating revenues increased $16.9 million, to $114.7 million, $76.4 million, to $471.3 million, and $80.3 million, to $542.6 million, for the current three-, nine-, and 12-month periods, respectively, reflecting increased gas deliveries, mainly caused by colder weather in each of the more recent periods. The aforementioned rate increases for the Company's utility subsidiaries improved net operating revenues in the current three-month period by about $8.6 million, or $5.2 million after income taxes. Rate increases benefited net operating revenues in both the current nine- and 12-month periods by about $27.4 million, and net income by $16.6 million.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $6 million, to $66 million, for the current three-month period, due mainly to the prior year's recognition of $2.3 million for an IRS settlement. (See Note 7 of the Notes to Consolidated Financial Statements.) In addition, the current period was affected by increases in the provision for uncollectible accounts, due primarily to increased revenues, the provision for injuries and damages, and environmental costs recovered through rates. These increases were partially offset by decreased group insurance and pension expenses, reflecting a change in assumptions.

   Operation and maintenance expenses increased $25.5 million, to $203.8 million, and $20.1 million, to $266.3 million, in the current nine- and 12-month periods, due principally to the prior periods' recognition of an IRS settlement of $12.9 million and $11.6 million, respectively. Also, both prior periods included the benefit of $3.7 million from the sale of certain oil and gas rights. In addition, increases between periods resulted from reengineering costs and environmental costs recovered through rates. The current nine-month period also includes an increase in the provision for uncollectible accounts, due primarily to increased revenues; whereas the provision for uncollectible accounts decreased in the 12-month period, reflecting a prior period adjustment. The above mentioned increases were offset, in part, by decreased pension and group insurance expenses.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $2 million, to $18.1 million, $3.1 million, to $52.6 million, and $3.5 million, to $69.6 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to depreciable property additions and the amortization of costs associated with the closing of Peoples Gas' SNG Plant (see Note 9 of the Notes to Consolidated Financial Statements).

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $5.8 million, to $5.6 million, $24.4 million, to $64.2 million, and $29.9 million, to $53.1 million, in the current three-, nine-, and 12-month periods, due principally to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $6.5 million, $13.6 million, and $12.6 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to the gain of $3.3 million in the three-month period and $7.2 million in the nine- and 12-month periods, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 10 of the Notes to Consolidated Financial Statements.) In addition, all three periods benefited from decreased interest on long-term debt reflecting a reduction in debt outstanding, partially offset by decreased interest income.

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

Large Volume Gas Service Agreements. Peoples Gas has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of Peoples Gas as a result of these contracts is not material.

Operating Statistics.  The following table represents gas
distribution margin components:
                                Three Months Ended        Nine Months Ended        Twelve Months Ended
                                     June 30,                 June 30,                   June 30,
                                ------------------       ------------------        -------------------
                                1996         1995        1996         1995          1996         1995
                               -----        -----       -----        -----         -----        -----

Operating Revenues (thousands):
  Gas sales
    Residential                $182,717     $134,351     $787,405     $672,196      $868,005    $755,698
    Commercial                   26,780       19,435      126,883      105,766       137,229     117,462
    Industrial                    7,157        4,283       29,830       22,300        31,659      24,933
                               --------     --------     --------     --------     ---------    --------
                                216,654      158,069      944,118      800,262     1,036,893     898,093
  Transportation
    Residential                   7,661        7,873       32,392       32,933        37,309      37,736
    Commercial                    9,758       10,129       45,335       43,402        52,252      50,116
    Industrial                    9,001        7,833       31,098       27,565        38,178      33,434
    Contract Pooling              1,910           --        1,910           --         1,910          --
                               --------     --------     --------     --------     ---------   ---------
                                 28,330       25,835      110,735      103,900       129,649     121,286
                               --------     --------     --------     --------     ---------   ---------
  Other                           3,516        3,283        9,809       14,533        12,826      18,139
                               --------     --------     --------     --------     ---------   ---------
Total Operating Revenues        248,500      187,187    1,064,662      918,695     1,179,368   1,037,518
Less  - Gas Costs               110,346       68,682      484,249      425,804       515,882     465,859
      - Revenues Taxes           23,479       20,697      109,124       97,988       120,856     109,323
                               --------     --------    ---------      -------     ---------   ---------
Net Operating Revenues         $114,675      $97,808     $471,289      $394,903     $542,630    $462,336
                               ========     ========    =========      ========    =========   =========
Deliveries (MDth):
  Gas Sales
    Residential                  25,011       22,898      144,192       120,221      154,543     129,306
    Commercial                    4,185        3,865       25,251        20,216       27,114      21,958
    Industrial                    1,252          986        6,366         4,644        6,780       5,156
                               --------     --------     --------      --------    ---------   ---------
                                 30,448       27,749      175,809       145,081      188,437     156,420
                               --------     --------     --------      --------    ---------   ---------
  Transportation (a)
    Residential                   5,261        4,675       24,075        22,525       26,361      24,661
    Commercial                    7,708        7,793       38,165        36,474       43,340      41,516
    Industrial                   10,650        8,714       36,563        31,002       45,453      38,101
                               --------     --------     --------     ---------    ---------   ---------
                                 23,619       21,182       98,803        90,001      115,154     104,278
                               --------     --------     --------     ---------    ---------   ---------
Total Gas Sales
  and Transportation             54,067       48,931      274,612       235,082      303,591     260,698
                               ========     ========     ========     =========    =========   =========
Margin per Dth
  delivered                       $2.12        $2.00        $1.72          $1.68       $1.79       $1.77

(a) Volumes associated with contract pooling service are included in the respective customer classes.


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $70.9 million. (See Note 3 of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of Peoples Gas and North Shore
Gas.  (See Note 4A of the Notes to Consolidated Financial
Statements.)

   In September 1995, Peoples Gas and North Shore Gas filed petitions with the Commission for approval of performance-based rate programs (PBR Programs) for gas costs. The objectives of the PBR Programs are to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, Peoples Gas and North Shore Gas would share equally with gas sales customers the savings or costs from these programs. As modified by Peoples Gas and North Shore Gas during the proceeding, the PBR Programs would be for a pilot period covering October 1, 1996 through fiscal year 1998 and were filed pursuant to a new provision of the Illinois Public Utilities Act which allows experiments in performance-based rates. Hearings on the PBR Program proposals have been concluded. On June 5, 1996, the Hearing Examiner issued his proposed order recommending that the petitions be denied. The Hearing Examiner's recommendation is not binding on the Commission. Peoples Gas, North Shore Gas, and the Commission Staff have filed briefs opposing that recommendation and have presented oral argument before the Commission, which is expected to enter an order prior to the close of fiscal 1996.

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

District Energy. Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides district energy services to the McCormick Place exposition and convention center in Chicago, Illinois. The partnership also intends to offer district energy services to other large buildings in Chicago. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business includes constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. The Company and Trigen have each provided two joint and several limited guarantees to the owner and operator of McCormick Place and also have certain limited obligations to the partnership's lender under a Sponsors Support and Equity Contribution Agreement. (See Note 6 of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On November 14, 1995, Peoples Gas notified the trustee of the City of Joliet 1984 Gas Supply Revenue Refunding Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First and Refunding Mortgage Bonds, of its intention to redeem approximately $87 million aggregate principal amount of the bonds. The redemption, from general corporate funds, was completed on December 29, 1995. (See Note 8 of the Notes to Consolidated Financial Statements.)

   On December 18, 1995, North Shore Gas notified the trustee of its intention to redeem $8 million aggregate principal amount of Series I First Mortgage Bonds. The redemption, using the proceeds of an interim short-term bank loan as well as other monies of North Shore Gas, was completed on February 1, 1996. (See Note 8 of the Notes to Consolidated Financial Statements.)

Credit Lines. The utility subsidiaries have lines of credit of $129.4 million. Agreements covering $92 million of the total will expire on June 25, 1997. The agreement covering the remaining $37.4 million will expire on January 31, 1998. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds.

   The Company intends to seek an additional line of credit to finance activities of its unregulated subsidiaries.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12-months ended June 30, 1996, and fiscal 1995 and 1994 were 4.35, 2.76, and 3.28, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 4.97, 2.93, and 3.33, respectively.


                   PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 5 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number                  Description of Document
               -------                 -----------------------
                 27                    Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended June
            30, 1996

               Date of Report - April 29, 1996
               Item 5.  Other Events
                  Financial Information

               Date of Report - May 1, 1996
               Item 5.  Other Events
                  Shareholder Rights Plan




                             SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Peoples Energy Corporation
                            ---------------------------
                                   (Registrant)



             August 7, 1996          By:  /s/    K. S. BALASKOVITS
             --------------         ---------------------------------
                 (Date)                    K. S. Balaskovits
                                        Vice President and Controller




                                         (Same as above)
                                     -----------------------------
                                     Principal Accounting Officer