Form 10-K405
period 1996-09-30
PEOPLES ENERGY CORP
filed 1996-12-19
CIK 77385

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
    (Mark One)
       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

     Approximately $ 1.27 billion computed on the basis of the closing market price of $36.25 for a share of Common Stock on November 30, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, without par value, 34,979,807 shares outstanding at
                               November 30, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       Document                             Part of Form 10-K
                       --------                             -----------------
Portions of the Company's Notice of Annual Meeting and
Proxy Statement to be filed on or about December 27, 1996        Part III

                                    CONTENTS
                                                                            Page
Item No.                                                                     No.
--------                                                                    ----

          PART I
          ------

    1.    Business                                                             3

    2.    Properties                                                           8

    3.    Legal Proceedings                                                    9

    4.    Submission of Matters to a Vote of Security Holders                  9

 Executive Officers of the Company                                            10

          PART II
          -------

     5.   Market for the Company's Common Stock and Related
            Stockholder Matters                                               12

     6.   Selected Financial Data                                             13

     7.   Management's Discussion and Analysis of Results
            of Operations and Financial Condition                             14

     8.   Financial Statements and Supplementary Data                         20

     9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               43

          PART III
          --------

    10.   Directors and Executive Officers of the Company                     44

    11.   Executive Compensation                                              44

    12.   Security Ownership of Certain Beneficial Owners and
            Management                                                        44

    13.   Certain Relationships and Related Transactions                      44

          PART IV
          -------

    14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                       45

 Signatures                                                                   47

 Exhibit Index                                                                48

                           PEOPLES ENERGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL  YEAR ENDED SEPTEMBER 30, 1996

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

     Peoples Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 839,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City). Peoples Gas had 2,804 employees at September 30, 1996.

     North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 137,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois. North Shore Gas had 245 employees at September 30, 1996.

     Peoples District Energy Corporation (Peoples District Energy), a wholly owned subsidiary of the Company, is a 50 per cent participant in a partnership that provides district energy services to the McCormick Place Exposition and Convention Center in Chicago, Illinois (McCormick Place) under a long-term contract with the Metropolitan Pier and Exposition Authority. (See Note 6 of the Notes to Consolidated Financial Statements.) Neither the partnership nor its partners are regulated as a public utility.

     Three other wholly owned subsidiaries of the Company are Peoples Energy Services Corporation (Peoples Energy Services), Peoples NGV Corp., and Peoples Energy Resources Corp. (Peoples Energy Resources). Peoples Energy Services offers natural gas and energy management related services. Peoples NGV Corp. is a participant in a partnership that was formed to develop on-site fueling services for natural gas-powered fleet vehicles. Peoples Energy Resources pursues energy-related ventures. Neither the three subsidiaries nor any of their partners are regulated as a public utility.

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

     State and federal regulators are currently evaluating ways in which the generation and distribution of electricity may be deregulated so that end users may purchase electricity from producers other than their local electric utility and require such local utility to transport the electricity so purchased, a
concept commonly referred to as "retail wheeling."   In the event retail
wheeling were permitted in the service territories of Peoples Gas and North Shore Gas, the cost of electricity would be expected to decline, thereby reducing the advantage of lower costs that natural gas currently enjoys over electricity.

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

     A pipeline may seek to provide transportation service directly to end-users. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, none of the subsidiaries' pipeline suppliers has undertaken any service bypassing the subsidiaries. Both utility subsidiaries have a bypass rate approved by the Illinois Commerce Commission (Commission) which allows the utilities to renegotiate rates with customers that are potential bypass candidates. (See Other Matters - Large Volume Gas Service Agreements in Item 7.)

     Peoples District Energy competes in the heating and cooling market through a partnership that provides unregulated district energy services. (See Note 6 of the Notes to Consolidated Financial Statements.)

     Peoples Energy Services competes in the offering of natural gas and energy management related services. Peoples NGV Corp. competes, through a partnership, in the development of unregulated on-site fueling services for natural gas-powered fleet vehicles. Peoples Energy Resources competes in the pursuit of energy-related ventures.

SALES AND RATES

     Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge and Refund Adjustments, to recover


--------------------------------------------------------------------------------
* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis. (100 cubic feet = 1 therm; 10 therms = 1 Dekatherm -- Dth) the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). Peoples Gas and North Shore Gas have been recovering, through their rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see Liquidity in Item 7.)

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

     In 1994, the Commission entered orders providing for full recovery by the Company of FERC Order 636 transition costs from the Company's gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     On November 8, 1995, the Commission issued orders approving changes in rates for Peoples Gas and North Shore Gas. (See Note 2A of the Notes to Consolidated Financial Statements.)

     In August 1996, the Commission denied petitions of Peoples Gas and North Shore Gas for approval of performance-based rate programs for gas costs. (See Liquidity - Regulatory Actions in Item 7.)

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

     In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

ENVIRONMENTAL MATTERS

     The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, North Shore Gas has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements.) Also, North Shore Gas was informed by the Illinois Environmental Protection Agency (IEPA) that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. (See Note 3C of the Notes to Consolidated Financial Statements.)

CURRENT GAS SUPPLY

     Peoples Gas and North Shore Gas have each entered into various long-term and short-term firm gas supply contracts. When used in conjunction with contract peaking and contract storage, Peoples Gas' company-owned storage, and the peak-shaving facilities of the utilities, such supply is deemed sufficient to meet current and foreseeable peak and annual market requirements.

     Although the Company believes North American supply to be sufficient to meet U.S. market demands for the foreseeable future, it is unable to quantify or otherwise make specific representations regarding national supply availability.

     The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1996-1997 heating season for Peoples Gas and North Shore Gas:

                                      Peoples Gas                  North Shore Gas
                              ----------------------------   ----------------------------
                              Design Peak-Day    Year of     Design Peak-Day    Year of
                               Availability      Contract     Availability      Contract
                                  (MDth)        Expiration       (MDth)        Expiration
                              ---------------   ----------   ---------------   ----------
Firm direct purchases (1)           640          1997-2000          96          1997-2000
Liquefied petroleum                  40                             40 (2)
Peaking Service:
   Peoples Energy Resources          60             (3)
   The Uno-Ven Co.                   10             (4)
Storage gas:
   Leased (5)                       563          1998-2000         165          1998-2000
   Peoples-Manlove (6)              993                             63             (7)
Customer-owned (8)                  225                             45
                                  -----                            ---
Total expected design
peak-day availability             2,531                            409
                                  -----                            ---
                                  -----                            ---


(1) Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary with the longest term being 5 years.

(2) Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3) The contract with Peoples Energy Resources is for an initial term expiring November 30, 1999; the contract continues in effect from year to year thereafter unless canceled by either party upon 12 months' prior notice.

(4) The contract with The Uno-Ven Company is for an initial term ending September 30, 1997; the contract continues in effect for an additional two year term subject to cancellation by either party any time on or after September 30, 1997 upon one year's prior notice.

(5) Consists of leased storage services required to meet design day requirements with contract lengths varying from 3 to 5 years.

(6) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 27,000 MDth, of which approximately 1,566 MDth is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1996-97 heating season, Manlove Field complex will have a maximum peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(7) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(8) Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial, and larger residential customers.

     The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas for the three fiscal years ended September 30, 1996, 1995 and 1994, were as follows:

                                                   Peoples Gas                 North Shore Gas
                                           ---------------------------   ---------------------------
                                            1996      1995      1994      1996      1995      1994
                                           -------   -------   -------   -------   -------   -------
Natural Gas Pipeline Co. (Natural) (a)          --        --    14,378        --        --     2,384
Other suppliers (b)                        174,552   103,476   133,191    27,940    20,250    23,328
Synthetic natural gas (SNG) (c)                 --     7,622     8,350        --        --        --
Liquefied petroleum gas produced               114        14        30       151         9        79
Customer-owned gas-received                 93,141    93,225    91,187    12,777    12,379    12,017
Underground storage-net                        228    28,352    (1,283)      468     3,103      (631)
Exchange gas-net                            (4,446)       --        --      (104)       --        --
Company use, franchise
  requirements, and
  unaccounted-for gas                       (3,169)   (3,733)   (4,261)     (983)     (636)     (339)
                                           -------   -------   -------    ------    ------    ------
     Total (d)                             260,420   228,956   241,592    40,249    35,105    36,838
                                           -------   -------   -------    ------    ------    ------
                                           -------   -------   -------    ------    ------    ------

(a)  The DMQ-1 supply contract terminated on November 30, 1993.

(b) The utility subsidiaries purchase significant quantities of gas directly from various suppliers. Commencing December 1, 1993, Natural unbundled its rates and all purchases are from non-pipeline suppliers, including purchases under a peaking service contract.

(c) The SNG facility terminated production during fiscal 1995. (See Note 4 of the Notes to Consolidated Financial Statements.)

(d)  See "Gas Sold and Transported" in Item 6.

SYNTHETIC NATURAL GAS SUPPLY

     Peoples Gas owned and operated an SNG plant, the McDowell Energy Center, located near Joliet, Illinois that used refinery fuel gas and a variety of natural gas liquids, including ethane, naphtha, natural gasoline, normal butane, propane, and ethane/propane mix as feedstock for the production of SNG. The SNG facility terminated production in fiscal 1995. (See Note 4 of the Notes to Consolidated Financial Statements.)


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


ITEM 3.  LEGAL PROCEEDINGS

     See Notes 2 and 3 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        EXECUTIVE OFFICERS OF THE COMPANY


     The following is a list of the names, ages, and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.

                          Age at
         Name            11-30-96             Position with the Company
----------------------   --------   --------------------------------------------

Kenneth S. Balaskovits      54      Vice President and Controller (1993) of the
                                    Company.
                                    Mr. Balaskovits is also Vice President
                                    and Controller and Director (1993) of
                                    Peoples Gas and North Shore Gas. Mr.
                                    Balaskovits has been an employee of the
                                    Company and/or its subsidiaries since
                                    1967.

Emmet P. Cassidy            63      Secretary and Treasurer (1989) of the
                                    Company.
                                    Mr. Cassidy is also Secretary and
                                    Treasurer (1989) of Peoples Gas and North
                                    Shore Gas.  Prior to that, he was
                                    Assistant Secretary and Assistant
                                    Treasurer of the Company and both
                                    subsidiaries (1981-1989). Mr. Cassidy has been an employee of the Company and/or its subsidiaries since 1955.

J. Bruce Hasch              58      President and Chief Operating Officer (1990)
                                    and Director (1987) of the Company.
                                    Mr. Hasch is also President and Chief
                                    Operating Officer (1990) and a Director
                                    (1986) of Peoples Gas and North Shore
                                    Gas.  Prior to becoming President, Mr.
                                    Hasch was Executive Vice President
                                    (1985-1990) of the Company and its
                                    subsidiaries and Vice President
                                    (1981-1985) of both subsidiary companies.
                                    Mr. Hasch has been an employee of the
                                    Company and/or its subsidiaries since
                                    1960, including 16 years with Natural Gas
                                    Pipeline Company of America, a former
                                    subsidiary.

James Hinchliff             56      Senior Vice President and General Counsel
                                    (1989) of the Company.
                                    Mr. Hinchliff is also Senior Vice
                                    President and General Counsel (1989) and a Director (1985) of Peoples Gas and
                                    North Shore Gas.  Prior to that, he was
                                    Vice President and General Counsel
                                    (1984-1989) of the Company and of both
                                    subsidiaries, and he was Assistant
                                    General Counsel of the Company
                                    (1979-1984) and of both subsidiaries
                                    (1981-1984).  Mr. Hinchliff has been an
                                    employee of the Company and/or its
                                    subsidiaries since 1972.

                          Age at
         Name            11-30-96             Position with the Company
----------------------   --------   --------------------------------------------

Thomas M. Patrick           50      Executive Vice President (1996) of the
                                    Company.
                                    Mr. Patrick is also Executive Vice
                                    President of Peoples Gas and North Shore
                                    Gas.  Prior to becoming Executive Vice
                                    President, Mr. Patrick was Vice President
                                    (1989-1996) of both subsidiaries.  Mr.
                                    Patrick has been an employee of the
                                    Company and/or its subsidiaries since
                                    1976.

Michael S. Reeves           61      Executive Vice President (1987) and Director
                                    (1991) of the Company.
                                    Mr. Reeves is also Executive Vice
                                    President (1987) and Director (1988) of
                                    Peoples Gas and North Shore Gas. Prior to becoming Executive Vice President, Mr.
                                    Reeves was Vice President (1977-1987) of both subsidiaries. Mr. Reeves has been an employee of the Company and/or its subsidiaries since 1956.

Richard E. Terry            59      Chairman of the Board and Chief Executive
                                    Officer (1990) and Director (1984) of the
                                    Company.
                                    Mr. Terry is also Chairman of the Board
                                    and Chief Executive Officer (1990) and a
                                    Director (1982) of Peoples Gas and North
                                    Shore Gas.  Prior to becoming Chairman,
                                    Mr. Terry was President and Chief
                                    Operating Officer (1987-1990), Executive
                                    Vice President (1984-1987), and Vice
                                    President and General Counsel (1981-1984) of the Company and its subsidiaries. Mr.
                                    Terry has been an employee of the Company and/or its subsidiaries since 1972.

                                    PART  II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is listed on the New York, Chicago, and Pacific Stock Exchanges (trading symbol: PGL). At November 30, 1996, there were 27,756 registered shareholders.

     The common stock price range and dividends declared per common share by quarters for fiscal 1996 and 1995 are as follows:


                                         Stock Price
           Fiscal           -------------------------------------      Dividends
          Quarters           High            Low           Close        Declared
          --------          -------        -------        -------      ---------

          1996
          ----
            Fourth          $36-1/8        $30-7/8        $34             $.46
            Third            33-1/2         29-5/8         33-1/2          .46
            Second           33-1/4         29-7/8         32-3/8          .46
            First            32             27-1/8         31-3/4          .45

          1995
          ----
            Fourth          $28-3/8        $25-3/8        $27-1/2         $.45
            Third            27-1/8         24-3/4         25-7/8          .45
            Second           27-7/8         24-1/4         25              .45
            First            28-3/4         23-5/8         26-1/8          .45

ITEM 6.  SELECTED FINANCIAL DATA

For fiscal years ended September 30,            1996           1995           1994           1993           1992
-------------------------------------------------------------------------------------------------------------------
COMMON STOCK INFORMATION
Earnings per share                           $     2.96     $     1.78     $     2.13     $     2.11     $     2.06
Cash dividends declared per share            $     1.83     $     1.80     $    1.795     $    1.775     $     1.75
Book value per share at year-end             $    19.48     $    18.38     $    18.39     $    18.05     $    17.72
Average shares outstanding (thousands)           34,942         34,901         34,854         34,809         34,151
-------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (thousands)
Operating Revenues:
   Residential                               $  883,100     $  752,796     $  951,037     $  929,407     $  784,677
   Commercial                                   141,594        116,113        160,912        156,377        132,456
   Industrial                                    32,075         24,128         41,979         41,354         34,595
   Transportation of customer-owned gas (a)     128,876        122,814        110,128        117,949        132,745
   Other                                         13,012         17,550         15,432         13,854         12,279
-------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues               1,198,657      1,033,401      1,279,488      1,258,941      1,096,752
Less - Gas costs                                529,875        457,436        669,039        646,351        531,845
     - Revenue taxes                            121,172        109,720        132,734        131,673        118,265
-------------------------------------------------------------------------------------------------------------------
   Net Operating Revenues                    $  547,610     $  466,245     $  477,715     $  480,917     $  446,642
Net Income                                   $  103,438     $   62,154     $   74,399     $   73,375     $   70,384
-------------------------------------------------------------------------------------------------------------------
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                $2,046,156     $2,088,277     $2,019,379     $1,950,981     $1,843,603
Less - Accumulated depreciation                 665,077        715,208        677,447        632,965        599,965
-------------------------------------------------------------------------------------------------------------------
   Net Property, Plant and Equipment         $1,381,079     $1,373,069     $1,341,932     $1,318,016     $1,243,638
Total assets                                 $1,783,750     $1,822,492     $1,809,286     $1,765,870     $1,615,758
Capital expenditures - construction          $   85,620     $   95,941     $   87,218     $  131,669     $  118,084
-------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                $  681,185     $  641,694     $  641,378     $  628,451     $  616,271
Preferred stock of subsidiaries                      --             --             --             --         12,850
Long-term debt of subsidiaries                  527,064        621,874        626,075        528,075        489,553
-------------------------------------------------------------------------------------------------------------------
   Total Capitalization                      $1,208,249     $1,263,568     $1,267,453     $1,156,526     $1,118,674
-------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS (per cent)
Capitalization at Year-end:
   Common equity                                     56             51             51             54             55
   Preferred stock of subsidiaries                   --             --             --             --              1
   Long-term debt of subsidiaries                    44             49             49             46             44
-------------------------------------------------------------------------------------------------------------------
       Total Capitalization                         100            100            100            100            100
Return on common equity at year-end                15.2            9.7           11.6           11.7           11.4
-------------------------------------------------------------------------------------------------------------------
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales:
   Residential                                  154,128        130,571        142,876        144,199        142,759
   Commercial                                    27,390         22,079         26,206         26,185         26,239
   Industrial                                     6,803          5,059          7,325          7,623          7,330
Transportation of customer-owned gas (a)        112,348        106,352        102,023         99,607         99,185
-------------------------------------------------------------------------------------------------------------------
   Total Gas Sales and Transportation           300,669        264,061        278,430        277,614        275,513
Margin per Dth delivered                     $     1.82     $     1.77     $     1.72     $     1.73     $     1.62
-------------------------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS (average)
Residential                                     910,236        906,881        905,461        904,316        904,374
Commercial                                       50,719         50,872         50,955         50,736         50,567
Industrial                                        3,696          3,783          3,927          4,069          3,938
Transportation (a)                               11,348         10,934         10,247          9,734          9,500
-------------------------------------------------------------------------------------------------------------------
   Total Customers                              975,999        972,470        970,590        968,855        968,379
-------------------------------------------------------------------------------------------------------------------
DEGREE DAYS                                       7,080          5,897          6,701          6,679          6,320
Per cent of normal (6,536)                          108             90            103            102             97
-------------------------------------------------------------------------------------------------------------------

(a) Includes commercial, industrial, and larger residential customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME

     Net income increased $41.3 million, to $103.4 million, in fiscal 1996 from 1995, due chiefly to weather that was 20 per cent colder than in 1995 and to rate increases that went into effect on November 14, 1995 for Peoples Gas and North Shore Gas (see Note 2A of the Notes to Consolidated Financial Statements). In addition, net income benefited from a one-time gain associated with the expiration of certain natural gas storage contracts (see Note 8 of the Notes to Consolidated Financial Statements) and a net credit in pension expense. These increases were partly offset by last year's recognition of the federal income tax settlement (see Note 10D of the Notes to Consolidated Financial Statements) and the current year's higher operating costs.

     In 1995, net income decreased $12.2 million, to $62.2 million, due principally to weather that was 12 per cent warmer than in 1994, decreasing net income by $11.9 million. Also contributing to the year-to-year earnings decline were increases in interest expense and certain operation and maintenance expenses, together with an adjustment to income tax expense in the prior period. Partially offsetting these items was a decrease in the provision for uncollectible accounts, due mainly to lower revenues. In addition, fiscal 1995 benefited from the sale of certain oil and gas rights.

     A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                              Fiscal 1996         Fiscal 1995
                                               over 1995           over 1994
                                           -----------------   -----------------
                                           Amount              Amount
                                           (000's)  Per Cent   (000's)  Per Cent
--------------------------------------------------------------------------------
Net operating revenues (a)                 $81,365    17.5    $(11,470)   (2.4)
Operation and maintenance expenses          25,114    10.4     (17,886)   (6.9)
Depreciation  and amortization expense       4,227     6.4       1,724     2.7
Income taxes                                27,895    97.1        (266)   (0.9)
Other income and deductions                 17,456    37.6     (15,953)  (52.3)
Net income                                  41,284    66.4     (12,245)  (16.5)
--------------------------------------------------------------------------------
(a) Operating revenues, net of gas costs and revenue taxes.


NET OPERATING REVENUES

     Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the subsidiaries' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the subsidiaries. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.)
The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and various municipalities.

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

     Net operating revenues increased $81.4 million, to $547.6 million, in 1996. Natural gas deliveries increased 36.6 Bcf, to 300.7 Bcf, due to weather that was 20 per cent colder than in 1995 and over 8 per cent colder than normal. Net operating revenues increased approximately $29 million ($17.5 million after income taxes) as a result of the colder weather. Also, the aforementioned rate increases for the Company's utility subsidiaries improved net operating revenues by about $34.7 million ($20.9 million after income taxes).

     In 1995, net operating revenues decreased $11.5 million, to $466.2 million, due primarily to a decline in natural gas deliveries of 14.4 Bcf, to 264.1 Bcf, reflecting weather that was 12 per cent warmer than in 1994 and 10 per cent warmer than normal.

     See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses increased $25.1 million, to $265.9 million, in 1996, due principally to the reduction of expense from the prior year's recognition of about $14 million for an IRS settlement. (See Note 10D of the Notes to Consolidated Financial Statements.) Also, the provision for uncollectible accounts increased ($5.4 million), due largely to greater sales revenue attributable to the colder weather and higher rates. In addition, increases between years resulted from greater labor costs ($4.1 million), outside services ($2.4 million), distribution system expenses ($3.1 million), and environmental costs recovered through rates ($3.3 million). These increases were offset, in part, by decreased pension costs ($12.9 million). (See Note 9A of the Notes to Consolidated Financial Statements.)

     In 1995, operation and maintenance expenses decreased $17.9 million, to $240.8 million, due chiefly to recognizing the fiscal 1995 portion of an IRS settlement as a reduction in expense and a decrease in the provision for uncollectible accounts of $9.3 million, reflecting reduced sales revenue from lower gas costs and warmer weather. These items were partially offset by increased expenses for reengineering activities ($2.8 million) and the distribution system ($2.6 million).

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense increased $4.2 million, to $70.6 million, in 1996, due mainly to depreciable property additions and the amortization of costs associated with the closing of the SNG Plant (see Note 4 of the Notes to Consolidated Financial Statements).

     In 1995, depreciation and amortization increased $1.7 million, to $66.4 million, due chiefly to depreciable property additions.

INCOME TAXES

     Income taxes, exclusive of the $5.8 million included in other income and deductions, increased $27.9 million, to $56.6 million, in 1996, due principally to higher pre-tax income.

     In 1995, income taxes, exclusive of the $3.8 million included in other income and deductions, declined $266,000, to $28.7 million, due primarily to decreased pre-tax income. This decrease was mostly offset by the recording of the deferred tax effects of the income tax settlement in operating expenses in 1995 together with an adjustment made in 1994 to reduce taxes accrued. Also, the amortization of deferred tax credits was lower in 1995.

OTHER INCOME AND DEDUCTIONS

     Other income and deductions decreased $17.5 million from the prior year, due largely to the gain of $8.9 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to Consolidated Financial Statements.) Additionally, the current year includes lower interest on long-term debt resulting from the utility subsidiaries' early redemption of first mortgage bonds. (See Note 15B of the Notes to Consolidated Financial Statements.) These decreases were offset, in part, by decreased interest income reflecting lower cash balances due mainly to the above mentioned bond redemptions.

     In 1995, other income and deductions increased $16 million, due principally to the prior year's recognition in other income of $10.8 million, after income taxes, for an IRS settlement. (See Notes 10D and 12 of the Notes to Consolidated Financial Statements.) In addition, increased interest expense resulted from the following items: amounts refundable to customers, long-term debt, and budget accounts. These increases were partially offset by greater interest income due primarily to larger cash balances and higher interest rates.

OTHER MATTERS

EFFECT OF WEATHER. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income and coverage ratios.

ACCOUNTING STANDARDS.  In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement requires companies to either recognize compensation costs measured at fair value attributable to employee stock options or similar equity instruments at the grant date in net income, or, in the alternative, provide pro forma footnote disclosure on net income and earnings per share. This statement requires adoption no later than the Company's 1997 fiscal year. The Company anticipates electing the pro forma footnote disclosure provisions of this statement in 1997. Implementation is not expected to have a material effect on pro forma net income or earnings per share.

FERC ORDER 636 COSTS. In 1992, the FERC issued Order No. 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

     In 1994, the Commission entered orders providing for full recovery by Peoples Gas and North Shore Gas of FERC Order 636 transition costs from the Companys' respective gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

REENGINEERING PROJECT. Peoples Gas and North Shore Gas are reengineering their business processes with the goal of increasing efficiency, responsiveness to customer needs, and cost effectiveness.

LARGE VOLUME GAS SERVICE AGREEMENTS. Peoples Gas has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of Peoples Gas as a result of these contracts is not material.

OPERATING STATISTICS. The following table represents gas distribution margin components:

                                        For fiscal years ended September 30,
                                   ---------------------------------------------
                                      1996             1995              1994
                                   ----------       ----------        ----------
Operating Revenues (thousands):
   Gas sales
      Residential                  $  883,100       $  752,796        $  951,037
      Commercial                      141,594          116,113           160,912
      Industrial                       32,075           24,128            41,979
                                   ----------       ----------        ----------
                                    1,056,769          893,037         1,153,928
                                   ----------       ----------        ----------
   Transportation
      Residential                      37,133           37,850            35,487
      Commercial                       51,251           50,318            45,819
      Industrial                       36,059           34,646            28,822
      Contract Pooling                  4,433               --                --
                                   ----------       ----------        ----------
                                      128,876          122,814           110,128
                                   ----------       ----------        ----------

   Other                               13,012           17,550            15,432
                                   ----------       ----------        ----------

Total Operating Revenues            1,198,657        1,033,401         1,279,488
Less - Gas Costs                      529,875          457,436           669,039
     - Revenues Taxes                 121,172          109,720           132,734
                                   ----------       ----------        ----------
Net Operating Revenues             $  547,610       $  466,245        $  477,715
                                   ----------       ----------        ----------
                                   ----------       ----------        ----------
Deliveries (MDth):
   Gas Sales
      Residential                     154,128          130,571           142,876
      Commercial                       27,390           22,079            26,206
      Industrial                        6,803            5,059             7,325
                                   ----------       ----------        ----------
                                      188,321          157,709           176,407
                                   ----------       ----------        ----------
   Transportation (a)
      Residential                      26,521           24,811            25,066
      Commercial                       42,461           41,648            41,607
      Industrial                       43,366           39,893            35,350
                                   ----------       ----------        ----------

                                      112,348          106,352           102,023
                                   ----------       ----------        ----------
Total Gas Sales
 and Transportation                   300,669          264,061           278,430
                                   ----------       ----------        ----------
                                   ----------       ----------        ----------

Margin per Dth delivered           $     1.82       $     1.77        $     1.72

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

CREDIT LINES. The utility subsidiaries have lines of credit of $129.4 million. At September 30, 1996, the utility subsidiaries had unused credit available from banks of $126.8 million. (See Note 14 of the Notes to Consolidated Financial Statements.)

CASH FLOW ACTIVITIES. Net cash provided by operating activities in 1996 declined by $118.2 million, due principally to changes related to gas sales revenue refundable, net receivables, and other assets. Such items were partially offset by increases from net income, due mainly to colder weather and the rate increases, and from accounts payable. In 1995, net cash provided by operating activities increased by $22.9 million, due primarily to changes related to gas in storage, other assets, and deferred income taxes. These items were offset, in part, by changes in gas costs recoverable and net receivables. In 1994, net cash provided by operating activities increased by approximately $83.5 million, due principally to changes related to net receivables, gas costs recoverable, and gas sales revenue refundable. Such items were partially offset by decreases associated with deferred credits and accounts payable.

     Net cash used in investing activities for 1996, 1995, and 1994 largely represents the level of capital expenditures in the respective years.

     Net cash used in financing activities in 1996 reflects the redemption of previously issued debt. (See Note 15B of the Notes to Consolidated Financial Statements.) In 1995, net cash used in financing activities includes drawdowns from the trust fund associated with prior financing for utility construction activities. Net cash used in financing activities in 1994 reflects the new debt issues during the year for construction projects.

INDENTURE RESTRICTIONS. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $66.6 million; accordingly, $55 million are available for dividends. (See Note 5 of the Notes to Consolidated Financial Statements.)

DISTRICT ENERGY. Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides district energy services to the McCormick Place exposition and convention center in Chicago, Illinois. The partnership also intends to offer district energy services to other large buildings in Chicago. The other partner is a subsidiary of Trigen Energy Corporation (Trigen), a company whose primary business is constructing and operating district energy facilities. Neither the partnership nor its partners are regulated as a public utility. The Company and Trigen have provided a joint and several limited guarantee to the owner and operator of McCormick Place and also have certain limited obligations to the partnership's lender under a Sponsors Support and Equity Contribution Agreement. (See Note 6 of the Notes to Consolidated Financial Statements.)

INTEREST COVERAGE. The fixed charges coverage ratios for Peoples Gas for fiscal 1996, 1995, and 1994 were 4.84, 2.76, and 3.28, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 5.62, 2.93, and 3.33, respectively. The increase in the ratio for the current fiscal year for each Company reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission approved rate increases. (See Results of Operations - Net Income.) The ratios for fiscal years 1995 and 1994 for both utility subsidiaries include the recording of an IRS settlement in income. (See Note 10D of the Notes to Consolidated Financial Statements.)

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

     In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. (See Note 3B of the Notes to Consolidated Financial Statements.)

     On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is contesting this suit. (See Note 3C of the Notes to Consolidated Financial Statements.)

REGULATORY ACTIONS. On November 8, 1995, the Commission issued orders approving changes in rates of Peoples Gas and North Shore Gas. (See Note 2A of the Notes to Consolidated Financial Statements.)

     In 1995, Peoples Gas and North Shore Gas filed petitions with the Commission for approval of performance-based rate programs (PBR Programs) for gas costs. The objectives of the PBR Programs were to provide incentives to minimize gas supply and capacity costs in a changing market and to pursue innovative gas supply-related opportunities. Under specified conditions and up to certain limits, Peoples Gas and North Shore Gas proposed to share equally with gas sales customers the savings or costs from the PBR Programs. In August 1996, the utilities' petitions were denied by the Commission. Peoples Gas and North Shore Gas are evaluating alternatives to the proposed PBR Programs.


CAPITAL RESOURCES

CAPITAL SPENDING. Capital expenditures for additions, replacements, and improvements to the utility plant were $85.6 million in 1996, $95.9 million in 1995, and $87.2 million in 1994.

     Expenditures in fiscal 1996 decreased $10.3 million from 1995 reflecting the continuation of a cost containment program.

     In fiscal 1995, expenditures increased $8.7 million over 1994 and included $11.2 million for computer and office equipment.

     Capital expenditures for fiscal 1997 are expected to be about $89.1 million, an increase of $3.5 million from the 1996 level. The estimate of expenditures for 1997 includes $11.4 million for Peoples Gas' remote automatic meter reading project.

     There are no sinking fund requirements for long-term debt included in fiscal 1997. (See Note 15C of the Notes to Consolidated Financial Statements.)

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

BONDS REDEEMED. On December 29, 1995, Peoples Gas redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First and Refunding Mortgage Bonds. (See
Note 15B of the Notes to Consolidated Financial Statements.)

     On February 1, 1996, North Shore Gas redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of North Shore Gas. (See Note 15B of the Notes to Consolidated Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   Page
                                                                   ----

Statement of Management's Responsibility                            21

Report  of Independent Public Accountants                           22

Consolidated Statements of Income for fiscal years ended
     September 30, 1996, 1995, and 1994                             23

Consolidated Statements of Retained Earnings for fiscal
     years ended September 30, 1996, 1995, and 1994                 23

Consolidated Balance Sheets at September 30, 1996 and 1995          24

Consolidated Capitalization Statements at September 30, 1996
     and 1995                                                       25

Consolidated Statements of Cash Flows for fiscal years ended
     September 30, 1996, 1995, and 1994                             26

Notes to Consolidated Financial Statements                          27

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Shareholders of Peoples Energy Corporation:


     We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation (an Illinois corporation) and subsidiary companies at September 30, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

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






                                                   ARTHUR ANDERSEN LLP






Chicago, Illinois
November 1, 1996

CONSOLIDATED STATEMENTS OF INCOME

                                                                  Peoples Energy Corporation
------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                          1996            1995           1994
------------------------------------------------------------------------------------------------------
                                                             (Thousands, except per-share amounts)
Operating Revenues:
Gas sales                                                   $1,056,769    $   893,037     $1,153,928
Transportation of customer-owned gas                           128,876        122,814        110,128
Other                                                           13,012         17,550         15,432
------------------------------------------------------------------------------------------------------
Total Operating Revenues                                     1,198,657      1,033,401      1,279,488
------------------------------------------------------------------------------------------------------
Operating Expenses:
Gas costs                                                      529,875        457,436        669,039
Operation (see Note 10D)                                       220,298        199,095        220,765
Maintenance                                                     45,642         41,731         37,947
Depreciation and amortization                                   70,635         66,408         64,684
Taxes - Income                                                  56,620         28,725         28,991
      - State and local revenue                                121,172        109,720        132,734
      - Other                                                   22,001         21,700         20,450
------------------------------------------------------------------------------------------------------
Total Operating Expenses                                     1,066,243        924,815      1,174,610
------------------------------------------------------------------------------------------------------
Operating Income                                               132,414        108,586        104,878
------------------------------------------------------------------------------------------------------
Other Income and (Deductions):
Interest income                                                  5,420         10,066          6,167
Interest on long-term debt of subsidiaries                     (37,826)       (46,413)       (45,044)
Other interest expense                                          (5,114)        (7,457)        (3,012)
Income taxes                                                    (5,839)        (3,831)        (6,434)
Miscellaneous - net (see Note 12)                               14,383         1,2031          7,844
------------------------------------------------------------------------------------------------------
Total Other Income and Deductions                              (28,976)       (46,432)       (30,479)
------------------------------------------------------------------------------------------------------
Net Income                                                  $  103,438     $   62,154     $   74,399
------------------------------------------------------------------------------------------------------
Average Shares of Common Stock Outstanding                      34,942         34,901         34,854
Earnings Per Share of Common Stock                          $     2.96     $     1.78     $     2.13
------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                   Peoples Energy Corporation
------------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                          1996            1995           1994
------------------------------------------------------------------------------------------------------
                                                                           (Thousands)
Balance at Beginning of Year                                $  364,581     $  365,258     $  353,432
  Add - Net Income                                             103,438         62,154         74,399
  Deduct - Dividends declared on common stock of $1.83,
             $1.80, and $1.795 per share, respectively          63,954         62,831         62,573
         - Additional minimum liability for
             non-qualified pension plan, net of tax                761             --             --
------------------------------------------------------------------------------------------------------
Balance at End of Year                                      $  403,304     $  364,581     $  365,258
------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

                                                                          Peoples Energy Corporation
------------------------------------------------------------------------------------------------------
At September 30,                                                             1996           1995
------------------------------------------------------------------------------------------------------
                                                                                 (Thousands)
PROPERTIES AND OTHER ASSETS
------------------------------------------------------------------------------------------------------
Capital Investments:
Property, plant and equipment, at original cost                            $2,046,156     $2,088,277
Less - Accumulated depreciation                                               665,077        715,208
------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                           1,381,079      1,373,069
Other investments                                                              12,348         10,367
------------------------------------------------------------------------------------------------------
Total Capital Investments - Net                                             1,393,427      1,383,436
------------------------------------------------------------------------------------------------------

Current Assets:
Cash                                                                            4,684          3,328
Cash equivalents                                                               33,086        172,911
Receivables -
     Customers, net of allowance for uncollectible
        accounts of $26,211 and $19,013, respectively                          68,675         56,715
     Other                                                                     32,399          1,897
Accrued unbilled revenues                                                      29,314         21,167
Materials and supplies, at average cost                                        16,128         16,466
Gas in storage, at last-in, first-out cost                                     65,502        100,547
Gas costs recoverable through rate adjustments                                 19,920          6,205
Prepayments                                                                    12,287          2,302
Other                                                                             900          1,337
------------------------------------------------------------------------------------------------------
Total Current Assets                                                          282,895        382,875
------------------------------------------------------------------------------------------------------
Other Assets:
Regulatory assets of subsidiaries (see Note 1H)                                91,498         39,706
Deferred charges                                                               15,930         16,475
------------------------------------------------------------------------------------------------------
Total Other Assets                                                            107,428         56,181
------------------------------------------------------------------------------------------------------
Total Properties and Other Assets                                          $1,783,750     $1,822,492
------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------
Capitalization (see Consolidated Capitalization Statements)                $1,208,249     $1,263,568
------------------------------------------------------------------------------------------------------
Current Liabilities:
Interim loans of subsidiaries                                                   2,625            900
Accounts payable                                                              147,972        102,377
Dividends payable on common stock                                              16,082         15,711
Customer gas service and credit deposits                                       42,390         40,577
Sinking fund payments and maturities, due within one year -
     Long-term debt of subsidiaries                                                --          4,000
Accrued taxes                                                                  32,821         28,160
Gas sales revenue refundable through rate adjustments                          13,921         79,502
Accrued interest                                                               10,796         12,796
------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     266,607        284,023
------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation (see Note 10C)     230,948        208,424
Investment tax credits being amortized over
     the average lives of related property                                     35,439         38,132
Other                                                                          42,507         28,345
------------------------------------------------------------------------------------------------------
Total Deferred Credits and Other Liabilities                                  308,894        274,901
------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,783,750     $1,822,492
------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CAPITALIZATION STATEMENTS

                                                                            Peoples Energy Corporation
------------------------------------------------------------------------------------------------------------
At September 30,                                                             1996                 1995
------------------------------------------------------------------------------------------------------------
                                                                        (Thousands, except number of shares)
Common Stockholders' Equity:
Common stock, without par value -
     Authorized 60,000,000 shares
     Outstanding 34,960,399 and 34,913,426 shares, respectively            $  277,881          $  277,113
Retained earnings (see Consolidated Statements
     of Retained Earnings)                                                    403,304             364,581
------------------------------------------------------------------------------------------------------------
Total Common Stockholders' Equity                                             681,185             641,694
------------------------------------------------------------------------------------------------------------


Long-Term Debt:
Exclusive of sinking fund payments and maturities
     due within one year
The Peoples Gas Light and Coke Company
     First and Refunding Mortgage Bonds -
        8% Series U, due June 1, 1999                                              --              43,375
           (redeemed on December 29, 1995 - See Note 15B)
        8% Series V, due June 1, 1999                                              --              43,375
           (redeemed on December 29, 1995 - See Note 15B)
        Adjustable-Rate Series W (4% and 4.2% through
           September  30, 1996 and September 30, 1995, respectively),
           due October 1, 1999 (see Note 15A)                                  10,400              10,400
        6.875% Series X, due March 1, 2015                                     50,000              50,000
        7.50% Series Y, due March 1, 2015                                      50,000              50,000
        7.50% Series Z, due March 1, 2015                                      50,000              50,000
        8.10% Series BB, due May 1, 2020                                       75,000              75,000
        6.37% Series CC, due May 1, 2003                                       75,000              75,000
        5-3/4% Series DD, due December 1, 2023                                 75,000              75,000
        Adjustable-Rate Series EE (3.85% and 4.95% through
           November 30, 1996 and November 30, 1995, respectively),
           due December 1, 2023 (see Note 15A)                                 27,000              27,000
        6.10% Series FF, due June 1, 2025                                      50,000              50,000
North Shore Gas Company
     First Mortgage Bonds -
        10.20% Series I, due October 27, 1997                                      --               8,000
           (redeemed on February 1, 1996 - See Note 15B)
        8% Series J due November 1, 2020                                       24,734              24,774
        6-3/8% Series K, due October 1, 2022                                   24,930              24,950
        6.37% Series L, due May 1, 2003                                        15,000              15,000
------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                          527,064             621,874
------------------------------------------------------------------------------------------------------------
Total Capitalization                                                       $1,208,249          $1,263,568
------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Peoples Energy Corporation
-------------------------------------------------------------------------------------------------
For fiscal years ended September 30,                       1996           1995           1994
-------------------------------------------------------------------------------------------------
                                                                       (Thousands)
OPERATING ACTIVITIES:
Net Income                                              $ 103,438      $  62,154      $  74,399
Adjustments to reconcile net income to net cash:
   Depreciation and amortization                           70,635         66,408         64,684
   Deferred income taxes and investment tax
      credits - net                                        13,669         10,556        (11,334)
   Change in deferred credits and other liabilities        20,324         (9,522)       (24,846)
   Change in other assets                                 (47,029)        (1,607)       (19,753)
   Other                                                       85             63             41
   Change in current assets and liabilities:
      Receivables - net                                   (41,766)        16,875         36,427
      Accrued unbilled revenues                            (8,147)        (1,245)        10,116
      Materials and supplies                                  338          7,389          1,797
      Gas in storage                                       35,044         50,458         (6,000)
      Gas costs recoverable                               (13,715)         8,221         37,100
      Prepayments                                          (9,985)          (251)           390
      Accounts payable                                     45,595         (6,758)        (9,085)
      Customer gas service and credit deposits              1,813         (4,843)         2,344
      Accrued taxes                                         4,661           (776)         1,022
      Gas sales revenue refundable                        (65,581)        28,559         42,723
      Accrued interest                                     (2,001)          (146)         2,571
-------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                 107,378        225,535        202,596
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Capital expenditures of subsidiaries - construction       (85,620)       (95,941)       (87,218)
Other assets                                                2,063         (1,603)        (1,382)
Other capital investments                                  (2,827)          (123)           633
Other temporary cash investments                              200           (100)           100
Other long-term cash investments                               --          5,982           (601)
-------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                     (86,184)       (91,785)       (88,468)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Interim loans of subsidiaries - net                         1,725             --        (67,700)
Issuance of long-term debt of subsidiaries                     --         50,000        102,000
Trust fund - utility construction                              --         31,493        (27,250)
           - bond redemption                                  237           (237)            --
Retirement of long-term debt of subsidiaries              (98,810)       (54,201)        (4,000)
Redemption of preferred stock of subsidiaries                  --             --         (3,400)
Dividends paid on common stock                            (63,583)       (62,810)       (62,378)
Proceeds from issuance of common stock                        768            993          1,100
-------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                    (159,663)       (34,762)       (61,628)
-------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents     (138,469)        98,988         52,500
Cash and Cash Equivalents at Beginning of Year            176,239         77,251         24,751
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                $  37,770      $ 176,239      $  77,251
-------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           PEOPLES ENERGY CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A   Principles of Consolidation

     All subsidiaries are included in the consolidated financial statements.
All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1996 have been reclassified to conform with the current-year presentation.

1B   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1C   Concentration of Credit Risk

     Peoples Gas provides natural gas service to approximately 839,000 customers within the City. North Shore Gas provides natural gas service to about 137,000 customers within approximately 275 square miles in Northeastern Illinois.
Credit risk for each utility is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

     Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D   Revenue Recognition

     Gas sales revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

1E   Property, Plant and Equipment

     Property, plant and equipment is stated at original cost and includes appropriate amounts of payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

1F   Accounts Payable

     The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

1G   Maintenance and Depreciation

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

     The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

          For fiscal years ended September 30,    1996      1995      1994
          ------------------------------------    ----      ----      ----

          Peoples Gas                             3.6%      3.6%      3.6%
          North Shore Gas                         3.1       3.1       3.2
          Consolidated                            3.5       3.5       3.6

1H   Regulated Operations

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

     The following regulatory assets of subsidiaries were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1996 and 1995:

-------------------------------------------------------------------------------------
                                                                  1996           1995
-------------------------------------------------------------------------------------
                                                                      (Thousands)
Environmental costs, net of recoveries (see Note 3A)           $19,384        $18,349
Transition costs from pipeline supplier (see Note 2B)           40,438          8,000
Deferred interest on customer refunds                               --          2,512
Regulatory income tax assets (see Note 1I)                       4,339          3,680
Energy conservation plan expenses                                   --          1,136
Discount, premium, expenses, and loss on reacquired bonds        3,483          3,089
SNG plant - decommissioning                                     23,156          1,982
Other                                                              698            958
-------------------------------------------------------------------------------------
Total regulatory assets of subsidiaries                        $91,498        $39,706
-------------------------------------------------------------------------------------

1I   Income Taxes

     The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 10C.)

     Each Company within the consolidated group nets its income tax related regulatory assets and liabilities. At September 30, 1996 and 1995, net regulatory income tax assets recorded in Other Assets amounted to $4.3 million and $3.7 million, while net regulatory income tax liabilities recorded in Other Liabilities equaled $5.5 million and $5.9 million, respectively.

     Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

     The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J   Gas in Storage

     Storage injections are priced at the fiscal-year average of costs of natural gas purchased and produced. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1996 and 1995 exceeded the LIFO cost by approximately $91 million and $134 million, respectively.

1K   Statement of Cash Flows

     For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

     Income taxes and interest paid (excluding capitalized interest) were as follows:

          For fiscal years ended September 30,    1996      1995      1994
          ------------------------------------    ----      ----      ----
                                                       (Thousands)

          Income taxes paid                     $44,187   $16,448   $50,160
          Interest paid                          41,386    47,732    44,970

1L   Recovery of Gas Costs, Including Charges for Transition Costs

     Under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

     The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding Peoples Gas and North Shore Gas for fiscal years 1993 through 1996, are currently pending before the Commission.

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

FERC ORDER 636 COST RECOVERY. In 1994, the Commission issued orders concluding its investigation into the appropriate means of recovery by Illinois gas utilities of pipeline charges for FERC Order 636 transition costs. The orders provided for the full recovery of transition costs from Peoples Gas' and North Shore Gas' gas service customers. The Commission directed that, effective November 1, 1994, gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. In 1995, the Illinois Appellate Court affirmed the Commission's order. A group of industrial transportation customers has filed a petition with the Illinois Supreme Court for leave to appeal the Appellate Court's decision. If the Illinois Supreme Court accepts the appeal, any changes made by it to the Commission's orders would have a prospective effect only. (See Notes 1L and 2B.)

2B   FERC Orders 636, 636-A, and 636-B

     FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. There are four categories of such costs, the largest of which for Peoples Gas and North Shore Gas is GSR costs. The utilities are subject to charges for transition cost recovery by Natural. Charges by Natural for transition costs commenced on January 1, 1994. On September 29, 1994, the FERC approved a Stipulation and Agreement (Agreement) filed by Natural. The Agreement placed a cap on the amount of GSR costs recoverable by Natural from Peoples Gas and North Shore Gas. For Peoples Gas, that cap is approximately $103 million and for North Shore Gas, that cap is approximately $25 million. At the conclusion of the billing period under the Agreement (November 30, 1997), Natural must reconcile amounts collected under the Agreement with GSR costs it incurred. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At September 30, 1996, Peoples Gas and North Shore Gas have made payments of $70.3 million and $17.3 million, and have accrued an additional $32.7 million and $7.7 million, respectively, toward the caps.

     The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 1L and 2A.)


3.  ENVIRONMENTAL MATTERS

3A   Former Manufactured Gas Plant Operations

     The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Three of the Manufactured Gas Sites are discussed in more detail below. Peoples Gas and North Shore Gas, under the supervision of the IEPA, are conducting investigations of 29 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

     In 1990, North Shore Gas entered into an Administrative Order on Consent
(AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC) and Outboard Marine Corporation were each a potentially responsible party (PRP) under CERCLA with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

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

     The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site and an order directing Peoples Gas to remediate the site. Peoples Gas is contesting this suit.

     The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1996, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $19.4 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

     Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at September 30, 1996 have not been reduced to reflect recoveries from insurance carriers.

     Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At September 30, 1996, the subsidiaries had recovered $8 million of such costs through rates.

3B   Former  Mineral Processing Site in Denver, Colorado

     In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately
$31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

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

3C   Gasoline Release in Wheeling, Illinois

     In June 1995, North Shore Gas received a letter from the IEPA informing North Shore Gas that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is contesting this suit. Management does not believe the outcome of this suit will have a material adverse effect on financial position or results of operations of the Company or North Shore Gas.


4.  SNG PLANT CLOSING

     Peoples Gas has closed its synthetic gas-making plant located near Joliet, Illinois. The decision was made after a cost-benefit analysis was performed, which showed that, as of December 1, 1995, it would not be cost-effective to use the plant as a source of gas, given new, more economical supply arrangements to become effective on that date. Those supply arrangements were the result of initiatives undertaken by the utilities to restructure their gas supply portfolios in response to FERC Order 636. The rates approved by the Commission in Peoples Gas' most recent rate case reflect the annual effect of a five-year amortization of the undepreciated investment in the plant and decommissioning expenses. The plant closing did not have a material effect on financial position or results of operations of the Company or Peoples Gas.


5.  COVENANTS REGARDING RETAINED EARNINGS

     North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $66.6 million; accordingly, $55 million are available for dividends.


6.  DISTRICT ENERGY

     Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides heating and cooling services to McCormick Place under a long-term contract (Agreement) with the Metropolitan Pier and Exposition Authority (MPEA).

     The Company and Trigen Energy Corporation (Trigen) have provided a joint and several guarantee to the MPEA of the partnership's performance of its obligations under the Agreement. The guarantee covers all obligations of the partnership, including liabilities arising from an interruption of service to McCormick Place, insolvency of the partnership, or other partnership default. The guarantee is limited in the aggregate to $11 million, except for an additional $4 million to $8 million in the event of insolvency of the partnership or the installation (pursuant to enforcement of lender or MPEA remedies) of any other operator of the district energy plant in lieu of the partnership, and except for the partnership's obligations relating to the letter of credit in favor of the MPEA described in the following sentence and costs to the extent incurred by the MPEA in connection with the enforcement of obligations of the partnership or the guarantors. To secure its obligations under the Agreement, the partnership is obligated to provide, maintain, and reinstate a letter of credit upon which the MPEA can draw to pay its costs, expenses, and damages, up to $4 million per incident, principally in the event of the partnership's failure to cure timely an interruption of service.

     The partnership has obtained a $28 million construction and term loan to finance construction of a major portion of the project. After completion of construction of the project (expected in January 1997) and prior to January 1998, the construction loans will be converted to a term loan with a 20-year maturity. In connection with the financing, the Company, Trigen, and the partnership executed a Sponsors Support and Equity Contribution Agreement (Sponsors Support Agreement).

     Under the Sponsors Support Agreement, the Company and Trigen have certain contractual obligations to the lender that could require payment by each of the Company and Trigen of 50 per cent of the outstanding loan obligations upon the occurrence of certain events relating to material destruction of the project, condemnation of the project, purchase of the project by the MPEA pursuant to provisions of the Agreement and default by the partnership, the Company or Trigen of certain of their respective obligations to the MPEA.


7.  LONG-TERM LEASE

     In October 1993, Peoples Gas entered into a 15-year operating lease to relocate its headquarters office. The relocation was substantially completed in February 1995 prior to the expiration of the old lease.

     The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 per cent each year through the 10th year. Base rent in the 11th year is approximately $3.6 million with annual increases of 2 per cent each year through the 15th year. Rental expense is comparable with the former lease at Peoples Gas' previous headquarters location.

     Rental expenses under the lease arrangements were $6.5 million, $6.4 million, and $6.1 million for fiscal years 1996, 1995, and 1994, respectively.


8.  EXPIRATION OF STORAGE CONTRACTS

     Peoples Gas and North Shore Gas had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts in fiscal 1996, the utilities realized a gain, after income taxes, of approximately $8.9 million.


9.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

9A   Pension Benefits

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

     The Company also has non-qualified pension plans that provide employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

     Net pension cost for all plans for fiscal 1996, 1995, and 1994 included the following components:

----------------------------------------------------------------------------------------------------
                                                                  1996           1995           1994
----------------------------------------------------------------------------------------------------
                                                                            (Millions)
Service cost - benefits earned during year                       $13.7          $14.4          $15.8
Interest cost on projected benefit obligations                    32.6           29.9           30.0
Actual return on plan assets (gain) loss                         (68.8)         (85.0)         (15.0)
Net amortization and deferral                                     22.1           45.5          (25.5)
Settlement accounting                                             (7.7)            --             --
----------------------------------------------------------------------------------------------------
Net pension cost (credit)                                        $(8.1)         $ 4.8          $ 5.3
----------------------------------------------------------------------------------------------------

     In 1996, the Company recognized a net gain of $7.7 million from the settlement of portions of pension plan obligations.

     The calculation of pension cost assumed a long-term rate of return on assets of 8.5 per cent for 1996 and 7.5 per cent for 1995 and 1994. The settlement accounting cost was determined using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year.

     The following table shows the estimated funded status of the Company's pension plans at September 30, 1996 and 1995:

-------------------------------------------------------------------------------------
                                                                  1996           1995
-------------------------------------------------------------------------------------
                                                                       (Millions)
Plan assets at market value                                     $577.5         $578.0
-------------------------------------------------------------------------------------
Actuarial present value of plan benefits:
   Vested                                                        298.4          307.2
   Non-vested                                                     33.4           45.7
-------------------------------------------------------------------------------------
Accumulated benefit obligation                                   331.8          352.9
Effect of projected future compensation increases                 75.8          100.0
-------------------------------------------------------------------------------------
Projected benefit obligation                                     407.6          452.9
-------------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligation          169.9          125.1
Less:
   Unrecognized transition asset                                  23.7           27.2
   Unrecognized prior service cost                                (4.6)          (5.1)
   Unrecognized net gain                                         144.0          105.8
Recognition of non-qualified plan additional minimum liability    (1.9)            --
-------------------------------------------------------------------------------------
Accrued pension asset (liability)                               $  4.9         $ (2.8)
-------------------------------------------------------------------------------------

     The projected benefit obligation and plan assets at September 30, 1996 are based on a July 1 measurement date using a discount rate of 7.5 per cent, and assumed future compensation increases of 4.5 per cent per year. The projected benefit obligation and plan assets at September 30, 1995 are based on an October 1 measurement date using a discount rate of 7 per cent, and assumed future compensation increases of 5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

9B   Other Postretirement Benefits

     The Company and its subsidiaries also provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Companies. The plans are funded based upon actuarial
determinations and in consideration of tax regulations.   The Company accrues
the expected costs of such benefits during the employees' years of service.

     Net postretirement benefit cost for all plans for fiscal 1996, 1995, and 1994 included the following components:

----------------------------------------------------------------------------------------------------
                                                                  1996           1995           1994
----------------------------------------------------------------------------------------------------
                                                                            (Millions)
Service cost - benefits earned during year                      $  3.4         $  2.7         $  3.1
Interest cost on projected benefit obligation                      7.8            7.9            7.7
Actual return on plan assets (gain) loss                          (3.1)          (3.7)          (0.3)
Amortization of transition obligation                              4.9            4.9            4.9
Net amortization and deferral                                      1.2            2.5           (0.2)
----------------------------------------------------------------------------------------------------
Net postretirement benefit cost                                 $ 14.2         $ 14.3         $ 15.2
----------------------------------------------------------------------------------------------------

     The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 7.5 per cent for 1994 through 1996.

     Of the above total postretirement costs recognized for fiscal years 1996, 1995, and 1994, $6.2 million, $6.4 million, and $8.5 million, respectively, was funded through trust funds for future benefit payments.

     The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1996 and 1995:

-------------------------------------------------------------------------------------
                                                                  1996           1995
-------------------------------------------------------------------------------------
                                                                      (Millions)
Plan assets at market value                                     $ 35.6        $  32.6
-------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
   Retirees                                                       65.6           71.6
   Fully eligible active plan participants                        18.7           14.5
   Other active plan participants                                 31.8           26.9
-------------------------------------------------------------------------------------
Total APBO                                                       116.1          113.0
-------------------------------------------------------------------------------------
Excess (deficiency) of plan assets over the APBO                 (80.5)         (80.4)
Less:
   Unrecognized transition obligation
   (being amortized over 20 years)                               (83.8)         (88.8)
   Unrecognized net gain                                          11.9            7.6
Contributions: 7-1-96 to 9-30-96                                   8.1             --
-------------------------------------------------------------------------------------
Accrued postretirement benefit asset (liability)                $ (0.5)       $   0.8
-------------------------------------------------------------------------------------

     The total APBO and plan assets at September 30, 1996 are based on a July 1 measurement date using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year. The September 30, 1995 total APBO and plan assets are based on an October 1 measurement date using a discount rate of 6.5 per cent and assumed future compensation increases of 5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

     For measurement purposes, a health care cost trend rate of 9.6 per cent was assumed for fiscal 1997, and that rate thereafter will decline to 4.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1996, by $8.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.2 million annually.

10.  TAX MATTERS

10A  Provision  for Income Taxes

     Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:

-------------------------------------------------------------------------------------
For fiscal years ended September 30,               1996           1995           1994
-------------------------------------------------------------------------------------
                                                            (Thousands)
Current:
   Federal                                      $40,341        $18,328        $38,438
   State                                          8,534          3,323          8,419
-------------------------------------------------------------------------------------
   Total current income taxes                    48,875         21,651         46,857
-------------------------------------------------------------------------------------
Deferred:
   Federal                                       12,781          9,847         (8,582)
   State                                          3,551          2,917           (987)
-------------------------------------------------------------------------------------
   Total deferred income taxes                   16,332         12,764         (9,569)
-------------------------------------------------------------------------------------
Investment tax credits - net:
   Federal                                       (2,824)        (1,975)        (2,017)
   State                                            161            213            252
-------------------------------------------------------------------------------------
   Total investment tax credits - net            (2,663)        (1,762)        (1,765)
-------------------------------------------------------------------------------------
Total provision for income taxes                 62,544         32,653         35,523
Less - Included in operation expense                 85             97             98
-------------------------------------------------------------------------------------
Net provision for income taxes                  $62,459        $32,556        $35,425
-------------------------------------------------------------------------------------


10B  Tax Rate Reconciliation

     The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent times pre-tax book income) and the total provision for federal income tax expenses:

For fiscal years ended September 30,             1996                          1995                          1994
-------------------------------------------------------------------------------------------------------------------
                                               Per Cent                      Per Cent                      Per Cent
                                                  of                            of                            of
                                  Amount        Pre-tax         Amount        Pre-tax         Amount        Pre-tax
                                  (000's)       Income          (000's)       Income          (000's)       Income
-------------------------------------------------------------------------------------------------------------------
Computed federal income
   tax expense                   $53,808          35.00        $30,924          35.00        $35,783          35.00
Amortization of investment
   tax credits                    (2,824)         (1.84)        (1,975)         (2.24)        (2,017)         (1.97)
Amortization of deferred taxes      (823)         (0.54)          (932)         (1.05)        (1,951)         (1.91)
Nontaxable-tax settlement             --             --         (1,965)         (2.22)        (1,965)         (1.92)
Other, net                           137           0.09            148           0.17         (2,011)         (1.97)
-------------------------------------------------------------------------------------------------------------------
Total provision for federal
   income taxes                  $50,298          32.71        $26,200          29.66        $27,839          27.23
-------------------------------------------------------------------------------------------------------------------

10C  Deferred Income Taxes

     Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

-------------------------------------------------------------------------------------
At September 30,                                                  1996           1995
-------------------------------------------------------------------------------------
                                                                      (Thousands)
Deferred tax liabilities:
   Property - accelerated depreciation and
     other property related items                             $236,919       $230,542
   Other                                                        25,129          8,745
-------------------------------------------------------------------------------------
   Total deferred income tax liabilities                       262,048        239,287
-------------------------------------------------------------------------------------
Deferred tax assets:
   Unamortized investment tax credits                          (14,056)       (15,124)
   Uncollectible accounts                                      (10,562)        (7,706)
   Other                                                        (6,482)        (8,033)
-------------------------------------------------------------------------------------
   Total deferred income tax assets                            (31,100)       (30,863)
-------------------------------------------------------------------------------------
Net deferred income tax liabilities                           $230,948       $208,424
-------------------------------------------------------------------------------------

10D  Income Tax Settlement

     On September 30, 1993, the Company received notification from the IRS that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 of approximately $28 million, or $21.6 million after income taxes. Both Peoples Gas and North Shore Gas received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize its portion of the settlement amount in income for fiscal years 1994 and 1995. Each utility represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994. The regulatory treatment of the IRS settlement having been resolved in November 1993, Peoples Gas and North Shore Gas together included $14 million, or $10.8 million after income taxes, in income in 1994. The amount after income taxes was included in Other Income - Miscellaneous. At September 30, 1994, approximately $14 million was included in Deferred Credits and Other
Liabilities - Other.

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


11.  ASSETS SUBJECT TO LIEN

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

12.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS

For fiscal years ended September 30,                              1996           1995           1994
----------------------------------------------------------------------------------------------------
                                                                           (Thousands)
Amortization of net gain on sale of Peoples Gas Building       $    --         $  576        $ 1,151
Interest on amounts recoverable from customers                     224            119          2,495
Income tax settlement (see Note 10D)                                --             --         14,164
Gain on expiration of gas storage contracts (see Note 8)        14,810             --             --
Amortization of gain (loss) on reacquired bonds                   (120)           240            273
Other                                                             (531)           268           (239)
----------------------------------------------------------------------------------------------------
Total other income and deductions - miscellaneous              $14,383         $1,203        $17,844
----------------------------------------------------------------------------------------------------


13.  CAPITAL COMMITMENTS

     Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 1996, amounted to approximately $4.1 million.


14.  SHORT-TERM BORROWINGS AND CREDIT LINES

At September 30,                                                  1996           1995
-------------------------------------------------------------------------------------
                                                                      (Thousands)
Bank Loans
Peoples Gas
   8.75% due November 6, 1995                               $       --     $      900
   8.25% due February 11, 1997                                     700             --
-------------------------------------------------------------------------------------
Commercial Paper
North Shore Gas
   due October 1, 1996                                      $    1,925     $       --
-------------------------------------------------------------------------------------
Available lines of credit
   Unused bank lines                                        $  126,775     $  130,150
-------------------------------------------------------------------------------------


     Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

     At September 30, 1996 and 1995, the utility subsidiaries had combined lines of credit totaling $129.4 million and $131.1 million, respectively. Of these totals, North Shore Gas could borrow up to $30 million. Agreements covering $92 million of the total at September 30, 1996 will expire on June 25, 1997; the agreement covering the remaining $37.4 million will expire on January 31, 1998. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 15A.) Payment for the lines of credit is by fee.

15.  LONG-TERM DEBT

15A  Interest-Rate Adjustments

     The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1996, have been remarketed. The interest rate on such bonds is 3.95 per cent for the period October 1, 1996, through September 30, 1997.

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

     Peoples Gas classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company which has since been extended to January 31, 1998. (See
Note 14.)

15B  Bonds Redeemed

     On December 29, 1995, Peoples Gas redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First and Refunding Mortgage Bonds.

     On February 1, 1996, North Shore Gas redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of North Shore Gas.

15C  Sinking Fund Requirements and Maturities of Subsidiaries

     At September 30, 1996, long-term debt sinking fund requirements and maturities for the next five years are:

                                      Peoples             North
Fiscal Year                             Gas             Shore Gas        Consolidated
-------------------------------------------------------------------------------------
                                                       (Thousands)
  1997                               $     --             $    --            $     --
  1998                                     --                  --                  --
  1999                                     --                  --                  --
  2000                                 10,400                  --              10,400
  2001                                     --                  --                  --

15D  Fair Value of Financial Instruments

     At September 30, 1996, the carrying amount of the Company's long-term debt of $527.1 million had an estimated fair value of $561.9 million. At September 30, 1995, the carrying amount of the Company's long-term debt of $621.9 million had an estimated fair value of $660.4 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments would not be realized by the Company's shareholders. The carrying amount of all other financial instruments approximates fair value.


16.  PREFERRED STOCK

     The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 1996.


17.  COMMON STOCK

For fiscal years ended September 30,                            1996           1995           1994
----------------------------------------------------------------------------------------------------
Shares outstanding - beginning of year                      34,913,426     34,868,069     34,822,842
Shares issued:
   Employee Stock Purchase Plan                                 21,516         32,221         35,570
   Long-Term Incentive Compensation Plan                       110,700         16,650         13,345
   Other Deferred Compensation Plans                             1,471          1,367          1,278
Shares reacquired                                              (86,714)        (4,881)        (4,966)
----------------------------------------------------------------------------------------------------
Shares outstanding - end of year                            34,960,399     34,913,426     34,868,069
----------------------------------------------------------------------------------------------------

Shares Reserved               At September 30,                  1996           1995           1994
----------------------------------------------------------------------------------------------------
Direct Purchase and Investment Plan                          1,500,000      1,036,891      1,036,891
Employee Stock Purchase Plan                                   997,997       1,019,51     31,051,734
Long-Term Incentive Compensation Plan                          741,930        852,630        469,280
----------------------------------------------------------------------------------------------------
Total shares reserved                                        3,239,927      2,909,034      2,557,905
----------------------------------------------------------------------------------------------------

                                                                                            Stock
                                                                        Non-Qualified   Appreciation
Long-Term Incentive Compensation Plan                      Price Range  Stock Options   Rights (SARs)
-----------------------------------------------------------------------------------------------------
Outstanding at September 30, 1993                         $25.69-30.38         64,400         64,400
----------------------------------------------------------------------------------------------------
Granted                                                   $      30.88         52,700         52,700
Exercised                                                        30.38         (1,200)        (1,200)
----------------------------------------------------------------------------------------------------
Outstanding at September 30, 1994                         $25.69-30.88        115,900        115,900
----------------------------------------------------------------------------------------------------
Granted                                                   $      25.69         71,500         71,500
Exercised                                                           --             --             --
----------------------------------------------------------------------------------------------------
Outstanding at September 30, 1995                         $25.69-30.88        187,400        187,400
----------------------------------------------------------------------------------------------------
Granted                                                   $      27.50         90,200         90,200
Exercised                                                  25.69-30.88        (92,500)       (88,700)
Forfeited                                                        27.50         (5,300)        (5,300)
----------------------------------------------------------------------------------------------------
Outstanding at September 30, 1996                         $25.69-30.88        179,800        183,600
----------------------------------------------------------------------------------------------------

     Restricted stock awards granted to officers of the company during the last three fiscal years are as follows: 1996, 18,200 shares; 1995, 16,650 shares; and 1994, 12,625 shares. At September 30, 1996, there were 562,130 shares available for future grant under options or restricted stock awards. At September 30, 1996, there were 664,050 SARs available for future grant.


18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The fluctuation in quarterly results is primarily due to the seasonal nature of the gas distribution business. The first three quarters of fiscal 1996 include weather that was 34 per cent, 12 per cent, and 26 per cent colder than the respective similar prior quarters. Also, results for all four quarters of fiscal 1996 reflect the positive impact of the Commission approved rate orders. (See Note 2A.) The fiscal 1995 portion of an IRS settlement was amortized to operation expense over that entire year. (See Note 10D.)

                                                                             Earnings
                               Operating      Operating                      Per
Fiscal Quarters                Revenues       Income        Net Income       Share
-------------------------------------------------------------------------------------
                                  (Thousands, except per-share amounts)
1996
   Fourth                       $133,996        $(1,877)      $ (8,940)       $  (.26)
   Third                         248,500         19,474         14,247            .41
   Second                        498,556         69,663         62,015           1.77
   First                         317,605         45,154         36,116           1.03

-------------------------------------------------------------------------------------
1995
   Fourth                       $114,705        $(1,918)      $(13,355)       $ (0.38)
   Third                         187,187         16,330          4,563           0.13
   Second                        424,386         57,953         45,819           1.31
   First                         307,123         36,221         25,127           0.72

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 27, 1996, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 28, 1997. Such information is incorporated herein by reference.

     Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."


ITEM  11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy Statement, to be filed with the SEC on or about December 27, 1996, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 28, 1997. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December 27, 1996, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 28, 1997. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)  1.   Financial Statements:                                             Page
                                                                            ----

          See Part II, Item 8.                                               20

     2.   Financial Statement Schedules:

          Schedule
          Number
          --------
            VIII    Valuation and Qualifying Accounts                        46

     3.   Exhibits:

          See Exhibit Index on page 48.

(b)  Reports on Form 8-K filed during the final quarter of fiscal year 1996:

          None.

                                                                  SCHEDULE  VIII

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                   (Thousands)

                Column A                                Column B            Column C            Column D            Column E
----------------------------------------                --------            --------            --------            --------
                                                                            Additions          Deductions
                                                                            ---------          ----------
                                                                             Charged         Charges for the
                                                         Balance            to costs      purpose for which the      Balance
                                                      at beginning             and        reserves or deferred      at end of
               Description                              of period           expenses      credits were created       period
----------------------------------------              ------------          ---------     ---------------------     ---------

                                          Fiscal Year Ended September 30, 1996
                                          ------------------------------------
RESERVES (deducted from assets in
     balance sheet):
   Uncollectible items                                   $19,013             $28,146             $20,948             $26,211


                                          Fiscal Year Ended September 30, 1995
                                          ------------------------------------

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

                                        PEOPLES ENERGY CORPORATION

Date:  December 19, 1996                By:  /s/  RICHARD E. TERRY
       -----------------                   -------------------------------------
                                                  Richard E. Terry
                                             Chairman of the Board and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 1996.

 /s/  RICHARD E. TERRY                  Chairman of the Board and Chief
----------------------                    Executive Officer and Director
Richard E. Terry                          (Principal Executive Officer)

 /s/  KENNETH S. BALASKOVITS            Vice President and Controller
----------------------------              (Principal Financial and Accounting
Kenneth S. Balaskovits                    Officer)

  /s/  J. BRUCE HASCH                   Director
---------------------
J. Bruce Hasch

 /s/  MICHAEL S. REEVES                 Director
-----------------------
Michael S. Reeves

 /s/  PASTORA SAN JUAN CAFFERTY         Director
-------------------------------
Pastora San Juan Cafferty

 /s/  FRANKLIN A. COLE                  Director
----------------------
Franklin A. Cole

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

 /s/  EARL L. NEAL                      Director
------------------
Earl L. Neal

 /s/  RICHARD P. TOFT                   Director
---------------------
Richard P. Toft

 /s/  ARTHUR R. VELASQUEZ               Director
-------------------------
Arthur R. Velasquez

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX


(a)  The exhibits listed below are filed herewith and made a part hereof:

     Exhibit
     Number                  Description of Document
     -------     ---------------------------------------------------------------

     3(a)        Amendment to the By-Laws of the Registrant, dated May 1, 1996.

     3(b)        Amendment to the By-Laws of the Registrant, dated August 7,
                 1996.

     3(c)        By-Laws of the Registrant, as amended, dated August 7, 1996.

     10(a) Firm Transportation Service Agreement under Rate Schedule FTS-1 between Peoples Gas and ANR Pipeline Company, dated as of September 20, 1995.

     10(b) Firm Transportation Service Agreement under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of February 21, 1996.

     10(c) Firm Transportation Service Agreement under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of February 21, 1996.

     10(d) Firm Transportation Service Agreement under Rate Schedule FTS-1 between North Shore Gas and ANR Pipeline Company, dated as of October 25, 1995.

     23 Arthur Andersen LLP consent to incorporation by reference in Registration Statement Nos. 2-82760, 2-88307, 33-6369, and 33-
                 63193.

     27          Financial Data Schedule

     99 Form 11-K for the Employee Stock Purchase Plan of the Registrant for the fiscal year ended September 30, 1996.

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

     3(d) Articles of Incorporation of the Registrant, as amended on March 3, 1995 (Registrant Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)).

     4(a) The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples) by Indenture dated March 1, 1928 (Peoples - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples - Form 8-K for the year 1936, Exhibit B-6f); Supplemental

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     4(a)        Indenture dated as of March 10, 1950 (Peoples - Form 8-K for
     cont.       the month of March cont.1950, Exhibit B-6i); Supplemental
                 Indenture dated as of June 1, 1951 (Peoples - File No. 2-8989,
                 Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of July 15, 1966 (Peoples - Form 8-K for the month of July
                 1966, Exhibit 2); Supplemental Indenture dated as of August 15,
                 1967 (Peoples - File No. 2-26983, Post-Effective, Exhibit 2-4);
                 Supplemental Indenture dated as of September 15, 1970 (Peoples
                 - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental
                 Indenture dated as of April 1, 1972 (Peoples - File No. 2-
                 43367, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of July 15, 1973 (Peoples - File No. 2-48430, Exhibit
                 4-2); Supplemental Indenture dated as of June 1, 1984, and
                 Supplemental Indenture dated as of October 1, 1984 (Peoples -
                 Form 10-K for fiscal year ended September 30, 1984, Exhibits 4-
                 1, 4-2 and 4-3, respectively); Supplemental Indentures dated
                 March 1, 1985,  (Peoples - Form 10-K for fiscal year ended
                 September 30, 1985, Exhibits 4-1, 4-2, 4-3, 4-4, respectively);
                 Supplemental Indenture dated May 1, 1990 (Peoples - Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4);
                 Supplemental Indenture dated as of April 1, 1993 (Peoples -
                 Form 8 dated as of May 5, 1993, Exhibit 1); Supplemental
                 Indenture dated as of December 1, 1993 (Peoples - Form 10-Q for the quarterly period ended December 31, 1993, Exhibits 4(a) and 4(b)).

     4(b) North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Sixth Supplemental Indenture dated as of October 1, 1973 (North Shore) - Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-3); Seventh Supplemental Indenture dated as of February 15, 1977 (North Shore - Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-4; Eighth Supplemental Indenture dated as of September 15, 1980 (North Shore - Form 10-K for the fiscal year ended September 30, 1980, Exhibit 4-
                 5); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of November 1, 1990 (North Shore - Form S-3 Registration Statement No. 33-37332, Exhibit 4b); and Eleventh Supplemental Indenture dated as of October 1, 1992 (North Shore - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4): Twelfth Supplemental Indenture dated as of April 1, 1993 (North Shore - Form 8-K dated April 23, 1993, Exhibit 4).

     10(e) Firm Transportation Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1993 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(d)). Trust Under Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, Part A and Part B, of the Registrant, effective September 25, 1995.

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     10(e)       (Registrant Form 10-K for fiscal year ended September 30, 1995,
     cont.       Exhibit 10(a)); cont. ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994.
                 (Registrant Form 10-K for fiscal year ended September 30, 1995,
                 Exhibit 10(b)); FSS Service Agreement between Peoples Gas and
                 ANR Pipeline Company, dated September 21, 1994.  (Registrant
                 Form 10-K for fiscal year ended September 30, 1995, Exhibit
                 10(c)); Storage Rate Schedule NSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated October 19,
                 1995.  (Registrant Form 10-K for fiscal year ended September
                 30, 1995, Exhibit 10(d)); Transportation Rate Schedule FTS
                 Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated October 19, 1995.  (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(e)); Storage
                 Rate Schedule DSS Agreement between Peoples Gas and Natural Gas
                 Pipeline Company of America, dated December 1, 1995.
                 (Registrant Form 10-K for fiscal year ended September 30, 1995,
                 Exhibit 10(f)); Transportation Rate Schedule FTS Agreement
                 between Peoples Gas and Natural Gas Pipeline Company of
                 America, dated December 1, 1995.  (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(g)); Firm
                 Transportation Service Agreement Under Rate Schedule FT between
                 Peoples Gas and Trunkline Gas Company, dated as of April 1,
                 1995.  (Registrant Form 10-K for fiscal year ended
                 September 30, 1995, Exhibit 10(h)); Quick Notice Transportation
                 Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995.
                 (Registrant Form 10-K for fiscal year ended September 30, 1995,
                 Exhibit 10(i)); Quick Notice Transportation Service Agreement
                 Under Rate Schedule QNT between Peoples Gas and Trunkline Gas
                 Company, dated as of December 1, 1995.  (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(j)); ETS
                 Service Agreement between North Shore Gas and ANR Pipeline
                 Company, dated September 21, 1994.  (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(k)); FSS
                 Service Agreement between North Shore Gas and ANR Pipeline
                 Company, dated September 21, 1994.  (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(l));
                 Transportation Rate Schedule FTS Agreement between North Shore
                 Gas and Natural Gas Pipeline Company of America, dated
                 September 22, 1995.  (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(m)); Storage Rate Schedule
                 NSS Agreement between North Shore Gas and Natural Gas Pipeline
                 Company of America, dated October 19, 1995.    (Registrant Form
                 10-K for fiscal year ended September 30, 1995, Exhibit 10(n));
                 Transportation Rate Schedule FTS Agreement between North Shore
                 Gas and Natural Gas Pipeline Company of America, dated October
                 19, 1995.  (Registrant Form 10-K for fiscal year ended
                 September 30, 1995, Exhibit 10(o)); Storage Rate Schedule DSS
                 Agreement between North Shore Gas and Natural Gas Pipeline
                 Company of America, dated December 1, 1995.  (Registrant Form
                 10-K for fiscal year ended September 30, 1995, Exhibit 10(p)).

               PEOPLES ENERGY CORPORATION AND SUBSIDIARY COMPANIES

     10(f) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Registrant Form 10-Q for the quarterly period ended December 31, 1993,
                 Exhibit 10(a)).

     10(g) Construction Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(f)); Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(g)).

     10(h) Short-Term Incentive Compensation Plan of the Registrant, as amended on December 7, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(a)); Executive Deferred Compensation Plan of the Registrant, effective October 1, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(b)); Supplemental Retirement Benefit Plan, Part A, Part B and Part C, of the Registrant, effective December 7, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(c)); Long-Term Incentive Compensation Plan (File No. 33-63193, Form S-8 filed on October 4, 1995).

     21 Subsidiaries of the Registrant (Registrant Form 10-K for the fiscal year ended September 30, 1982, Exhibit 22).