Form 10-Q
period 1996-12-31
PEOPLES ENERGY CORP
filed 1997-02-12
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
   (Mark One)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,981,497 shares of Common Stock, without par value, outstanding at January 31, 1997.

                      PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                        Peoples Energy Corporation
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                   Three Months Ended        Twelve Months Ended
                                       December 31,             December 31,
                                   -------------------       -------------------
                                     1996        1995         1996         1995
                                     ----        ----         ----         ----
                                        (Thousands, except per-share amounts)
OPERATING REVENUES:
  Gas sales                        $343,301    $275,173   $1,124,897   $  901,659
  Transportation                     38,929      39,270      128,535      129,332
  Other                               4,918       3,162       14,768       12,892
                                   --------    --------   ----------   ----------
   Total Operating Revenues         387,148     317,605    1,268,200    1,043,883
                                   --------    --------   ----------   ----------
OPERATING EXPENSES:
  Gas costs                         188,594     129,871      588,598      441,220
  Operation                          54,159      54,129      220,328      204,501
  Maintenance                        11,526      10,055       47,113       42,363
  Depreciation and amortization      18,451      16,655       72,430       66,545
  Taxes - Income                     23,344      21,512       58,452       36,888
        - State & local revenue      39,295      33,765      126,702      112,239
        - Other                       5,027       5,073       21,956       21,759
                                   --------    --------   ----------   ----------
   Total Operating Expenses         340,396     271,060    1,135,579      925,515
                                   --------    --------   ----------   ----------
OPERATING INCOME                     46,752      46,545      132,621      118,368
                                   --------    --------   ----------   ----------
OTHER INCOME AND (DEDUCTIONS):
  Interest income                       515       2,654        3,282       11,361
  Interest on long-term debt
   of subsidiaries                   (8,927)    (10,951)     (35,803)     (45,812)
  Other interest expense               (915)     (1,998)      (4,030)      (8,081)
  Income taxes                          (81)        926       (6,846)      (2,364)
  Miscellaneous - net                   146      (1,060)      15,588         (329)
                                   --------    --------    ---------     --------
   Total Other Income
     and Deductions                  (9,262)    (10,429)     (27,809)     (45,225)
                                   --------    --------    ---------     --------
NET INCOME                         $ 37,490    $ 36,116    $ 104,812     $ 73,143
                                   ========    ========    =========     ========
Average Shares of Common
  Stock Outstanding                  34,973      34,928       34,954       34,913
Earnings Per Share of
  Common Stock                     $   1.07    $   1.03    $    3.00     $   2.10
                                   ========    ========    =========     ========
Dividends Declared Per Share       $   0.46    $   0.45    $    1.84     $   1.80
                                   ========    ========    =========     ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS
                                                December 31,                 December 31,
                                                   1996        September 30,   1995
                                                (Unaudited)        1996      (Unaudited)
                                                -----------    ------------  -----------
                                                                (Thousands)
PROPERTIES AND OTHER ASSETS
---------------------------
CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                                $2,058,831   $2,046,156   $1,999,439
     Less - Accumulated depreciation                  678,801      665,077      635,123
                                                   ----------   ----------   ----------
       Net property, plant and equipment            1,380,030    1,381,079    1,364,316
Other  investments                                     13,794       12,348       10,391
                                                   ----------   ----------   ----------
     TOTAL CAPITAL INVESTMENTS - NET                1,393,824    1,393,427    1,374,707
                                                   ----------   ----------   ----------
CURRENT ASSETS:
Cash                                                    8,838        4,684        5,938
Cash equivalents                                       16,845       33,086       27,399
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $27,329,
       $26,211, and $18,447, respectively             137,503       68,675      130,437
   Other                                               25,330       32,399        7,905
Accrued unbilled revenues                              90,766       29,314       68,731
Materials and supplies, at average cost                17,408       16,128       16,242
Gas in storage, at last-in, first-out cost             78,496       65,502      105,367
Gas costs recoverable through rate adjustments         41,951       19,920        4,988
Prepayments                                            16,836       12,287        1,727
Other                                                     900          900        1,100
                                                   ----------   ----------   ----------
     TOTAL CURRENT ASSETS                             434,873      282,895      369,834
                                                   ----------   ----------   ----------
OTHER ASSETS:
Regulatory assets of subsidiaries                      81,931       91,498       71,449
Deferred charges                                       18,108       15,930       15,048
                                                   ----------   ----------   ----------
     TOTAL OTHER ASSETS                               100,039      107,428       86,497
                                                   ----------   ----------   ----------
       TOTAL PROPERTIES AND OTHER ASSETS           $1,928,736   $1,783,750   $1,831,038
                                                   ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation
                        CONSOLIDATED BALANCE SHEETS
                                                  December 31,               December 31,
                                                      1996     September 30,     1995
                                                  (Unaudited)      1996      (Unaudited)
                                                  -----------  ------------  -----------
                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,979,929, 34,960,399,
         and 34,937,321 shares, respectively        $  278,282  $  277,881  $  277,629
   Retained earnings                                   424,704     403,304     384,976
                                                    ----------  ----------  ----------
       Total Common Stockholders' Equity               702,986     681,185     662,605
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year                  527,039     527,064     527,104
                                                    ----------  ----------  ----------
       TOTAL CAPITALIZATION                          1,230,025   1,208,249   1,189,709
                                                    ----------  ----------  ----------
CURRENT LIABILITIES:
Interim loans of subsidiaries                           29,025       2,625      12,025
Accounts payable                                       200,783     147,972     161,827
Dividends payable on common stock                       16,091      16,082      15,722
Customer gas service and credit deposits                40,728      42,390      43,897
Sinking fund payments and maturities,
   due within one year -
     Long-term debt of subsidiaries                         --          --       8,000
Accrued taxes                                           72,420      32,821      63,291
Gas sales revenue refundable through
   rate adjustments                                     15,818      13,921      52,032
Accrued interest                                         7,155      10,796       7,303
Temporary LIFO liquidation credit                        1,603          --       1,389
                                                    ----------  ----------  ----------
        TOTAL CURRENT LIABILITIES                      383,623     266,607     365,486
                                                    ----------  ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily
   accelerated depreciation                            234,882     230,948     211,899
Investment tax credits being amortized
   over the average lives of related property           35,032      35,439      36,638
Other                                                   45,174      42,507      27,306
                                                    ----------  ----------  ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                            315,088     308,894     275,843
                                                    ----------  ----------  ----------
       TOTAL CAPITALIZATION AND LIABILITIES         $1,928,736  $1,783,750  $1,831,038
                                                    ==========  ==========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                         Peoples Energy Corporation
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                 Three Months Ended
                                                                     December 31,
                                                                 ------------------
                                                                 1996          1995
                                                                 ----          ----
                                                                     (Thousands)
OPERATING ACTIVITIES:
  Net Income                                                   $ 37,490     $ 36,116
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                18,451       16,655
    Deferred income taxes and investment tax credits - net        1,379           79
    Change in deferred credits and other liabilities              4,816          864
    Change in other assets                                        5,986      (31,017)
    Other                                                            --           19
    Change in current assets and liabilities:
     Receivables - net                                          (61,759)     (79,729)
     Accrued unbilled revenues                                  (61,452)     (47,564)
     Materials and supplies                                      (1,280)         224
     Gas in storage                                             (12,994)      (4,821)
     Gas costs recoverable                                      (22,031)       1,217
     Accounts payable                                            52,811       59,450
     Customer gas service and credit deposits                    (1,662)       3,320
     Accrued taxes                                               39,599       35,132
     Gas sales revenue refundable                                 1,897      (27,470)
     Accrued interest                                            (3,641)      (5,494)
     Temporary LIFO liquidation credit                            1,603        1,389
     Prepayments                                                 (4,549)         575
                                                               --------     --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (5,336)     (41,055)
                                                               --------     --------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction           (15,874)     (19,784)
  Other assets                                                      632       12,583
  Other capital investments                                      (2,203)         (43)
                                                               --------     --------
  NET CASH USED IN INVESTING ACTIVITIES                         (17,445)      (7,244)
                                                               --------     --------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                            26,400       11,125
  Trust fund - bond redemption                                       --          237
  Retirement of long-term debt of subsidiaries                      (25)     (90,770)
  Dividends paid on common stock                                (16,082)     (15,711)
  Proceeds from issuance of common stock                            401          516
                                                               --------     --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            10,694      (94,603)
                                                               --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (12,087)    (142,902)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 37,770      176,239
                                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 25,683     $ 33,337
                                                               ========     ========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                    Peoples Energy Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation, Peoples Energy Resources Corp., and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

2A     Use of Estimates

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

2B    Revenue Recognition

  Gas sales revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

2C Regulated Operations

   Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in revenues.

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

2E Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the three months
         ended December 31,          1996          1995
         -----------------------------------------------
                                         (Thousands)
         Income taxes paid        $  3,877      $  1,451
         Interest paid              13,201        16,946


2F Recovery of Gas Costs, Including Charges for Transition Costs

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

   The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for fiscal years 1995 and 1996 are currently pending before the Commission.

   Pursuant to Federal Energy Regulatory Commission (FERC) Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 3A and 3B.)

3.  RATES AND REGULATION

3A Utility Rate Proceedings

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

FERC Order 636 Cost Recovery. In 1994, the Commission issued orders providing for the full recovery of pipeline charges for FERC Order 636 transition costs from Peoples Gas' and North Shore Gas' gas service customers. The Commission directed that gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. A group of industrial transportation customers has filed a petition with the Illinois Supreme Court appealing the Commission's orders. If the Illinois Supreme Court accepts the appeal, any changes made by it to the Commission's orders would have a prospective effect only. (See Notes 2F and 3B.)

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The utilities are subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the utilities for GSR transition costs (the largest category of such costs for Peoples Gas and North Shore Gas) are subject to a cap of approximately $103 million for Peoples Gas and $25 million for North Shore Gas. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At December 31, 1996, Peoples Gas and North Shore Gas have made payments of $76.8 million and $18.8 million, and have accrued an additional $26.2 million and $6.2 million, respectively, toward the caps.

   The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2F and 3A.)

4.  ENVIRONMENTAL MATTERS

4A Former Manufactured Gas Plant Operations

   The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Three of the Manufactured Gas Sites are discussed in more detail below. Peoples Gas and North Shore Gas, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of 29 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1996, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.4 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

  Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with their five Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers'

breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at December 31, 1996 have not been reduced to reflect recoveries from insurance carriers.

  Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At December 31, 1996, the subsidiaries had recovered $10.2 million of such costs through rates.

4B Former Mineral Processing Site in Denver, Colorado

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

4C Gasoline Release in Wheeling, Illinois

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

5.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $69.6 million; accordingly, $58 million are available for the payment of cash dividends and the purchase or redemption of capital stock.

6.  EXPIRATION OF GAS STORAGE CONTRACTS

   Peoples Gas and North Shore Gas had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the utilities realized a gain, after income taxes, of approximately $8.9 million for the 12 months ended December 31, 1996.

7.  TAX MATTERS

   On September 30, 1993, the Company received notification from the Internal Revenue Service (IRS) that settlement of past income tax returns had been reached for fiscal years 1978 through 1990. The IRS settlement resulted in payments of principal and interest to the Company in 1994 in total amount of approximately $28 million, or $21.6 million after income taxes. Both Peoples Gas and North Shore Gas received regulatory authorization to defer the recognition of the settlement amount in income for fiscal year 1993, and to recognize their respective portions of the settlement amount in income for fiscal years 1994 and 1995. Each utility represented to the Commission that, having received this accounting authorization, it would not file a request for an increase in base rates before December 1994.

   As a result of the Commission's accounting authorization, Peoples Gas and North Shore Gas amortized to operation expense approximately $9.8 million, or $7.5 million after income taxes, for the 12 months ended December 31, 1995. The effect was to offset increases in costs that the utilities would incur during the period.

8.  LONG-TERM DEBT

8A Interest-Rate Adjustments

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

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1996, have been remarketed. The interest rate on such bonds is 3.70 per cent for the period December 1, 1996, through November 30, 1997.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company, which has since been extended to January 31, 1999.

8B Bonds Redeemed

   On December 29, 1995, Peoples Gas redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Refunding
Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First and Refunding Mortgage Bonds.

   On February 1, 1996, North Shore Gas redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of North Shore Gas.

Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income increased $1.4 million, to $37.5 million, for the current three-month period, due mainly to rate increases that went into effect on November 14, 1995 for Peoples Gas and North Shore Gas (see Note 3A of the Notes to Consolidated Financial Statements). In addition, net income benefited from increased other operating revenues, lower pension expenses, and reduced interest expense. These increases were partially offset by higher provisions for depreciation and amortization expense and for uncollectible accounts as well as lower interest income and a decline in natural gas deliveries arising principally from energy conservation measures.

   Net income increased $31.7 million, to $104.8 million, for the current 12-month period, due primarily to the full calendar year's effect of the aforementioned rate increases and to weather that was 8 per cent colder than in the year-ago period. In addition, net income benefited from a one-time gain associated with the expiration of certain natural gas storage contracts (see Note 6 of the Notes to Consolidated Financial Statements), lower pension expenses, and reduced interest expense. These increases were partly offset by higher operation and depreciation and amortization expenses, the prior period's recognition of a federal income tax settlement (see Note 7 of the Notes to Consolidated Financial Statements), and lower interest income.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:
                                        Three Months Ended     12 Months Ended
                                         December 31, 1996     December 31,1996
                                        Increase/(Decrease)   Increase/(Decrease)
                                         from Prior Period      from Prior Period
                                        ------------------    -------------------
(Thousands of dollars)                    Amount  Per Cent      Amount  Per Cent
---------------------------------------------------------------------------------
Net operating revenues (a)                $5,290      3.4       $62,476   12.7
Operation and maintenance expenses         1,501      2.3        20,577    8.3
Depreciation and amortization expense      1,796     10.8         5,885    8.8
Income taxes                               1,832      8.5        21,564   58.5
Other income and deductions               (1,167)   (11.2)      (17,416) (38.5)
Net Income                                 1,374      3.8        31,669   43.3
---------------------------------------------------------------------------------

(a) Operating revenues, net of gas costs and revenue taxes.


Net Operating Revenues

   Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the subsidiaries' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the subsidiaries. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2F of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the State and various municipalities.

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

   Net operating revenues increased $5.3 million, to $159.3 million, for the current three-month period, due mainly to the effect of the aforementioned rate increases which improved net operating revenues by $4.6 million ($2.8 million after income taxes). Also, net operating revenues increased $1.9 million for environmental costs recovered through rates and the sale of interests in certain oil and gas rights ($863,000). These increases were partly offset by a reduction in natural gas deliveries reflecting customer conservation measures.

   Net operating revenues increased $62.5 million, to $552.9 million, for the current 12-month period, due primarily to the impact of the rate increases that amounted to $31.8 million ($19.2 million after income taxes). Also, weather that was 8 per cent colder than the comparable prior period improved net operating revenues by about $13.2 million ($8 million after income taxes).

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $1.5 million, to $65.7 million, for the current three-month period, due mainly to increases of $1.5 million for the provision for uncollectible accounts, which resulted largely from greater sales revenues, and $1.9 million for environmental costs recovered through rates.
These increases were partially offset by decreased pension expenses of $1.3 million, primarily resulting from changes in actuarial assumptions.

   Operation and maintenance expenses increased $20.6 million, to $267.4 million, for the current 12-month period, due principally to the reduction of expense of $9.8 million resulting from the prior period's recognition of an IRS settlement. (See Note 7 of the Notes to Consolidated Financial Statements.) Also, the provision for uncollectible accounts increased $6.4 million, due mostly to higher sales revenues attributable to colder weather and increased rates. In addition, increases between periods resulted from maintenance of mains ($4.7 million), environmental costs recovered through rates ($5.1 million), reengineering costs ($1.8 million), and outside services ($2.5 million). These increases were offset, in part, by decreased pension expenses of $12.3 million, reflecting a net gain from the settlement of portions of pension plan obligations and changes in actuarial assumptions.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $1.7 million, to $18.5 million, and $5.9 million, to $72.4 million, for the current three- and 12-month periods, respectively, due primarily to the amortization of costs associated with the closing of Peoples Gas' synthetic natural gas-making (SNG) Plant and depreciable property additions.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, increased $1.8 million, to $23.3 million, and $21.6 million, to $58.5 million, for the current three- and 12-month periods, respectively, due principally to higher pre-tax income.

Other Income and Deductions

   Other income and deductions decreased $1.2 million for the current three-month period, due primarily to less interest on long-term debt in connection with the early redemption of first mortgage bonds (see Note 8B of the Notes to Consolidated Financial Statements) and to decreased interest on amounts refundable to customers. These decreases were partially offset by lower interest income reflecting lower cash balances available for investment.

   Other income and deductions decreased $17.4 million for the current 12-month period, due principally to less interest on long-term debt reflecting the aforementioned bond redemptions and decreased interest on amounts refundable to customers. Additionally, the current period includes the gain of $8.9 million, after income taxes, associated with the expiration of certain natural gas storage contracts, (See Note 6 of the Notes to Consolidated Financial Statements). These decreases were partially offset by lower interest income due to lower cash balances.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial position or results of operations.

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

FERC Order 636 Costs. In 1992, the FERC issued Order 636 and successor orders that required substantial restructuring of the service obligations of interstate pipelines. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

   In 1994, the Commission entered orders providing for full recovery by Peoples Gas and North Shore Gas of FERC Order 636 transition costs from the Companys' respective gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

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

Operating Statistics. The following table represents gas distribution margin components:

                              Three Months Ended          Twelve Months Ended
                                    December 31,             December 31,
                              ---------------------      ---------------------
                                  1996       1995          1996       1995
                                 -----      -----         -----      -----
Operating Revenues (thousands):
  Gas Sales
    Residential                 $291,483   $233,776   $  940,807   $  760,065
    Commercial                    43,574     33,982      151,186      116,627
    Industrial                     8,244      7,415       32,904       24,967
                                --------   --------   ----------   ----------
                                 343,301    275,173    1,124,897      901,659

  Transportation
    Residential                   11,454     12,344       36,243       39,758
    Commercial                    15,241     16,677       49,815       53,362
    Industrial                     9,388     10,249       35,198       36,212
    Contract Pooling               2,446         --        6,879           --
    Other                            400         --          400           --
                                --------   --------   ----------   ----------
                                  38,929     39,270      128,535      129,332
                                --------   --------   ----------   ----------
  Other Revenues                   4,918      3,162       14,768       12,892
                                --------   --------   ----------   ----------
Total Operating Revenues         387,148    317,605    1,268,200    1,043,883
Less  _ Gas Costs                188,594    129,871      588,598      441,220
      _ Revenues Taxes            39,295     33,765      126,702      112,239
                                --------   --------   ----------   ----------
Net Operating Revenues          $159,259   $153,969   $  552,900   $  490,424
                                ========   ========   ==========   ==========
Deliveries (MDth):
  Gas Sales
    Residential                   46,666     47,793      153,001      141,546
    Commercial                     7,669      7,417       27,642       23,708
    Industrial                     1,575      1,825        6,553        5,678
                                --------   --------   ----------   ----------
                                  55,910     57,035      187,196      170,932
                                --------   --------   ----------   ----------
  Transportation (a)
    Residential                    8,814      8,862       26,473       26,578
    Commercial                    12,712     13,772       41,401       44,210
    Industrial                    11,482     12,144       42,704       42,019
    Other                             10         --           10           --
                                --------   --------   ----------   ----------
                                  33,018     34,778      110,588      112,807
                                --------   --------   ----------   ----------
Total Gas Sales
  and Transportation              88,928     91,813      297,784      283,739
                                ========   ========   ==========   ==========

Margin per Dth delivered        $   1.79   $   1.68   $     1.86   $     1.73

(a)Volumes associated with contract pooling revenues are included in their respective customer classes.


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1996, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $69.6 million; accordingly, $58 million are available for the payment of cash dividends and the purchase of redemption of capital stock. (See Note 5 of the Notes to Consolidated Financial Statements.)

Rate Order. On November 8, 1995, the Commission issued orders approving changes in rates of Peoples Gas and North Shore Gas.
(See Note 3A of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See
Note 4A of the Notes to Consolidated Financial Statements.)

   In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. (See Note 4B of the Notes to Consolidated Financial Statements.)

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is currently contesting this suit. (See Note 4C of the Notes to Consolidated Financial Statements.)

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

Bonds Redeemed. On December 29, 1995, Peoples Gas redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First and Refunding Mortgage Bonds. (See Note 8B of the Notes to Consolidated Financial Statements.)

   On February 1, 1996, North Shore Gas redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of North Shore Gas. (See Note 8B of the Notes to
Consolidated Financial Statements.)

Credit Lines. The utility subsidiaries have lines of credit of $129.4 million. At December 31, 1996, the utility subsidiaries had unused credit available from banks of $100.4 million.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12 months ended December 31, 1996, and for fiscal 1996 and 1995 were 5.23, 4.84, and 2.76, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 6.10, 5.62, and 2.93, respectively.

Dividends. On February 5, 1997, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 47 cents per share from 46 cents per share previously in effect. The annualized dividend rate now amounts to $1.88 per share.



                   PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

              Exhibit
              Number      Description of Document
              -------  --------------------------------------------

              10(a) Severance Agreement Between the Company and Richard E. Terry dated as of December 4,
                       1996.

              10(b)    Severance Agreement Between the Company and
                       J. Bruce Hasch dated as of December 4,
                       1996.

              10(c) Severance Agreement Between the Company and Michael S. Reeves dated as of December 4,
                       1996.

              10(d) Severance Agreement Between the Company and James Hinchliff dated as of December 4,
                       1996.

              27       Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
           December 31, 1996

           None
















                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Peoples Energy Corporation
                              --------------------------
                                    (Registrant)




             February 12, 1997           By: /s/ K. S. BALASKOVITS
             -----------------           ------------------------------
                  (Date)                     K. S. Balaskovits
                                          Vice President and Controller





                                                (Same as above)
                                            ------------------------------
                                            Principal Accounting Officer