Form 10-Q
period 1997-03-31
PEOPLES ENERGY CORP
filed 1997-05-14
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

   (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
34,981,897 shares of Common Stock, without par value, outstanding at April 30, 1997.








                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                          Peoples Energy Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                        Three                Six                  Twelve
                                       Months Ended        Months Ended          Months Ended
                                         March 31,           March 31,              March 31,
                                    ------------------  ------------------  ----------------------
                                      1997      1996      1997      1996        1997        1996
                                    --------  --------  --------  --------  ----------  ----------
                                                  (Thousands, except per-share amounts)
OPERATING REVENUES:
  Gas sales                         $508,824  $452,290  $852,124  $727,463  $1,181,431  $  978,307
  Transportation                      54,463    43,135    93,392    82,406     139,862     127,155
  Other                                4,698     3,131     9,617     6,293      16,335      12,592
                                    --------  --------  --------  --------  ----------  ----------
    Total Operating Revenues         567,985   498,556   955,133   816,162   1,337,628   1,118,054
                                    --------  --------  --------  --------  ----------  ----------
OPERATING EXPENSES:
  Gas costs                          320,068   244,033   508,662   373,904     664,633     474,219
  Operation                           49,567    62,462   103,726   116,592     207,433     217,287
  Maintenance                          9,937    11,108    21,463    21,162      45,942      43,030
  Depreciation and amortization       18,392    17,876    36,844    34,532      72,946      67,585
  Taxes - Income                      36,589    37,120    59,933    58,632      57,921      47,340
        - State & local revenue       56,590    51,880    95,884    85,644     131,412     118,074
        - Other                        5,362     5,806    10,389    10,879      21,511      21,833
                                    --------  --------  --------  --------  ----------  ----------
  Total Operating Expenses           496,505   430,285   836,901   701,345   1,201,798     989,368
                                    --------  --------  --------  --------  ----------  ----------
OPERATING INCOME                      71,480    68,271   118,232   114,817     135,830     128,686
                                    --------  --------  --------  --------  ----------
OTHER INCOME
  AND (DEDUCTIONS):
  Interest income                      2,091       508     2,579     3,162       4,813      10,078
  Allowance for funds used
    during construction                   35        --        62        --          85          --
  Interest on long-term debt
      of subsidiaries                 (8,935)   (9,004)  (17,862)  (19,955)    (35,733)    (43,164)
  Other interest expense                (859)   (1,663)   (1,773)   (3,662)     (3,226)     (7,748)
  Income taxes                          (785)   (2,660)     (867)   (1,735)     (4,970)     (4,336)
  Miscellaneous - net                    231     6,563       378     5,504       9,257       5,823
                                    --------  --------  --------  --------  ----------  ----------
      Total Other Income
          and Deductions              (8,222)   (6,256)  (17,483)  (16,686)    (29,774)    (39,347)
                                    --------  --------  --------  --------  ----------  ----------
NET INCOME                          $ 63,258  $ 62,015  $100,749  $ 98,131  $  106,056  $   89,339
                                    ========  ========  ========  ========  ==========  ==========
Average Shares of Common Stock
  Outstanding                         34,981    34,939    34,976    34,933      34,964      34,922

Earnings Per Share of Common Stock  $   1.81  $   1.77  $   2.88  $   2.81  $     3.03  $     2.56
                                    ========  ========  ========  ========  ==========  ==========
Dividends Declared Per Share        $    .47  $    .46  $    .93  $    .91  $     1.85  $     1.81
                                    ========  ========  ========  ========  ==========  ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                         Peoples Energy Corporation

                        CONSOLIDATED BALANCE SHEETS



                                                 March 31,                 March 31,
                                                    1997    September 30,     1996
                                                (Unaudited)     1996      (Unaudited)
                                                ----------   ----------   ----------
                                                       (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                             $2,070,420   $2,046,156   $2,011,391
     Less - Accumulated depreciation               691,931      665,077      644,919
                                                ----------   ----------   ----------
       Net property, plant and equipment         1,378,489    1,381,079    1,366,472
Other  investments                                  14,091       12,348       10,230
                                                ----------   ----------   ----------
     TOTAL CAPITAL INVESTMENTS - NET             1,392,580    1,393,427    1,376,702
                                                ----------   ----------   ----------
CURRENT ASSETS:
Cash                                                16,790        4,684        6,871
Cash equivalents                                    33,080       33,086       73,752
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $33,348,
       $26,211, and $23,390, respectively          232,099       68,675      190,264
   Other                                            31,081       32,399       54,631
Accrued unbilled revenues                           61,847       29,314       67,236
Materials and supplies, at average cost             16,722       16,128       16,800
Gas in storage, at last-in, first-out cost          29,887       65,502       40,064
Gas costs recoverable through rate adjustments          --       19,920       51,078
Prepayments                                         28,784       12,287        3,457
Other                                               15,900          900          900
                                                ----------   ----------   ----------
     TOTAL CURRENT ASSETS                          466,190      282,895      505,053
                                                ----------   ----------   ----------
OTHER ASSETS:
Regulatory assets of subsidiaries                   71,680       91,498       60,993
Deferred charges                                    20,030       15,930       14,807
                                                ----------   ----------   ----------
     TOTAL OTHER ASSETS                             91,710      107,428       75,800
                                                ----------   ----------   ----------
       TOTAL PROPERTIES AND OTHER ASSETS        $1,950,480   $1,783,750   $1,957,555
                                                ==========   ==========   ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.



                         Peoples Energy Corporation

                        CONSOLIDATED BALANCE SHEETS

                                               March 31,                March 31,
                                                 1997     September 30,    1996
                                              (Unaudited)     1996     (Unaudited)
                                               ----------  ----------  ----------
                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,981,897, 34,960,399,
         and 34,940,815 shares, respectively   $  278,335  $  277,881  $  277,648
   Retained earnings                              471,521     403,304     430,918
                                               ----------  ----------  ----------
   Total Common Stockholders' Equity              749,856     681,185     708,566
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year             527,039     527,064     527,104
                                               ----------  ----------  ----------
       TOTAL CAPITALIZATION                     1,276,895   1,208,249   1,235,670
                                               ----------  ----------  ----------
CURRENT LIABILITIES:

Interim loans of subsidiaries                         700       2,625       8,700
Accounts payable                                  144,080     147,972     197,335
Dividends payable on common stock                  16,441      16,082      16,073
Customer gas service and credit deposits           17,837      42,390      19,390
Accrued taxes                                      97,439      32,821      95,166
Gas sales revenue refundable through
   rate adjustments                                11,817      13,921      22,559
Accrued interest                                   10,599      10,796      10,679
Temporary LIFO liquidation credit                  56,603          --      66,704
                                               ----------  ----------  ----------
       TOTAL CURRENT LIABILITIES                  355,516     266,607     436,606
                                               ----------  ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                       238,973     230,948     212,023
Investment tax credits being amortized
   over the average lives of related property      34,648      35,439      36,249
Other                                              44,448      42,507      37,007
                                               ----------  ----------  ----------
       TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES                       318,069     308,894     285,279
                                               ----------  ----------  ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,950,480  $1,783,750  $1,957,555
                                               ==========  ==========  ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                       Peoples Energy Corporation

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                             Six Months Ended
                                                                 March 31,
                                                              1997       1996
                                                            --------   --------
                                                           (Thousands of Dollars)

OPERATING ACTIVITIES:
  Net Income                                                $100,749   $ 98,131
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                             36,844     34,532
    Deferred income taxes and investment tax credits - net     4,664       (150)
    Change in deferred credits and other liabilities           4,511     10,528
    Change in other assets                                    12,911    (21,723)
    Other                                                         --         32
    Change in current assets and liabilities:
     Receivables - net                                      (162,106)  (186,283)
     Accrued unbilled revenues                               (32,533)   (46,069)
     Materials and supplies                                     (594)      (334)
     Gas in storage                                           35,615     60,483
     Gas costs recoverable                                    19,920    (44,873)
     Accounts payable                                         (3,892)    94,958
     Customer gas service and credit deposits                (24,553)   (21,187)
     Accrued taxes                                            64,618     67,006
     Gas sales revenue refundable                             (2,104)   (56,943)
     Accrued interest                                           (197)    (2,117)
     Temporary LIFO liquidation credit                        56,603     66,704
     Prepayments                                             (16,497)    (1,155)
                                                            --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   93,959     51,540
                                                            --------   --------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction        (31,207)   (38,312)
  Other assets                                                   528     12,481
  Other capital investments                                   (2,511)       106
  Other temporary cash investments                           (15,000)       200
                                                            --------   --------
  NET CASH USED IN INVESTING ACTIVITIES                      (48,190)   (25,525)
                                                            --------   --------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                         (1,925)     7,800
  Trust fund - bond redemption                                    --        237
  Retirement of long-term debt of subsidiaries                   (25)   (98,770)
  Dividends paid on common stock                             (32,173)   (31,433)
  Proceeds from issuance of common stock                         454        535
                                                            --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                      (33,669)  (121,631)
                                                            --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          12,100    (95,616)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              37,770    176,239
                                                            --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 49,870   $ 80,623
                                                            ========   ========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                    Peoples Energy Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation, Peoples Energy Resources Corp., and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholder's equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

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

2C Regulated Operations

   The utility operations of Peoples Gas and North Shore Gas are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets in the balance sheet and subsequently recorded as expenses when those same amounts are reflected in revenues.

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

      Income taxes and interest paid (excluding capitalized interest) were as follows:

         For the six months
         ended March 31,            1997           1996
         -----------------------------------------------
                                         (Thousands)
         Income taxes paid         $28,903       $26,717
         Interest paid              19,195        23,218


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

3.  RATES AND REGULATION

3A Utility Rate Proceedings

Peoples Gas' Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of Peoples Gas that were designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes.
Peoples Gas was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflected an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers have appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

North Shore Gas' Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of North Shore Gas that were designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. North Shore Gas was allowed a rate of return on original-cost rate base of 9.75 per cent, which reflected an 11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers has appealed the Commission's order to the Illinois Appellate Court. Any change made by the Appellate Court would have a prospective effect only.

FERC Order 636 Cost Recovery. In 1994, the Commission issued orders providing for the full recovery of pipeline charges for FERC Order 636 transition costs from gas service customers of Peoples Gas and North Shore Gas. The Commission directed that gas supply realignment (GSR) costs (one of the four categories of transition costs) be recovered on a uniform volumetric basis from all transportation and sales customers. A group of industrial transportation customers has filed a petition with the Illinois Supreme Court appealing the Commission's orders. If the Illinois Supreme Court accepts the appeal, any changes made by it to the Commission's orders would have a prospective effect only. (See Notes 2F and 3B.)

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The utilities are subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the utilities for GSR transition costs (the largest category of such costs for Peoples Gas and North Shore Gas) are subject to a cap of approximately $103 million for Peoples Gas and $25 million for North Shore Gas. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At March 31, 1997, Peoples Gas and North Shore Gas have made payments of $83.2 million and $20.4 million, and have accrued an additional $19.8 million and $4.6 million, respectively, toward the caps.

   The 636 Orders are not expected to have a material effect on financial position or results of operations of the Company or its subsidiaries. (See Notes 2F and 3A.)

4.  ENVIRONMENTAL MATTERS

4A Former Manufactured Gas Plant Operations

   The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Three of the Manufactured Gas Sites are discussed in more detail below. Peoples Gas and North Shore Gas, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of an additional 29 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

   In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC) and Outboard Marine Corporation were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1997, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $16.5 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in
Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contributions from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

  Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at March 31, 1997, have not been reduced to reflect recoveries from insurance carriers.

  Costs incurred by Peoples Gas or North Shore Gas for environmental activities relating to former manufactured gas operations will be recovered from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At March 31, 1997, the subsidiaries had recovered $11.5 million of such costs through rates.

4B Former Mineral Processing Site in Denver, Colorado

   In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleged that North Shore Gas was a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million.
Salomon has provided financial assurance for the performance of the remediation at the site.

     North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs incurred or to be incurred at the Denver site. On May 5, 1997, the District Court denied Salomon's request to alter or amend its ruling. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. On May 5, 1997, the District Court denied Salomon's request to alter or amend its ruling. Salomon may appeal the ruling of the district court to the United States Court of Appeals, Seventh Circuit.

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

5.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $75.6 million.

6.  EXPIRATION OF GAS STORAGE CONTRACTS

   Peoples Gas and North Shore Gas had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the utilities realized a gain, after income taxes, of approximately $5.1 million for the 12-months ended March 31, 1997.

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

   As a result of the Commission's accounting authorization, Peoples Gas and North Shore Gas amortized to operation expense approximately $3.6 million, or $2.7 million after income taxes, for the 12-months ended March 31, 1996. The effect was to offset increases in costs that the utilities incurred during the period.

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

   On February 1, 1996, North Shore Gas redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds using the proceeds of a short-term bank loan as well as other monies of North Shore Gas. The final payment on the short-term bank loan was made by North Shore Gas on August 1, 1996.


9.  PENSION EXPENSE

   Pension expense for the Company decreased $9.9 million, $11.2 million, and $20.5 million for the three-, six-, and 12-month periods, respectively. The decrease in pension expense was caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and changes in actuarial assumptions.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income increased $1.2 million, to $63.3 million, for the three-months ended March 31, 1997, from the results of last year's like quarter, due mainly to decreased pension expense caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and changes in actuarial assumptions. (See Note 9 of the Notes to Consolidated Financial Statements.) In addition, net income benefited from a tax accrual adjustment, reduced other operation and maintenance expenses, and an increase in interest income. These positive impacts were partially offset by reduced gas deliveries, attributable to warmer weather and conservation, and last year's gain associated with the expiration of gas storage contracts. (See
Note 6 of the Notes to Consolidated Financial Statements.)

   Net income increased $2.6 million, to $100.7 million for the current six-months ended March 31, 1997, from the results of last year's like period, due mainly to the aforementioned decreased pension expense and tax accrual adjustment. In addition, the Company benefited from a full six-month effect of the utilities' rate increases (see Note 3A of the Notes to Consolidated Financial Statements), increased miscellaneous operating revenues, and a reduction in interest expense. However, these positive effects were partially offset by the same negative factors that impacted the current second quarter as well as by lower interest income due to lower cash balances.

   Net income increased $16.7 million, to $106.1 million, for the current 12-month period, from the results of the similar prior period, due primarily to the aforementioned decreased pension expense, the full 12-month benefit of the utilities' rate increases (see Note 3A of the Notes to Consolidated Financial Statements), a reduction in interest expense and a gain associated with the expiration of certain gas storage contracts. These beneficial developments were partially offset by reduced gas deliveries and lower interest income.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                          Three Months Ended   Six Months Ended    12-Months Ended
                            March 31, 1997       March 31,1997        March 31, 1997
                         Increase/(Decrease)   Increase/(Decrease)  Increase/(Decrease)
                           from Prior Period    from Prior Period    from Prior Period
                         -------------------  -------------------   -------------------
(Thousands of dollars)        Amount     %         Amount    %       Amount        %
---------------------------------------------------------------------------------------
Net operating  revenues (a)  $(11,316)  (5.6)     $(6,027) (1.7)    $15,822      3.0
Operation and
    maintenance expenses      (14,066) (19.1)     (12,565) (9.1)     (6,942)    (2.7)
Depreciation and
    amortization expense          516    2.9        2,312   6.7       5,361      7.9
Income taxes                     (531)  (1.4)       1,301   2.2      10,581     22.4
Other income and deductions     1,966   31.4          797   4.8      (9,573)   (24.3)
Net Income                      1,243    2.0        2,618   2.7      16,717     18.7




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

   Net operating revenues decreased $11.3 million, to $191.3 million, and $6.0 million, to $350.6 million, for the current three- and six-month periods, respectively, reflecting lower gas deliveries due to warmer weather and conservation. The current six-month period also benefited from a full six month's effect of the utilities' rate increases.

   Net operating revenues increased $15.8 million, to $541.6 million, for the current 12-month period, due to the full effect of the utilities rate increases. However, this was partially offset by decreased gas deliveries due to conservation and warmer weather.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $14.1 million, to $59.5 million, and $12.6 million, to $125.2 million, for the current three- and six-month periods due mainly to a $9.9 million and an $11.2 million decrease in pension expense caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and by changes in actuarial assumptions in the three- and six-month periods, respectively. (See Note 9 of the Notes to Consolidated Financial Statements.) In addition, labor costs decreased $1.1 million, during the three-month period. The positive developments in the current six-month period were partially offset by an increase of $2.1 million in the provision for uncollectible accounts due to increased gas sales revenues.

   Operation and maintenance expenses decreased $6.9 million, to $253.4 million for the current 12-month period due primarily to a $20.5 million reduction in pension expense caused by the Company's adoption of settlement accounting, an increase in the number of employees choosing early retirement and changes in pension assumptions. (See Note 9 of the Notes to Consolidated Financial Statements.) This decrease in costs was partially offset by an increase in the provision for uncollectible accounts of $4.7 million, due to increased gas sales revenues; the prior period's recognition of an IRS settlement (see Note 7 of the Notes to Consolidated Financial Statements) which accounted for a $3.6 million reduction of expense; and an increase in other non-labor operation and maintenance expenses.


Depreciation and Amortization Expense

   Depreciation and amortization expense increased $516,000, to $18.4 million, for the current three-month period, due primarily to net property additions.

   Depreciation and amortization expense increased $2.3 million, to $36.8 million, and $5.4 million to $72.9 million, for the current six- and 12-month periods, due primarily to depreciable property additions and the amortization of costs associated with the closing of the SNG Plant. (See Note 7 of the Notes to Consolidated Financial Statements.)

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, decreased $531,000, to $36.6 million for the three-month period due to an adjustment to reduce taxes accrued.
This decrease was partially offset by increased income taxes due to higher pre-tax income.

   Income taxes, exclusive of income taxes included in other income and deductions, increased $1.3 million, to $59.9 million and $10.6 million to $57.9 million for the current six- and 12-month periods, due primarily to increased pre-tax income. These increases were partially offset by an adjustment to reduce taxes accrued.

Other Income and Deductions

   Other income and deductions increased $2.0 million for the current three-month period, due chiefly to the prior year's gain of $3.8 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 8 of the Notes to the Consolidated Financial Statements.) This was partially offset by higher interest income and lower interest expense.

   Other income and deductions increased $797,000 for the current six-month period, due primarily to the prior year's gain of $3.8 million, after income taxes, associated with the expiration of certain natural gas storage contracts (see Note 8 of the Notes to the Consolidated Financial Statements) and to lower interest income due to lower cash balances. The effects were partially offset by lower interest expense.

   Other income and deductions decreased $9.6 million for the current 12-month period, due primarily to decreased interest expense, due to reductions in long-term debt and amounts refundable to customers, and to a gain associated with the expiration of certain natural gas storage contracts. These positive impacts were partially offset by lower interest income due to lower cash balances.

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

   In 1994, the Commission entered orders providing for full recovery by Peoples Gas and North Shore Gas of FERC Order 636 transition costs from the Companies' respective gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

Large Volume Gas Service Agreements. Peoples Gas has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of Peoples Gas as a result of these contracts is not material.


Operating Statistics. The following table represents gas distribution margin components:

                          Three Months Ended    Six Months Ended    Twelve Months Ended
                              March 31,            March 31,              March 31,
                          ------------------    ----------------    --------------------
                             1997     1996      1997      1996        1997        1996
                             ----     ----      ----      ----        ----        ----
Operating Revenues (thousands):
  Gas sales
    Residential            $425,151  $370,911  $716,633  $604,687 $   995,046  $  819,639
    Commercial               68,720    66,121   112,294   100,102     153,786     129,884
    Industrial               14,953    15,258    23,197    22,674      32,599      28,784
                           --------  --------  --------  --------  ----------  ----------
                            508,824   452,290   852,124   727,463   1,181,431     978,307

  Transportation
    Residential              13,967    12,387    25,421    24,732      37,823      37,521
    Commercial               18,123    18,901    33,365    35,577      49,038      52,623
    Industrial                9,610    11,847    18,997    22,097      32,958      37,011
    Contract Pooling         12,757        --    15,203        --      19,637          --
    Other                         6        --       406        --         406          --
                           --------  --------  --------  --------  ----------  ----------
                             54,463    43,135    93,392    82,406     139,862     127,155
                           --------  --------  --------  --------  ----------  ----------
  Other Revenues              4,698     3,131     9,617     6,293      16,335      12,592
                           --------  --------  --------  --------  ----------  ----------
Total Operating Revenues    568,985   498,556   955,133   816,162   1,337,628   1,118,054
Less  - Gas Costs           320,068   244,033   508,662   373,904     664,633     474,219
      - Revenues Taxes       56,590    51,880    95,884    85,644     131,412     118,074
                           --------  --------  --------  --------  ----------  ----------
Net Operating Revenues     $191,327  $202,643  $350,587  $356,614  $  541,583  $  525,761
                           ========  ========  ========  ========  ==========  ==========
Deliveries (MDth):
  Gas Sales
    Residential              64,427    71,389   111,093   119,182     146,038     152,430
    Commercial               10,979    13,649    18,564    21,066      24,888      26,794
    Industrial                2,584     3,288     4,152     5,113       5,842       6,512
                           --------  --------  --------  --------  ----------  ----------
                             77,990    88,326   133,809   145,361     176,768     185,736
                           --------  --------  --------  --------  ----------  ----------
  Transportation (a)
    Residential              11,701     9,952    10,105    18,814      17,814      25,775
    Commercial               16,079    16,685    28,876    30,457      40,880      43,425
    Industrial               11,497    13,769    22,985    25,913      40,438      43,518
    Other                       224        --       234        --         234          --
                          ---------  --------  --------  --------  ----------  ----------
                             39,501    40,406    62,200    75,184      99,366     112,718
                          ---------  --------  --------  --------  ----------  ----------
Total Gas Sales
  and Transportation        117,491   128,732   196,009   220,545     276,134     298,454
                          =========  ========  ========  ========  ==========  ==========
Margin per Dth
  delivered                   $1.63     $1.57     $1.79     $1.62       $1.96       $1.76

(a)Volumes associated with contract pooling revenues are included in their respective customer classes.


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $75.6 million. (See Note 5 of the Notes to Consolidated Financial Statements.)

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

   In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. On May 5, 1997, the District Court denied Salomon's request to alter or amend its ruling. Salomon may appeal the ruling of the district court to the United States Court of Appeals, Seventh Circuit. (See Note 4B of the Notes to Consolidated Financial Statements.)

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

District Energy. Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides district energy services to the McCormick Place Exposition and Convention Center, as well as to the adjacent Hyatt Regency McCormick Place Hotel, in Chicago, Illinois. Neither the partnership nor its partners are regulated as a public utility. The Company and Trigen Energy Corporation have provided a joint and several limited guarantee to the owner and operator of McCormick Place and also have certain limited obligations to the partnership's lender under a Sponsors Support and Equity Contribution Agreement.

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

Credit Lines. The utility subsidiaries have lines of credit of $129.4 million. At March 31, 1997, the utility subsidiaries had unused credit available of $128.6 million.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12-months ended March 31, 1997, and for fiscal 1996 and 1995 were 5.29, 4.84, and 2.76, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 6.07, 5.62, and 2.93, respectively.

Dividends. On February 5, 1997, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 47 cents per share from 46 cents per share previously in effect. The annualized dividend rate now amounts to $1.88 per share.



                   PART II.   OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
     See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 4. Submission of Matters to a Vote of Security Holders

        a. The Company held its Annual Meeting of Shareholders on February 28, 1997.

        b.  The following matters were voted upon at the Annual
            Meeting of Shareholders.
            There were no broker non-votes with respect to any matters voted upon.

            1. The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Pastora San Juan Cafferty, J. Bruce Hasch, Frederick C. Langenberg, Homer
            J. Livingston, Jr., William G. Mitchell, Earl L. Neal, Michael S. Reeves, Richard E. Terry, Richard P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:


                                             FOR               WITHHELD
Pastora San Juan Cafferty . . . . . .         28,680,491        352,624
J. Bruce Hasch. . . . . . . . . . . . . . .   28,716,850        352,624
Frederick C. Langenberg  . . . . . . .        28,675,502        352,624
Homer J. Livingston, Jr. . . . . . . . .      28,725,021        352,624
William G. Mitchell . . . . . . . . . ..      28,716,434        352,624
Earl L. Neal . . . . . . . . . . . . . . . . .28,672,772        352,624
Michael S. Reeves  . . . . . . . . . . . .    28,406,037        352,624
Richard E. Terry  . . . . . . . . . . . . .   28,690,370        352,624
Richard P. Toft  . . . . . . . . . . . . . .  28,729,010        352,624
Arthur R. Velasquez . . .. . . . . . . .      28,693,893        352,624


            2. A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for the Company and its subsidiaries for the fiscal year ending September 30, 1997. The Inspectors of Election certified the following vote tabulations:


                 FOR       AGAINST    ABSTAIN
              28,512,605    350,302    199,955


Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------
        a. Exhibits

               Exhibit
               Number           Description of Document
               -------         -------------------------

               3(a) Amendment to the By-Laws of the Registrant dated December 4, 1996. (Effective
                       February 28, 1997)

               3(b)    By-Laws of the Registrant, as amended,
                       dated February 28, 1997.

                 10    Peoples Energy Corporation Long-Term
                       Incentive Compensation Plan, as amended
                       December 4, 1996.

                 27    Financial Data Schedule.


        b. Reports on Form 8-K filed during the quarter ended March
           31, 1997

           Date of Report - March 24, 1997.
           Item 5.  Other Events
           Environmental Matters
















                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Peoples Energy Corporation
                                          ------------------------------
                                                   (Registrant)




     May 13, 1997                      By:     /s/    K. S. BALASKOVITS
     ------------                      ----------------------------------
       (Date)                                 K. S. Balaskovits
                                           Vice President and Controller





                                                 (Same as above)
                                           --------------------------------
                                            Principal Accounting Officer