Form 10-Q
period 1997-06-30
PEOPLES ENERGY CORP
filed 1997-08-12
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
35,061,580 shares of Common Stock, without par value, outstanding at July 31, 1997.




                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                          Peoples Energy Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                        Three                  Nine                    Twelve
                                     Months Ended           Months Ended            Months Ended
                                       June 30,               June 30,                June 30,
                                  ------------------  ----------------------  ----------------------
                                    1997      1996        1997        1996        1997        1996
                                  --------  --------  ----------  ----------  ----------  ----------
                                               (Thousands, except per-share amounts)
OPERATING REVENUES:
  Gas sales                       $173,380  $216,654  $1,025,505  $  944,118  $1,138,156  $1,036,893
  Transportation                    25,104    28,330     118,496     110,735     136,636     129,649
  Other                              3,950     3,516      13,566       9,809      16,769      12,826
                                  --------  --------  ----------  ----------  ----------  ----------
   Total Operating Revenues        202,434   248,500   1,157,567   1,064,662   1,291,561   1,179,368
                                  --------  --------  ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Gas costs                         72,651   110,346     581,313     484,249     626,938     515,882
  Operation                         45,940    54,659     149,667     171,251     198,714     222,735
  Maintenance                       12,748    11,381      34,210      32,543      47,309      43,563
  Depreciation & amortization       18,649    18,095      55,492      52,627      73,500      69,556
  Taxes - Income                     6,515     5,557      66,448      64,188      58,880      53,102
        - State & local revenue     20,282    23,479     116,166     109,124     128,214     120,856
        - Other                      5,220     5,509      15,609      16,389      21,221      21,844
                                  --------  --------  ----------  ----------  ----------  ----------
   Total Operating Expenses        182,005   229,026   1,018,905     930,371   1,154,776   1,047,538
                                  --------  --------  ----------  ----------  ----------  ----------
OPERATING INCOME                    20,429    19,474     138,662     134,291     136,785     131,830
                                  --------  --------  ----------  ----------  ----------  ----------
OTHER INCOME
  AND (DEDUCTIONS):
  Interest income                    1,311     1,156       3,889       4,318       4,968       7,742
  Allowance for funds used
    during construction                 82        10         144          10         157          10
  Interest on long-term debt
    of subsidiaries                 (8,930)   (8,936)    (26,792)    (28,891)    (35,728)    (40,437)
  Other interest expense              (387)     (830)     (2,160)     (4,492)     (2,782)     (6,310)
  Income taxes                        (442)   (2,614)     (1,309)     (4,349)     (2,798)     (5,557)
  Miscellaneous - net                 (328)    5,987          50      11,491       2,942      11,745
                                  --------  --------  ----------  ----------  ----------  ----------
      Total Other Income
        and Deductions              (8,694)   (5,227)    (26,178)    (21,913)    (33,241)    (32,807)
                                  --------  --------  ----------  ----------  ----------  ----------
NET INCOME                        $ 11,735  $ 14,247  $  112,484  $  112,378  $  103,544  $   99,023
                                  ========  ========  ==========  ==========  ==========  ==========
Average Shares of Common Stock
  Outstanding                       34,988    34,946      34,980      34,938      34,975      34,932

Earnings Per Share
  of Common Stock                 $    .34  $    .41  $     3.22  $     3.22  $     2.96  $     2.83
                                  ========  ========  ==========  ==========  ==========  ==========
Dividends Declared Per Share      $    .47  $    .46  $     1.40  $     1.37  $     1.86  $     1.82
                                  ========  ========  ==========  ==========  ==========  ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.




                        Peoples Energy Corporation

                        CONSOLIDATED BALANCE SHEETS



                                                 June 30,                   June 30,
                                                   1997     September 30,     1996
                                                (Unaudited)      1996      (Unaudited)
                                                 ----------   ----------   ----------
                                                        (Thousands of Dollars)

PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment,
   at original cost                              $2,088,570   $2,046,156   $2,024,574
     Less - Accumulated depreciation                705,020      665,077      656,589
                                                 ----------   ----------   ----------
       Net property, plant and equipment          1,383,550    1,381,079    1,367,985
Other investments                                    13,671       12,348        9,904
                                                 ----------   ----------   ----------
     TOTAL CAPITAL INVESTMENTS - NET              1,397,221    1,393,427    1,377,889
                                                 ----------   ----------   ----------
CURRENT ASSETS:
Cash                                                  6,388        4,684        4,328
Cash equivalents                                     93,653       33,086       77,655
Temporary cash investments                           15,900          900          900
Receivables -
   Customers, net of allowance for
     uncollectible accounts of $32,425,
       $26,211, and $26,581, respectively           127,212       68,675      120,718
   Other                                             30,939       32,399       42,539
Accrued unbilled revenues                            20,547       29,314       20,586
Materials and supplies, at average cost              17,361       16,128       16,377
Gas in storage, at last-in, first-out cost           46,865       65,502       45,494
Gas costs recoverable through rate adjustments          353       19,920       24,650
Prepayments                                          36,829       12,287        5,132
Other                                                   425           --           --
                                                 ----------   ----------   ----------
     TOTAL CURRENT ASSETS                           396,472      282,895      358,379
                                                 ----------   ----------   ----------
OTHER ASSETS:

Regulatory assets of subsidiaries                    62,736       91,498       73,653
Deferred charges                                     20,015       15,930       14,582
                                                 ----------   ----------   ----------
     TOTAL OTHER ASSETS                              82,751      107,428       88,235
                                                 ----------   ----------   ----------
       TOTAL PROPERTIES AND OTHER ASSETS         $1,876,444   $1,783,750   $1,824,503
                                                 ==========   ==========   ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.



                        Peoples Energy Corporation

                        CONSOLIDATED BALANCE SHEETS

                                               June 30,                   June 30,
                                                 1997     September 30,    1996
                                              (Unaudited)      1996     (Unaudited)
                                               ----------   ----------   ----------
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
   Common stock, without par value
       Authorized - 60,000,000 shares
       Outstanding - 34,996,835, 34,960,399,
         and 34,951,938 shares, respectively   $  278,926   $  277,881   $  277,959
   Retained earnings                              466,810      403,304      429,087
                                               ----------   ----------   ----------
       Total Common Stockholders' Equity          745,736      681,185      707,046
Long-term debt of subsidiaries,
   exclusive of sinking fund payments
   and maturities due within one year             527,039      527,064      527,104
                                               ----------   ----------   ----------
       TOTAL CAPITALIZATION                     1,272,775    1,208,249    1,234,150
                                               ----------   ----------   ----------
CURRENT LIABILITIES:
Interim loans of subsidiaries                          --        2,625        4,000
Accounts payable                                  129,282      147,972      120,481
Dividends payable on common stock                  16,446       16,082       16,078
Customer gas service and credit deposits           20,211       42,390       18,803
Accrued taxes                                      62,575       32,821       87,066
Gas sales revenue refundable through
   rate adjustments                                15,247       13,921        9,407
Accrued interest                                    7,408       10,796        7,444
Temporary LIFO liquidation credit                  29,777           --       40,209
                                               ----------   ----------   ----------
       TOTAL CURRENT LIABILITIES                  280,946      266,607      303,488
                                               ----------   ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily
   accelerated depreciation                       244,374      230,948      213,053
Investment tax credits being amortized
   over the average lives of related property      34,264       35,439       35,858
Other                                              44,085       42,507       37,954
                                               ----------   ----------   ----------
       TOTAL DEFERRED CREDITS AND
           OTHER LIABILITIES                      322,723      308,894      286,865
                                               ----------   ----------   ----------
       TOTAL CAPITALIZATION AND LIABILITIES    $1,876,444   $1,783,750   $1,824,503
                                               ==========   ==========   ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.



                    Peoples Energy Corporation

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                              Nine Months Ended
                                                                    June 30,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
                                                            (Thousands of Dollars)

OPERATING ACTIVITIES:
  Net Income                                                 $112,484   $112,378
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                              55,492     52,627
    Deferred income taxes and investment tax credits - net      9,259         10
    Change in deferred credits and other liabilities            4,570     11,955
    Change in other assets                                     20,467    (36,256)
    Other                                                          --         63
    Change in current assets and liabilities:
     Receivables - net                                        (57,077)  (103,950)
     Accrued unbilled revenues                                  8,767        581
     Materials and supplies                                    (1,233)        89
     Gas in storage                                            18,637     55,052
     Gas costs recoverable                                     19,567    (18,445)
     Accounts payable                                         (18,690)    18,104
     Customer gas service and credit deposits                 (22,179)   (21,774)
     Accrued taxes                                             29,754     58,906
     Gas sales revenue refundable                               1,326    (70,095)
     Accrued interest                                          (3,388)    (5,353)
     Temporary LIFO liquidation credit                         29,777     40,209
     Prepayments                                              (24,542)    (2,831)
     Other                                                       (425)        --
                                                             --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   182,566     91,270
                                                             --------   --------
INVESTING ACTIVITIES:
  Capital expenditures of subsidiaries - construction         (53,102)   (56,204)
  Other assets                                                    128     12,170
  Other capital investments                                    (2,102)       600
  Other temporary cash investments                            (15,000)        --
                                                             --------   --------
  NET CASH USED IN INVESTING ACTIVITIES                       (70,076)   (43,434)
                                                             --------   --------
FINANCING ACTIVITIES:
  Interim loans of subsidiaries - net                          (2,625)     3,100
  Trust fund, bond redemption                                      --        237
  Retirement of long-term debt of subsidiaries                    (25)   (98,770)
  Dividends paid on common stock                              (48,614)   (47,505)
  Proceeds from issuance of common stock                        1,045        846
                                                             --------   --------
  NET CASH USED IN FINANCING ACTIVITIES                       (50,219)  (142,092)
                                                             --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           62,271    (94,256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               37,770    176,239
                                                             --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $100,041   $ 81,983
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

      Income taxes and interest paid (excluding capitalized interest) were as follows:


         For the nine months
         ended June 30,             1997          1996
         ----------------------------------------------
                                         (Thousands)
         Income taxes paid         $37,708       $27,168
         Interest paid              31,311        35,604


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

   The Commission conducts annual proceedings regarding, for each gas utility, the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for fiscal years 1995 through 1997 are currently pending before the Commission.

   Pursuant to Federal Energy Regulatory Commission (FERC) Order 636 and successor orders, pipelines are allowed to recover from their customers so-called transition costs. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders. The utilities are currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 3A and 3B.)

2G Recovery of Costs of Environmental Activities Relating to
Former Manufactured Gas Operations

   Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. The Commission conducts annual proceedings regarding, for each utility with such a rate mechanism, the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for fiscal years 1994, 1995 and 1996 are currently pending before the Commission. (See Note 4A.)

3.  RATES AND REGULATION

3A Utility Rate Proceedings

Peoples Gas' Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of Peoples Gas that were designed to increase annual revenues by approximately $30.8 million, exclusive of additional charges for revenue taxes.
Peoples Gas was allowed a rate of return on original-cost rate base of 9.19 per cent, which reflected an 11.10 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers appealed the Commission's order to the Illinois Appellate Court, but on June 27, 1997, the Appellate Court affirmed the Commission's order. All proceedings regarding this case have concluded.

North Shore Gas' Rate Order. On November 8, 1995, the Commission issued an order approving changes in rates of North Shore Gas that were designed to increase annual revenues by approximately $5.6 million, exclusive of additional charges for revenue taxes. North Shore Gas was allowed a rate of return on original-cost rate base of 9.75 per cent, which reflected an 11.30 per cent cost of common equity. The new rates were implemented on November 14, 1995. A group of industrial transportation customers appealed the Commission's order to the Illinois Appellate Court, but on June 27, 1997, the Appellate Court affirmed the Commission's order. All proceedings regarding this case have concluded.

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

3B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. The utilities are subject to charges for transition cost recovery by Natural Gas Pipeline Company of America (Natural). Under a Stipulation and Agreement filed by Natural and approved by FERC, Natural's charges to the utilities for GSR transition costs (the largest category of such costs for Peoples Gas and North Shore Gas) are subject to a cap of approximately $103 million for Peoples Gas and $25 million for North Shore Gas. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At June 30, 1997, Peoples Gas and North Shore Gas had made payments of $89.6 million and $22.0 million and had accrued an additional $13.4 million and $3.0 million, respectively, toward the caps.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1997, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $16.8 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contributions from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

  Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at June 30, 1997, have not been reduced to reflect recoveries from insurance carriers.

  The Company believes that the costs incurred by Peoples Gas and North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on financial position or results of operations of the subsidiaries. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At June 30, 1997, the subsidiaries had recovered $11.9 million of such costs through rates. (See Note 2G.)

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

     North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs incurred or to be incurred at the Denver site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. Salomon has appealed the ruling of the District Court to the United States Court of Appeals, Seventh Circuit.

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

5.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $75.4 million.

6.  EXPIRATION OF GAS STORAGE CONTRACTS

   Peoples Gas and North Shore Gas had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the utilities realized a gain, after income taxes, of approximately $1.8 million for the 12-months ended June 30, 1997.

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

   As a result of the Commission's accounting authorization, Peoples Gas and North Shore Gas amortized to operation expense approximately $1.3 million, or $952,000 after income taxes, for the 12-months ended June 30, 1996. The effect was to offset increases in costs that the utilities incurred during the period.

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


9.  PENSION EXPENSE

   Pension expense for the Company decreased $7.8 million, $19 million, and $26.4 million for the three-, nine-, and 12-month periods, respectively. The decrease in pension expense was caused by settlement accounting attributed to an increase in the number of employees choosing early retirement and changes in actuarial assumptions.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income decreased $2.5 million, to $11.7 million, for the three-months ended June 30, 1997, resulting from decreased gas deliveries due to conservation and the prior period's gain associated with the expiration of gas storage contracts. (See Note 6 of the Notes to Consolidated Financial Statements.) These effects were partially offset by decreased pension expense caused by settlement accounting attributed to an increase in the number of employees choosing early retirement and changes in actuarial assumptions. (See Note 9 of the Notes to Consolidated Financial Statements.)

   Net income increased $106,000, to $112.5 million, and $4.5 million, to $103.5 million for the current nine- and 12-months ended June 30, 1997, respectively, due to the aforementioned decrease in pension costs, and a tax accrual adjustment. In addition, net income in the nine- and 12-month periods benefited from the full effect of the utilities' rate increases that went into effect on November 14, 1995 (see Note 3A of the Notes to Consolidated Financial Statements). These positive impacts were partially offset by reduced gas deliveries due to conservation and warmer weather and last year's gain associated with the expiration of certain natural gas storage contracts. (See Note 6 of the Notes to Consolidated Financial Statements.)


   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:


                           Three Months Ended   Nine Months Ended     12 Months Ended
                             June 30, 1997        June 30,1997         June 30, 1997
                          Increase/(Decrease)   Increase/(Decrease)  Increase/(Decrease)
                            from Prior Period   from Prior Period     from Prior Period
(Thousands of dollars)       Amount      %       Amount       %       Amount     %
-------------------------------------------------------------------------------------
Net operating  revenues (a) $(5,174)   (4.5)   $(11,201)    (2.4)   $(6,221)  (1.1)
Operation and
    maintenance expenses     (7,352)  (11.1)    (19,917)    (9.8)   (20,275)  (7.6)
Depreciation and
    amortization expense        554     3.1       2,865      5.4      3,944    5.7
Income taxes                    958    17.2       2,260      3.5      5,778   10.9
Other income and deductions  (3,467)  (66.3)     (4,265)   (19.5)      (434)  (1.3)
Net Income                   (2,512)  (17.6)        106      0.1      4,521    4.6




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

   Net operating revenues decreased $5.2 million, to $109.5 million, $11.2 million, to $460.1 million, and $6.2 million, to $536.4 million, for the current three-, nine-, and 12-month periods, respectively, reflecting decreased gas deliveries, mainly caused by conservation and warmer weather. However, the effects of these factors on the nine- and 12-month periods were partially offset by the full effect of the utilities' rate increases.

   See Other Matters - Operating Statistics for details of selected financial and operating information by customer classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $7.4 million, to $58.7 million, for the current three-month period, due mainly to a $7.8 million decrease in pension expense caused by settlement accounting attributed to an increase in the number of employees choosing early retirement and by changes in actuarial assumptions. (See Note 9 of the Notes to Consolidated Financial Statements.) Also, the provision for uncollectible accounts decreased $1.8 million. These decreases in costs were partially offset by an increase in payments for outside services and higher administrative and general expenses.

   Operation and maintenance expenses decreased $19.9 million, to $183.9 million, for the current nine-month period, due primarily to a $19.0 million decrease in the aforementioned pension expense, and a reduction in the costs associated with injuries and damages ($1.9 million). These items were partially offset by an increase in amounts paid for outside services of $1.0 million.

   Operation and maintenance expenses decreased $20.3 million, to $246.0 million, for the current 12-month period, due largely to a $26.4 million decrease in pension expense. The decrease in pension expense was partially offset by increases in payments for outside services ($1.9 million), an increase in the cost of operating and maintaining the utilities' distribution systems ($1.5 million), the prior period's recognition of an IRS settlement (see Note 7 of the Notes to Consolidated Financial Statements), which reduced expenses by $1.3 million and an increase in environmental costs recovered through rates ($1.1 million).

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $554,000, to $18.6 million, for the current three-month period, due primarily to net property additions.

   Depreciation and amortization expense increased $2.9 million, to $55.5 million, and $3.9 million to $73.5 million, for the current nine- and 12-month periods, due primarily to depreciable property additions and the amortization of costs associated with the closing of Peoples Gas' synthetic natural gas-making plant.

Income Taxes

   Income taxes, exclusive of income taxes included in other income and deductions, increased $958,000, to $6.5 million for the three-month period due to increased pre-tax income.

   Income taxes, exclusive of income taxes included in other income and deductions, increased $2.3 million, to $66.4 million and $5.8 million to $58.9 million for the current nine- and 12-month periods, due primarily to increased pre-tax income. These increases were partially offset by a reduction to taxes accrued.

Other Income and Deductions

   Other income and deductions increased $3.5 million for the current three-month period, due chiefly to the prior year's gain of $3.3 million, after income taxes, associated with the expiration of certain natural gas storage contracts. (See Note 6 of the Notes to the Consolidated Financial Statements.) This impact was partially offset by lower interest expense.

   Other income and deductions increased $4.3 million for the current nine-month period, due primarily to the prior year's gain of $7.2 million, after income taxes, associated with the expiration of certain natural gas storage contracts (see Note 6 of the Notes to the Consolidated Financial Statements) and to lower other income. These effects were partially offset by lower interest expense.

   Other income and deductions increased $434,000 for the current 12-month period, due primarily to the prior period's gain associated with the expiration of certain natural gas storage contracts and to lower interest income in the current period. These negative factors were partially offset by lower interest costs.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". This statement requires recognition of impairment losses on long-lived assets when an asset's book value may not be recoverable. For regulated companies, the statement requires that regulatory assets be probable of recovery at every balance sheet date. This statement requires adoption no later than the Company's 1997 fiscal year. The Company does not expect the adoption of SFAS No. 121 to have a material adverse effect on its financial position or results of operations.

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

   In 1994, the Commission entered orders providing for full recovery by Peoples Gas and North Shore Gas of FERC Order 636 transition costs from the utilities' respective gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 2F, 3A, and 3B of the Notes to Consolidated Financial Statements.)

Large Volume Gas Service Agreements. Peoples Gas and North Shore Gas have entered into gas service contracts with certain large volume customers under specific rate schedules approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utilities' distribution systems. The contracts will not have a material adverse effect on the financial position or results of operations of Peoples Gas or North Shore Gas.

Small Volume Transportation Service.  On June 25, 1997, the
Illinois Commerce Commission approved Riders SVT and AGG for
Peoples Gas which will initiate a two year pilot program designed to provide transportation service to certain small volume customers of the utility. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required.



Operating Statistics. The following table represents gas distribution margin components:


                             Three Months Ended    Nine Months Ended   Twelve Months Ended
                                 June 30,               June 30,              June 30,
                             ------------------    -----------------   -------------------
                              1997       1996       1997      1996        1997        1996
                              -----      -----      -----     -----      -----        ----

Operating Revenues (thousands):
  Gas sales
    Residential              $146,519  $182,717  $ 863,153   $787,405  $ 958,848  $868,005
    Commercial                 22,437    26,780    134,730    126,883    149,442   137,229
    Industrial                  4,424     7,157     27,622     29,830     29,866    31,659
                             --------  --------  ---------   --------  --------- ---------
                              173,380   216,654  1,025,505    944,118  1,138,156 1,036,893

  Transportation
    Residential                 7,219     7,661     32,640     32,392     37,381    37,309
    Commercial                  8,888     9,758     42,253     45,335     48,168    52,252
    Industrial                  6,525     9,001     25,522     31,098     30,483    38,178
    Contract Pooling            2,472     1,910     17,675      1,910     20,198     1,910
    Other                          --        --        406         --        406        --
                             --------  --------  ---------  ---------  ---------  ---------
                               25,104    28,330    118,496    110,735    136,636    129,649
                             --------  --------  ---------  ---------  ---------  ---------

  Other Revenues                3,950     3,516     13,566      9,809     16,769     12,826
                             --------  --------  ---------  ---------  ---------  ---------

Total Operating Revenues      202,434   248,500  1,157,567  1,064,662  1,291,561  1,179,368
Less  - Gas Costs              72,651   110,346    581,313    484,249    626,938    515,882
      - Revenues Taxes         20,282    23,479    116,166    109,124    128,214    120,856
                            ---------  --------  ---------  ---------  ---------  ---------
Net Operating Revenues       $109,501  $114,675  $ 460,088   $471,289  $ 536,409  $ 542,630
                            =========  ========  =========  =========  =========  =========
Deliveries (MDth):
  Gas Sales
    Residential                23,313    25,011    134,405    144,192    144,341    154,543
    Commercial                  4,359     4,185     22,923     25,251     25,063     27,114
    Industrial                    966     1,252      5,118      6,366      5,554      6,780
                            ---------  --------  ---------  ---------  ---------  ---------
                               28,638    30,448    162,446    175,809    174,958    188,437
                            ---------  --------  ---------  ---------  ---------  ---------
  Transportation (a)
    Residential                 5,181     5,261     25,696     24,075     28,144     26,361
    Commercial                  7,238     7,708     36,114     38,165     40,409     43,340
    Industrial                  8,537    10,650     31,522     36,563     38,324     45,453
    Other                          --        --        234         --        234         --
                            ---------  --------  ---------  ---------  ---------  ----------
                               20,956    23,619     93,566     98,803    107,111     115,154
                            ---------  --------  ---------  ---------  ---------  ----------
Total Gas Sales
  and Transportation           49,594    54,067    256,012    274,612    282,069     303,591
                            =========  ========  =========  =========  =========  ==========
Margin per Dth
  delivered                     $2.21     $2.12      $1.80      $1.72      $1.90       $1.79

(a)Volumes associated with contract pooling revenues are included in their respective customer classes.


LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $75.4 million. (See Note 5 of the Notes to Consolidated Financial Statements.)

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

   In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. Salomon has appealed the ruling of the District Court to the United States Court of Appeals, Seventh Circuit. (See Note 4B of the Notes to Consolidated Financial Statements.)

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

District Energy. Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides district energy services to the McCormick Place Exposition and Convention Center, in Chicago, Illinois. In May, 1998 the partnership will begin providing district energy services to the adjacent Hyatt Regency McCormick Place Hotel. Neither the partnership nor its partners are regulated as a public utility. The Company and Trigen Energy Corporation have provided a joint and several limited guarantee to the owner and operator of McCormick Place and also have certain limited obligations to the partnership's lender under a Sponsors Support and Equity Contribution Agreement.

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

Credit Lines. The utility subsidiaries have lines of credit of $114.4 million. At June 30, 1997, the utility subsidiaries had unused credit available of $114.4 million.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12-months ended June 30, 1997, and for fiscal 1996 and 1995 were 5.27, 4.84, and 2.76, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 6.06, 5.62, and 2.93, respectively.



                   PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number        Description of Document
              ------------------------------------------------------

               3(a) Amendment to the By-Laws of the Registrant dated July 1, 1997.

               3(b)    By-Laws of the Registrant, as amended,
                       dated July 1, 1997.

                 27    Financial Data Schedule.


        b. Reports on Form 8-K filed during the quarter ended June
           30, 1997

           None
















                             SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Peoples Energy Corporation
                                             --------------------------
                                                    (Registrant)




      August   12  , 1997               By:     /s/    K. S. BALASKOVITS
     ---------------------              --------------------------------
             (Date)                              K. S.Balaskovits
                                           Vice President and Controller





                                                     (Same as above)
                                           ------------------------------
                                            Principal Accounting Officer