Form 10-K405
period 1997-09-30
PEOPLES ENERGY CORP
filed 1997-12-22
CIK 77385

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
(Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 1997
                                  OR
 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                Name on each exchange
            Title of Each Class                 on which registered
          Common Stock, without par value     New York Stock Exchange
                                              Chicago Stock Exchange
                                              Pacific Stock Exchange

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

     Approximately $1.29 billion computed on the basis of the closing market price of $36.625 for a share of Common
     Stock on November 28, 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, without par value, 35,158,159 shares outstanding at November 29, 1997.

                  Documents Incorporated by Reference
          Document                                  Part of Form 10-K
Portions of the Company's Notice of Annual Meeting
and Proxy Statement to be filed on or about
December 29, 1997                                      Part III

CONTENTS

                                                            Page
Item No.                                                     No

       Part I

  1.   Business                                              3

  2.   Properties                                            8

  3.   Legal Proceedings                                     8

  4.   Submission of Matters to a Vote of Security Holders   8

       Executive Officers of the Company                     9

       Part II

  5.   Market for the Company's Common Stock and Related
           Stockholder Matters                              11

  6.   Selected Financial Data                              12

  7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition            13

  8.   Financial Statements and Supplementary Data          19

  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure              41

       Part III

 10.   Directors and Executive Officers of the Company      42

 11.   Executive Compensation                               42

 12.   Security Ownership of Certain Beneficial Owners and
           Management                                       42

 13.   Certain Relationships and Related Transactions       42

       Part IV

 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                      43

Signatures                                                  45

Exhibit Index                                               46


                       Peoples Energy Corporation

                       ANNUAL REPORT ON FORM 10-K

                  FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                 PART I

ITEM 1.  BUSINESS

GENERAL

     Peoples Energy Corporation (Company) is solely a holding company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas).
The Company also derives income from its other subsidiaries, Peoples
District Energy Corporation (Peoples District Energy), Peoples
Energy Services Corporation (Peoples Energy Services), Peoples Energy Resources Corp. (Peoples Energy Resources), Peoples NGV Corp., and
Peoples Energy Ventures Corporation (Peoples Energy Ventures).  The
Company and its subsidiaries had 2,868 employees at September 30, 1997.

   The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone 312-240-4000).

   Peoples Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 836,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago
(City).

   North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 140,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern Illinois.

   Peoples District Energy, a wholly owned subsidiary of the Company, is a 50 per cent participant in a partnership that provides district energy services to the McCormick Place Exposition and Convention Center in Chicago, Illinois (McCormick Place) under a long-term contract with the Metropolitan Pier and Exposition Authority. Neither the partnership nor its partners are regulated as a public utility.

   Peoples Energy Services provides nonregulated retail energy sales to commercial, industrial and large residential customers. Peoples Energy Services also offers energy management services to large-volume gas users and other energy related products and services to a wide variety of customers.

   Peoples Energy Resources owns and operates a new plant near Chicago that gasifies liquid propane and ethane to assist utilities and marketers in meeting peak day demand. The company also is pursuing new opportunities to expand non-utility supply and storage services.

   Peoples NGV Corp. operates a fueling station for natural gas fueled vehicles, and it is a participant in a partnership that was formed to develop on-site fueling services for natural gas-powered fleet vehicles. Neither the partnership nor its partners are regulated as a pubic utility.

   Peoples Energy Ventures will pursue diversified energy-related investments such as oil and gas exploration and production, electric power generation, and gas pipelines.

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

   Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in Peoples Gas' and North Shore Gas' service areas. The capital cost of heating and cooling facilities in new high-rise buildings is higher for gas than for electricity. This circumstance, combined with relatively stagnant high-rise construction activity, has adversely affected the ability of Peoples Gas to attach commercial high-rise buildings.

   On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, will be able to purchase electric power from the supplier of their choice beginning on October
1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given choice on May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50% of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15% of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission. In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, must reduce their residential rates by 15% on August 1, 1998 and by another 5% on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. It is too early to determine what effects this restructuring of the electric market will have on the competitive position of the Company's subsidiaries.

   In addition to restructuring the electric market, the legislation provides for additional funding for assistance to low-income energy users, including customers of the Company's utility subsidiaries. The legislation creates a fund, financed by charges to electric and gas customers of public utilities and participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

   A substantial portion of the gas that Peoples Gas and North Shore Gas deliver to their customers consists of gas that the subsidiaries' customers purchase directly from producers and marketers rather than from the subsidiaries. These direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.

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


SALES AND RATES

   Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and the revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). Peoples Gas and North Shore Gas have been recovering, through their rates, pipeline charges billed for transition costs resulting from the implementation of Federal Energy Regulatory Commission (FERC) Order No. 636. (See Notes 1L, 2A, and 2B of the Notes to Consolidated Financial Statements.)

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

   The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles, and natural gas air-conditioning.

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


* All volumes of natural gas set forth in this report are stated on a 1,000 Btu (per cubic foot) billing basis.
(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth)

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



   The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1997-1998 heating season for Peoples Gas and North Shore Gas:

                         Peoples Gas                   North Shore Gas
                       Design Peak-Day     Year of     Design Peak-Day    Year of
                         Availability       Contract     Availability      Contract
Source                       (MDth)       Expiration          (MDth)      Expiration
Firm direct purchases (1)      608         1998-2000             90      1998-2000
Liquefied petroleum gas         40                               40 (2)
Peaking Service:
   Peoples Energy Resources     60            (3)
   The Uno-Ven Co.              10            (4)
Storage gas:
   Leased (5)                  563         1998-2000            165       1998-2000
   Peoples-Manlove (6)         993                               63         (7)
Customer-owned (8)             260                               50
Total expected design
   peak-day availability     2,534                              408


(1)Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary, with the longest term being 5 years.

(2)Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3)The contract with Peoples Energy Resources is for an initial term expiring November 30, 1999; the contract continues in effect from year to year thereafter unless canceled by either party upon 12 months' prior notice.

(4)The contract with The Uno-Ven Company was for an initial term ending
   September 30, 1997; however, by its terms, the contract continues in effect for an additional two year term subject to cancellation by either party any time on or after September 30, 1997 upon one year's prior notice.

(5)Consists of leased storage services required to meet design day requirements with contract lengths varying from 3 to 5 years.

(6)Manlove Field, Peoples Gas' underground storage facility located near
   Champaign, Illinois, has a seasonal top-gas capacity (excluding volumes required to support late-season peaking requirements) of approximately 27,000 MDth, of which approximately 1,566 MDth is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The
   LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1997-98 heating season, Manlove Field complex will have a maximum peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(7)The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(8) Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial, and larger residential customers.



   The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas for the three fiscal years ended September 30, 1997, 1996 and 1995, were as follows:

                                           Peoples Gas               North Shore Gas
                                     1997      1996      1995     1997    1996     1995

 Gas purchases                     156,097    174,552  103,476   27,226   27,940  20,250
 Synthetic natural gas (SNG) (a)         -          -    7,622        -        -       -
 Liquefied petroleum gas produced        7        114       14       20      151       9
 Customer-owned gas-received        91,476     93,141   93,225   12,618   12,777  12,379
 Underground storage-net            (3,786)       228   28,352     (123)     468   3,103
 Exchange gas-net                      (39)    (4,446)       -     (151)    (104)      -
 Company use, franchise
    requirements, and
    unaccounted-for gas              (2,071)   (3,169)  (3,733)    (546)    (983)   (636)
       Total (b)                    241,684   260,420  228,956    39,044  40,249  35,105





(a) The SNG facility terminated production during fiscal 1995

(b) See "Gas Sold and Transported" in Item 6.

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

   Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas and North Shore Gas are subject to (a) the first-mortgage lien of each Company's mortgage to First Trust, National
Association, as Trustee, to secure the principal amount of each Company's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.


ITEM 3.  LEGAL PROCEEDINGS

   See Notes 2 and 3 of the Notes to Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.



                    EXECUTIVE OFFICERS OF THE COMPANY


   The following is a list of the names, ages, and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Messrs. Luebbers, Morrow, O'Connell, and Ms. Rogers, who were appointed.

                      Age at
        Name         11/30/97                 Position with the Company


Kenneth S. Balaskovits   55    Vice President and Controller (1993) of the
                               Company. Mr. Balaskovits is also Vice President and Controller and Director (1993) of Peoples
                               Gas and North Shore Gas. Mr. Balaskovits has been an employee of the Company and/or its subsidiaries since 1967.

Emmet P. Cassidy         64    Secretary and Treasurer (1989) of the Company.
                               Mr. Cassidy is also Secretary and Treasurer
                               (1989) of Peoples Gas and North Shore Gas.
                               Prior to that, he was Assistant Secretary and Assistant Treasurer of the Company and both subsidiaries (1981-1989). Mr. Cassidy has been an employee of the Company and/or its subsidiaries since 1955.

J. Bruce Hasch           59    President and Chief Operating Officer (1990)
                               and Director (1987) of the Company.
                               Mr. Hasch is also President and Chief Operating
                               Officer (1990) and a Director (1986) of Peoples
                               Gas and North Shore Gas.  Prior to becoming
                               President, Mr. Hasch was Executive Vice President
                               (1985-1990) of the Company and its
                               subsidiaries and Vice President (1981-1985) of both subsidiary companies. Mr. Hasch has been an employee of the Company and/or its subsidiaries since 1960, including 16 years with Natural Gas
                               Pipeline Company of America, a former subsidiary.

James Hinchliff           57   Senior Vice President and General Counsel
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

                       Age at
       Name           11/30/97          Position with the Company

James M. Luebbers         51   Vice President of the Company.  Mr. Luebbers is
                               also Vice President of Peoples Gas and North
                               Shore Gas. Mr. Luebbers has been an employee of the Company and/or its subsidiaries since 1969.

William E. Morrow         41   Vice President of the Company. Mr. Morrow is also
                               Vice President of Peoples Gas and North Shore
                               Gas. Mr. Morrow has been an employee of the Company and/or its subsidiaries since 1979.

Kevin O'Connell           51   Vice President of the Company.  Mr. O'Connell is
                               also Vice President of Peoples Gas and North
                               Shore Gas. Mr. O'Connell has been an employee of the Company and/or its subsidiaries since 1997.

Thomas M. Patrick         51   Executive Vice President (1996) of the Company.
                               Mr. Patrick is also Executive Vice President and
                               Director  (1997) of Peoples Gas and North Shore
                               Gas.  Prior to becoming Executive Vice President,
                               Mr. Patrick was Vice President (1989-1996) of both subsidiaries. Mr. Patrick has been an employee of the Company and/or its subsidiaries since 1976.

Desiree Rogers            38   Vice President of the Company. Ms. Rogers is also
                               Vice President of Peoples Gas and North Shore
                               Gas. Ms. Rogers has been an employee of the Company and/or its subsidiaries since 1997.

Richard E. Terry          60   Chairman of the Board and Chief Executive
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


                                 PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS

   The common stock of the Company is listed on the New York, Chicago, and Pacific Stock Exchanges (trading symbol: PGL). At November 30, 1997, there were 27,763 registered shareholders.

   The common stock price range and dividends declared per common share by quarters for fiscal 1997 and 1996 were as follows:

Fiscal                    Stock Price                 Dividends
Quarters         High            Low        Close     Declared

1997
 Fourth       $39-11/16        $36-5/8   $37-11/16       $0.47
 Third          39-7/8          31-1/4     37-7/16        0.47
 Second         35-5/8          32-5/8     33-1/8         0.47
 First          37-3/8           33        33-7/8         0.46

1996
 Fourth        $36-1/8          $30-7/8   $34            $0.46
 Third          33-1/2          29-5/8     33-1/2         0.46
 Second         33-1/4          29-7/8     32-3/8         0.46
 First          32              27-1/8     31-3/4         0.45




 ITEM 6.  SELECTED FINANCIAL DATA
For fiscal years ended September 30,                      1997           1996           1995           1994           1993
COMMON STOCK INFORMATION
Earnings per share                                  $      2.81    $      2.96    $      1.78    $      2.13    $      2.11
Cash dividends declared per share                   $      1.87    $      1.83    $      1.80    $     1.795    $     1.775
Book value per share at year-end                    $     20.43    $     19.48    $     18.38    $     18.39    $     18.05
Average shares outstanding (thousands)                   35,000         34,942         34,901         34,854         34,809
OPERATING RESULTS (thousands)
Operating Revenues:
  Residential                                       $   941,557    $   883,100    $   752,796    $   951,037    $   929,407
  Commercial                                            146,412        141,594        116,113        160,912        156,377
  Industrial                                             28,918         32,075         24,128         41,979         41,354
  Transportation (a)                                    134,086        128,876        122,814        110,128        117,949
  Other                                                  23,397         13,032         17,550         15,432         13,854
    Total Operating Revenues                          1,274,370      1,198,677      1,033,401      1,279,488      1,258,941
Less- Gas costs                                         615,602        529,875        457,436        669,039        646,351
    - Revenue taxes                                     126,224        121,172        109,720        132,734        131,673
  Net Operating Revenues                            $   532,544    $   547,630    $   466,245    $   477,715    $   480,917
Net Income                                          $    98,404    $   103,438    $    62,154    $    74,399    $    73,375
ASSETS AT YEAR-END (thousands)
Property, plant and equipment                       $ 2,117,509    $ 2,046,156    $ 2,088,277    $ 2,019,379    $ 1,950,981
Less - Accumulated depreciation                         715,279        665,077        715,208        677,447        632,965
  Net Property, Plant and Equipment                 $ 1,402,230    $ 1,381,079    $ 1,373,069    $ 1,341,932    $ 1,318,016
Total assets                                        $ 1,820,805    $ 1,783,750    $ 1,822,492    $ 1,809,286    $ 1,765,870
Capital expenditures - construction                 $    89,404    $    85,620    $    95,941    $    87,218    $   131,669
CAPITALIZATION AT YEAR-END (thousands)
Common equity                                       $   716,499    $   681,185    $   641,694    $   641,378    $   628,451
Long-term debt of subsidiaries                          527,004        527,064        621,874        626,075        528,075
  Total Capitalization                              $ 1,243,503    $ 1,208,249    $ 1,263,568    $ 1,267,453    $ 1,156,526
FINANCIAL RATIOS (per cent)
Capitalization at Year-end:
  Common equity                                              58             56             51             51             54
  Long-term debt of subsidiaries                             42             44             49             49             46
    Total Capitalization                                    100            100            100            100            100
Return on common equity at year-end                        13.7           15.2            9.7           11.6           11.7
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales:
  Residential                                           142,836        154,128        130,571        142,876        144,199
  Commercial                                             24,910         27,390         22,079         26,206         26,185
  Industrial                                              5,361          6,803          5,059          7,325          7,623
Transportation (a)                                      107,621        112,348        106,352        102,023         99,607
  Total Gas Sales and Transportation                    280,728        300,669        264,061        278,430        277,614
Margin per Dth delivered                            $      1.90    $      1.82    $      1.77    $      1.72    $      1.73
NUMBER OF CUSTOMERS (average)
Residential                                             910,657        910,236        906,881        905,461        904,316
Commercial                                               50,914         50,719         50,872         50,955         50,736
Industrial                                                3,708          3,696          3,783          3,927          4,069
Transportation (a)                                       10,959         11,348         10,934         10,247          9,734
  Total Customers                                       976,238        975,999        972,470        970,590        968,855
DEGREE DAYS                                               6,806          7,080          5,897          6,701          6,679
Per cent of normal (6,536)                                  104            108             90            103            102



 (a) Includes commercial, industrial, and larger residential customers.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

   Net income decreased $5.0 million, to $98.4 million, in fiscal 1997 from 1996, primarily a result of decreased gas deliveries due to weather that was four per cent warmer than the previous fiscal year and conservation. Also hindering this year's comparative results were the year-ago period's gain on the expiration of gas storage contracts (see
Note 6 of the Notes to Consolidated Financial Statements), increased computer support services associated with the implementation of a new customer information system, and increased depreciation and amortization expense. Partially offsetting these effects were a decrease in pension expense (see Note 7A of the Notes to Consolidated Financial Statements), a full year's effect of the utilities' November 1995 rate increases (see Note 2A of the Notes to the Consolidated Financial Statements), decreased net interest expense and a tax accrual adjustment.

   In 1996, net income increased $41.3 million, to $103.4 million, due chiefly to weather that was 20 per cent colder than in 1995 and to the aforementioned rate increases. In addition, net income benefited from the previously mentioned gain associated with the expiration of certain natural gas storage contracts and a net credit in pension expense. These increases were partly offset by the fiscal year's higher operating costs, primarily the result of the prior year's recognition of the federal income tax settlement (see Note 8D of the Notes to Consolidated Financial Statements).


   A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                                   Fiscal 1997              Fiscal 1996
                                                    over 1996               over 1995
                                                Amount                  Amount
                                               (000's)     Per Cent    (000's)    Per Cent
Net operating revenues (a)                    $(15,086)      (2.8)     $81,385      17.5
Operation and maintenance expenses             (16,925)      (6.4)      25,134      10.4
Depreciation and amortization expens             3,439        4.9        4,227       6.4
Income taxes                                    (2,025)      (3.6)      27,895      97.1
Other income and deductions                     (6,163)     (21.3)      17,456      37.6
Net income                                      (5,034)      (4.9)      41,284      66.4


(a) Operating revenues, net of gas costs and revenue taxes.


Net Operating Revenues

   Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. The direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies, changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes imposed by the state and various municipalities.

   Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the subsidiaries, changes in gas costs (except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies), or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

   Net operating revenues decreased $15.1 million, to $532.5 million, in 1997. Natural gas deliveries decreased 20.0 bcf, to 280.7 bcf, primarily due to weather that was four per cent warmer than in 1996 and conservation. Net operating revenues decreased approximately $24.2 million ($14.6 million after income taxes) as a result of customer conservation measures and warmer weather. However, a full year's effect of the utilities' rate increases improved net operating revenues by approximately $4.5 million ($2.7 million after income taxes).

   In 1996, net operating revenues increased $81.4 million, to $547.6 million. Natural gas deliveries increased 36.6 bcf, to 300.7 bcf, due to weather that was 20 per cent colder than in 1995 and over eight per cent colder than normal. Net operating revenues increased approximately $29 million ($17.5 million after income taxes) as a result of the colder weather. Also, the aforementioned rate increases for the Company's utility subsidiaries improved net operating revenues by about $34.7 million ($20.9 million after income taxes).

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $16.9 million, to $249.0 million, in 1997, due chiefly to an $18.6 million decrease in pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions (see
Note 7A of the Notes to Consolidated Financial Statements), lower reengineering expenses ($2.5 million), and reductions in costs associated with liability insurance premiums and claim settlements ($2.3 million) and group insurance expense ($1.7 million). These decreases were partially offset by an increase in payments for outside services ($3.7 million) and higher administrative and general expenses.

   In 1996, operation and maintenance expenses increased $25.1 million, to $266.0 million, due principally to the reduction of expense from the prior year's recognition of about $14 million for an IRS settlement. (See Note 8D of the Notes to Consolidated Financial Statements.) Also, the provision for uncollectible accounts increased ($5.4 million), due largely to greater sales revenue attributable to the colder weather and higher rates. In addition, increases between years resulted from greater labor costs ($4.1 million), outside services ($2.4 million), distribution system expenses ($3.1 million), and environmental costs recovered through rates ($3.3 million). These increases were offset, in part, by decreased pension costs ($12.9 million).

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $3.4 million, to $74.1 million, in 1997, due chiefly to depreciable property additions.

   In 1996, depreciation and amortization expense increased $4.2 million, to $70.6 million, due mainly to depreciable property additions and the amortization of costs associated with the closing of the synthetic natural gas-making plant.

Income Taxes

   Income taxes, exclusive of the $1.8 million included in other income and deductions, declined $2.0 million, to $54.6 million, in 1997, due to a tax accrual adjustment.

   In 1996, income taxes, exclusive of the $5.8 million included in other income and deductions, increased $27.9 million, to $56.6 million, due principally to higher pre-tax income.

Other Income and Deductions

   Other income and deductions increased $6.2 million from the prior year, due primarily to the prior period's gain associated with the expiration of natural gas storage contracts. (See Note 6 of the Notes to Consolidated Financial Statements.) Partially offsetting this increase were reductions in interest expense on long-term debt, resulting from the utility subsidiaries' early redemption of first mortgage bonds (see Note 13B of the Notes to Consolidated Financial Statements), and on amounts refunded to customers.

   In 1996, other income and deductions decreased $17.5 million from the prior year, due largely to the gain of $8.9 million, after income taxes, associated with the expiration of certain natural gas storage contracts. Additionally, fiscal year 1996 included lower interest on long-term debt. These decreases were offset, in part, by decreased interest income reflecting lower cash balances.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This statement simplifies the calculation of earnings per share (EPS) and increases conformity to international standards. Under SFAS No. 128, primary EPS is replaced by "basic" EPS, which excludes the effects of any dilution. It is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   The Company is required to adopt the new standard for its fiscal 1998 financial statements (including interim financial statements). Early adoption is not permitted. Pro forma EPS, as if the Company adopted SFAS No. 128 as of October 1 of each period presented, are as follows:

         Fiscal Years     1997      1996      1995

         Basic EPS       $2.81     $2.96     $1.78
         Diluted EPS     $2.80     $2.95     $1.78

FERC Order 636 Costs. The Commission entered orders providing for full recovery by Peoples Gas and North Shore Gas of FERC Order 636 transition costs from the utilities' respective gas service customers. The Commission's orders have been appealed to the Illinois Supreme Court. (See Notes 1L, 2A, and 2B of the Notes to Consolidated
Financial Statements.)

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

Small-Volume Transportation Service. On June 25, 1997, the Commission allowed Riders SVT and AGG to go into effect for Peoples Gas, which will initiate a two year pilot program designed to provide transportation service to certain small-volume industrial and commercial customers of the utility as well as to some of its large residential customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required.

Operating Statistics. The following table represents gas distribution margin components:

For fiscal years ended September 30,   1997       1996           1995
Operating Revenues (thousands):
  Gas sales
    Residential                   $   941,557  $  883,100  $   752,796
    Commercial                        146,412     141,594      116,113
    Industrial                         28,918      32,075       24,128
                                    1,116,887   1,056,769      893,037

  Transportation
    Residential                        36,812      37,133       37,850
    Commercial                         48,108      51,251       50,318
    Industrial                         31,018      36,059       34,646
    Contract Pooling                   17,742       4,433            -
    Other                                 406           -            -
                                      134,086     128,876      122,814

  Other                                23,397      13,032       17,550

Total Operating Revenues            1,274,370   1,198,677    1,033,401
Less- Gas Costs                       615,602     529,875      457,436
    - Revenues Taxes                  126,224     121,172      109,720
Net Operating Revenues            $   532,544 $   547,630  $   466,245

Deliveries (MDth):
  Gas Sales
    Residential                      142,836      154,128      130,571
    Commercial                        24,910       27,390       22,079
    Industrial                         5,361        6,803        5,059
                                     173,107      188,321      157,709

  Transportation (a)
    Residential                       27,910       26,521       24,811
    Commercial                        40,564       42,461       41,648
    Industrial                        38,913       43,366       39,893
    Other                                234            -            -
                                     107,621      112,348      106,352

  Total Gas Sales and Transportation 280,728      300,669      264,061

  Margin per Dth delivered       $      1.90  $      1.82  $      1.77


(a) Volumes associated with contract pooling service are included in the respective customer classes.

INVESTMENT IN NON-UTILITY SUBSIDIARIES

The Company intends to increase its investment in nonregulated energy businesses through investments in its non-utility subsidiaries (see Liquidity-Credit Lines and Debt Ratings; Capital Resources - Capital Spending).



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

Credit Lines. At September 30, 1997, the Company had in place a bank line of credit of $20 million, of which $19.9 million was available.
In connection with plans to make equity investments in one or more of its non-utility subsidiaries, the Company is in the process of establishing a $150 million commercial paper program. If this financing vehicle is utilized, the Company will enter into credit agreements with commercial banks to provide 100% back-up lines of credit to support this commercial paper program.

   The utility subsidiaries have lines of credit of $129.4 million. At September 30, 1997, the utility subsidiaries had unused credit available from banks of $126.5 million. (See Note 12 of the Notes to Consolidated Financial Statements.)

Cash Flow Activities. Net cash provided by operating activities in 1997 increased by $69.1 million, due chiefly to changes in other assets, gas costs refundable, and net receivables. Partially offsetting these items were changes in accounts payable and gas in storage.

   In 1996, net cash provided by operating activities declined by $128.0 million, due principally to changes related to gas sales revenue refundable, net receivables, and other assets. Such items were partially offset by increases from net income, due mainly to colder weather and the rate increases, and from accounts payable. In 1995, net cash provided by operating activities increased by $22.9 million, due primarily to changes related to gas in storage, other assets, and deferred income taxes. These items were offset, in part, by changes in gas costs recoverable and net receivables.

   Net cash used in investing activities for 1997, 1996, and 1995 largely represents the level of capital expenditures in the respective years.

   Net cash used in financing activities in 1997 reflects dividends paid to common stockholders and the issuance of new shares of common stock through the direct purchase and investment plan.

   In 1996, net cash used in financing activities reflects the redemption of previously issued debt. (See Note 13B of the Notes to Consolidated Financial Statements.) Net cash used in financing activities in 1995 includes drawdowns from the trust fund associated with prior financing for utility construction activities.

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $67.9 million. (See Note 4 of the Notes to Consolidated Financial Statements.)

District Energy. Peoples District Energy is a 50 per cent participant in a partnership, Trigen-Peoples District Energy Company, that provides district energy services to the McCormick Place exposition and convention center in Chicago, Illinois. In May 1998 the partnership will begin providing district energy services to the adjacent Hyatt Regency McCormick Place Hotel. Neither the partnership nor its partners are regulated as a public utility. The Company and Trigen Energy Corporation have each provided a joint and several limited guarantee to the owner and operator of McCormick Place and also have certain limited obligations to the partnership's lender under a Sponsors Support and Equity Contribution Agreement.

Interest Coverage. The fixed charges coverage ratios for Peoples Gas for fiscal 1997, 1996, and 1995 were 5.01, 4.84, and 2.76, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 5.74, 5.62, and 2.93, respectively. The increase in the ratio in the current fiscal year for each Company is due to lower interest expense on amounts refundable to customers and on long-term debt. The increase in the ratio for fiscal year 1996 for each Company reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission-approved rate increases. (See Results of Operations - Net Income.) The ratios for fiscal year 1995 for both utility subsidiaries include the recording of an IRS settlement in income. (See Note 8D of the Notes to Consolidated Financial Statements.)

Debt Ratings. In connection with its proposed $150 million commercial paper program, the Company requested Moody's Investors Service and Standard and Poor's Ratings Group to establish credit ratings on the Company's securities. On November 25, 1997, Moody's Investors Service assigned the Company a long-term debt rating of A2 and a short-term debt rating of P-1. On the same date Standard and Poor's assigned the Company a long-term debt rating of A+ and a short-term rating of A-1.

   The long-term debt of Peoples Gas and North Shore Gas had been rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's since fiscal 1985. On November 25, 1997, Moody's raised the long-term debt rating of both utilities to Aa2. The commercial paper of both utilities has the top rating from both agencies.

Environmental Matters. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

   In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environ-mental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. Salomon has appealed the ruling of the District Court to the United States Court of Appeals, Seventh Circuit. (See
Note 3B of the Notes to Consolidated Financial Statements.)

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges violations arising out of a gasoline release that occurred in Wheeling, Illinois, in June 1992, when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is contesting this suit. (See Note 3C of the Notes to Consolidated Financial Statements.)

Regulatory Actions. On November 8, 1995, the Commission issued orders approving changes in rates of Peoples Gas and North Shore Gas. (See
Note 2A of the Notes to Consolidated Financial Statements.)

Year 2000. The Company is modifying all of its computer programs to be year 2000 compatible. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modification will have a material adverse effect on the financial position or results of operations of the Company.

CAPITAL RESOURCES

Capital Spending. Capital expenditures for additions, replacements, and improvements to the utility plant were $89.4 million in 1997, $85.6 million in 1996, and $95.9 million in 1995.

   Expenditures in fiscal 1997 increased $3.8 million from 1996, resulting from an increase of $12.5 million for a new customer information system, partially offset by the continuation of a cost containment program.

   In fiscal 1996, expenditures decreased $10.3 million from 1995, reflecting the continuation of a cost containment program.

   Capital expenditures for fiscal 1998 are expected to be about $115.6 million, an increase of $26.2 million from the 1997 level. The estimate of expenditures for 1998 includes $26.0 million for Peoples Gas' customer information system and $13.5 million for its remote automatic meter reading project.

   There are no sinking fund requirements for long-term debt due in fiscal 1998. (See Note 13C of the Notes to Consolidated Financial Statements.)

   The Company anticipates that the utilities' future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from the Company, borrowing arrangements with banks and/or the issuance of commercial paper on an interim basis, and periodic long-term financing involving equity or the utilities' first mortgage bonds.

   The capital needs of the Company's non-utility subsidiaries have been met with periodic equity infusions. The Company intends to increase its investment in nonregulated energy businesses. It is anticipated that future capital needs for such investments will be met through additional equity investments by the Company in or through loans from the Company to its non-utility subsidiaries. To fund such potential investments, the Company currently is in the process of establishing a $150 million commercial paper program.

Bonds Redeemed. On December 29, 1995, Peoples Gas redeemed, from general corporate funds, approximately $87 million aggregate principal amount of the City of Joliet's 1984 Gas Supply Revenue Bonds, Series A and B, which were secured by Peoples Gas' Series U and V First and Refunding Mortgage Bonds. (See Note 13B of the Notes to Consolidated Financial Statements.)

   On February 1, 1996, North Shore Gas redeemed $8 million aggregate principal amount of its Series I First Mortgage Bonds, using the proceeds of a short-term bank loan as well as other monies of North Shore Gas. (See Note 13B of the Notes to Consolidated Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Page

Statement of Management's Responsibility                      20

Report of Independent Public Accountants                      21

Consolidated Statements of Income for fiscal years ended
  September 30, 1997, 1996, and 1995                          22

Consolidated Statements of Retained Earnings for fiscal
  years ended September 30, 1997, 1996, and 1995              22

Consolidated Balance Sheets at September 30, 1997 and 1996    23

Consolidated Capitalization Statements at September 30, 1997
  and 1996                                                    24

Consolidated Statements of Cash Flows for fiscal years ended
  September 30, 1997, 1996, and 1995                          25

Notes to Consolidated Financial Statements                    26


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

   Arthur Andersen LLP, the Company's independent public accountants approved by the shareholders, as a part of its audit of the financial statements, selectively reviews and tests certain aspects of internal accounting controls solely to determine the nature, timing, and extent of its audit tests. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data and believes that all representations made to the independent public accountants during its audit were valid and appropriate.

   The Audit Committee of the Board of Directors, comprised of six outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to ensure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Shareholders of Peoples Energy Corporation:


   We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation
(an Illinois corporation) and subsidiary companies at September 30, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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




                                    /s/ ARTHUR ANDERSEN LLP


                                        ARTHUR ANDERSEN LLP







Chicago, Illinois
October 31, 1997





CONSOLIDATED STATEMENTS OF INCOME

                                                       Peoples Energy Corporation
For fiscal years ended September 30,               1997            1996            1995
                                               (Thousands, except per-share amounts)
Operating Revenues:
Gas sales                                      $ 1,116,887    $ 1,056,769    $   893,037
Transportation                                     134,086        128,876        122,814
Other                                               23,397         13,032         17,550
Total Operating Revenues                         1,274,370      1,198,677      1,033,401
Operating Expenss:
Gas costs                                          615,602        529,875        457,436
Operation                                          201,409        220,318        199,095
Maintenance                                         47,626         45,642         41,731
Depreciation and amortization                       74,074         70,635         66,408
Taxes- Income                                       54,595         56,620         28,725
     - State and local revenue                     126,224        121,172        109,720
     - Other                                        21,297         22,001         21,700
Total Operating Expenses                         1,140,827      1,066,263        924,815
Operating Income                                   133,543        132,414        108,586
Other Income and (Deductions):
Interest income                                      5,410          5,397         10,066
Allowance for funds used during construction           267             23              -
Interest on long-term debt of subsidiaries         (35,722)       (37,826)       (46,413)
Other interest expense                              (2,753)        (5,114)        (7,457)
Income taxes                                        (1,840)        (5,839)        (3,831)
Miscellaneous - net (see Note 10)                     (501)        14,383          1,203
Total Other Income and Deductions                  (35,139)       (28,976)       (46,432)
Net Income                                       $  98,404    $   103,438    $    62,154
Average Shares of Common Stock Outstanding          35,000         34,942         34,901
Earnings Per Share of Common Stock               $    2.81    $      2.96    $      1.78



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                         Peoples Energy Corporation
For fiscal years ended September 30,                     1997        1996        1995
                                                                  (Thousands)
Balance at Beginning of Year                             $ 403,304   $ 364,581   $ 365,258
 Add - Net Income                                           98,404     103,438      62,154
 Deduct- Dividends declared on common stock of $1.87
            $1.83, and $1.80 per share, respectively        65,460      63,954      62,831
       - Additional minimum liability for
             non-qualified pension plan, net of tax          1,596         761           -
Balance at End of Year                                   $ 434,652   $ 403,304   $ 364,581



The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED BALANCE SHEETS
                                                                     Peoples Energy Corporation
At September 30,                                                          1997            1996
                                                                               (Thousands)
Properties and Other Assets
Capital Investments:
Property, plant and equipment, at original cost                       $2,117,509     $2,046,156
Less - Accumulated depreciation                                          715,279        665,077
Net property, plant and equipment                                      1,402,230      1,381,079
Other investments                                                         16,305         12,348
Total Capital Investments - Net                                        1,418,535      1,393,427

Current Assets:
Cash and cash equivalents                                                 33,298         37,770
Temporary cash investments                                                15,900            900
Receivables -
   Customers, net of allowance for uncollectible
       accounts of $29,895 and $26,211, respectively                      72,290         68,675
   Other                                                                  39,182         32,399
Accrued unbilled revenues                                                 22,742         29,314
Materials and supplies, at average cost                                   19,386         16,128
Gas in storage, at last-in, first-out cost                                77,843         65,502
Gas costs recoverable through rate adjustments                             5,164         19,920
Prepayments                                                               42,902         12,287
Total Current Assets                                                     328,707        282,895
Other Assets:
Regulatory assets of subsidiaries (see Note 1H)                           54,136         91,498
Deferred charges                                                          19,427         15,930
Total Other Assets                                                        73,563        107,428
Total Properties and Other Assets                                     $1,820,805     $1,783,750


Capitalization and Liabilities
Capitalization (see Consolidated Capitalization Statements)           $1,243,503     $1,208,249
Current Liabilities:
Interim loans of subsidiaries                                              2,810          2,625
Accounts payable                                                         134,813        147,972
Dividends payable on common stock                                         16,479         16,082
Customer gas service and credit deposits                                  45,386         42,390
Accrued taxes                                                             20,645         32,821
Gas sales revenue refundable through rate adjustments                     14,951         13,921
Accrued interest                                                          10,800         10,796
Total Current Liabilities                                                245,884        266,607
Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation (see Note 8C) 249,178        230,948
Investment tax credits being amortized over
   the average lives of related property                                  33,942         35,439
Other                                                                                    48,298             42,507
Total Deferred Credits and Other Liabilities                             331,418        308,894
Total Capitalization and Liabilities                                  $1,820,805     $1,783,750



The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED CAPITALIZATION STATEMENTS
                                                               Peoples Energy Corporation
At September 30,                                                 1997                   1996
                                                           (Thousands, except number of shares)
Common Stockholders' Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding 35,069,517 and 34,960,399 shares,respectively $    281,847          $   277,881
Retained earnings (see Consolidated Statements
   of Retained Earnings)                                          434,652              403,304
Total Common Stockholders' Equity                                 716,499              681,185

Long-Term Debt:
Exclusive of sinking fund payments and maturities
   due within one year
The Peoples Gas Light and Coke Company
   First and Refunding Mortgage Bonds -
      Adjustable-Rate Series W (3.95% and 4% through
         September 30, 1997 and September 30, 1996, respectively),
         due October 1, 1999 (see Note 13A)                        10,400               10,400
      6.875% Series X, due March 1, 2015                           50,000               50,000
      7.50% Series Y, due March 1, 2015                            50,000               50,000
      7.50% Series Z, due March 1, 2015                            50,000               50,000
      8.10% Series BB, due May 1, 2020                             75,000               75,000
      6.37% Series CC, due May 1, 2003                             75,000               75,000
      5-3/4% Series DD, due December 1, 2023                       75,000               75,000
      Adjustable-Rate Series EE (3.70% and 3.85% through
         November 30, 1997 and November 30, 1996, respectively),
         due December 1, 2023 (see Note 13A)                       27,000               27,000
      6.10% Series FF, due June 1, 2025                            50,000               50,000
North Shore Gas Company
   First Mortgage Bonds -
      8% Series J, due November 1, 2020                            24,699               24,734
      6-3/8% Series K, due October 1, 2022                         24,905               24,930
      6.37% Series L, due May 1, 2003                              15,000               15,000
Total Long-Term Debt                                              527,004              527,064
Total Capitalization                                         $  1,243,503         $  1,208,249


The Notes to Consolidated Financial Statements are an integral part of these statements.



 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Peoples Energy Corporation
For fiscal years ended September 30,                      1997           1996            1995
                                                                      (Thousands)
Operating Activities:
Net Income                                            $   98,404    $   103,438     $   62,154
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                           74,074         70,635         66,408
  Deferred income taxes and investment tax credits - net  16,463         13,669         10,556
  Change in deferred credits and other liabilities         6,061         20,324         (9,522)
  Change in other assets                                  28,251        (56,853)        (1,607)
  Other                                                        -             85             63
  Change in current assets and liabilities:
    Receivables - net                                    (10,398)       (41,766)        16,875
    Accrued unbilled revenues                              6,572         (8,147)        (1,245)
    Materials and supplies                                (3,258)           338          7,389
    Gas in storage                                       (12,341)        35,044         50,458
    Gas costs recoverable                                 14,756        (13,715)         8,221
    Prepayments                                          (30,615)        (9,985)          (251)
    Accounts payable                                     (13,159)        45,595         (6,758)
    Customer gas service and credit deposits               2,996          1,813         (4,843)
    Accrued taxes                                        (12,176)         4,661           (776)
    Gas sales revenue refundable                           1,030        (65,581)        28,559
    Accrued interest                                           4         (2,001)          (146)

Net Cash Provided by Operating Activities                 166,664        97,554        225,535

Investing Activities:
Capital expenditures of subsidiaries - construction       (89,404)      (85,620)       (95,941)
Other assets                                                  584        11,887         (1,603)
Other capital investments                                  (6,344)       (2,827)          (123)
Other temporary cash investments                          (15,000)          200           (100)
Other long-term cash investments                                -             -          5,982

Net Cash Used in Investing Activities                    (110,164)      (76,360)       (91,785)

Financing Activities:
Interim loans of subsidiaries - net                           185         1,725              -
Issuance of long-term debt of subsidiaries                      -             -         50,000
Trust fuutility construction                                    -             -         31,493
      - bond redemption                                         -           237           (237)
Retirement of long-term debt of subsidiaries                  (60)      (98,810)       (54,201)
Dividends paid on common stock                            (65,063)      (63,583)       (62,810)
Proceeds from issuance of common stock                      3,966           768            993

Net Cash Used in Financing Activities                     (60,972)     (159,663)       (34,762)

Net Increase (Decrease) in Cash and Cash Equivalents       (4,472)     (138,469)        98,988
Cash and Cash Equivalents at Beginning of Year             37,770       176,239         77,251

Cash and Cash Equivalents at End of Year               $   33,298   $    37,770     $  176,239



The Notes to Consolidated Financial Statements are an integral part of these statements.


		Peoples Energy Corporation


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A     Principles of Consolidation

  All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain items previously reported for years prior to 1997 have been reclassified to conform with the current-year presentation.

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

1C     Concentration of Credit Risk

  Peoples Gas provides natural gas service to approximately
836,000 customers within the City of Chicago.  North Shore
Gas provides natural gas service to about 140,000 customers within approximately 275 square miles in Northeastern
Illinois. Credit risk for each utility is spread over a diversified base of residential, commercial, and industrial retail sales and transportation customers.

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

1E     Property, Plant and Equipment

  Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction.

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

  The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

For fiscal years ended     1997     1996     1995
September 30,

Peoples Gas                 3.7%     3.6%     3.6%
North Shore Gas             3.1      3.1      3.1
Consolidated                3.6      3.5      3.5

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


   The following regulatory assets of subsidiaries were reflected in Other Assets in the Consolidated Balance Sheets at September 30, 1997 and 1996:

                                                                       1997        1996
                                                                         (Thousands)
Environmental costs, net of recoveries (see Note 3A)               $  17,720   $  19,384
Transition costs from pipeline supplier (see Note 2B)                  8,343      40,438
Regulatory income tax assets (see Note 1I)                             7,146       4,339
Discount, premium, expenses, and loss on reacquired bonds              3,022       3,483
SNG plant - decommissioning                                           17,543      23,156
Other                                                                    362         698
Total regulatory assets of subsidiaries                            $  54,136   $  91,498


1I Income Taxes

   The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 8C.)

   Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 1997 and 1996, net regulatory income tax assets recorded in Other Assets amounted to $7.1 million and $4.3 million, respectively, while net regulatory income tax liabilities recorded in Other Liabilities equaled $5.2 million and $5.5 million, respectively.


   Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

   The preceding deferred-tax and tax-credit accounting conforms with regulations of the Commission.

1J Gas in Storage

   Storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September
30, 1997 and 1996 exceeded the LIFO cost by approximately
$104 million and $91 million, respectively.

1K Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

   Income taxes and interest paid (excluding capitalized interest) were as follows:

For fiscal years ended     1997      1996      1995
September 30,
                                  (Thousands)

Income taxes paid        $55,037   $44,187   $16,448
Interest paid             36,906    41,386    47,732

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

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas
Charge are subject to challenge. Such proceedings, regarding Peoples Gas and North Shore Gas for fiscal years
1996 and 1997, are currently pending before the Commission.

   Pursuant to FERC Order No. 636 and successor orders, pipelines are allowed to recover transition costs from their customers. These costs arise from the restructuring of pipeline service obligations required by the 636 Orders.
The utilities are currently recovering pipeline charges for transition costs through the Gas Charge. (See Notes 2A and 2B.)

1M Recovery of Costs of Environmental Activities Relating to
Former Manufactured Gas Operations

   Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. Such proceedings, regarding Peoples Gas and North Shore Gas for fiscal years 1994 through 1996 are currently pending before the Commission. (See Note 3A.)

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

2B FERC Orders 636, 636-A, and 636-B

   FERC Order 636 and successor orders require pipelines to make separate rate filings to recover transition costs. Under a Stipulation and Agreement filed by Natural Gas Pipeline Company of America (Natural) and approved by FERC, Natural's charges to the utilities for GSR transition costs (the largest category of such costs for Peoples Gas and North Shore Gas) are subject to a cap of approximately $103 million for Peoples Gas and $25 million for North Shore Gas. Peoples Gas and North Shore Gas are currently recovering transition costs through the Gas Charge. At September 30, 1997, Peoples Gas and North Shore Gas had made payments of $96.1 million and $23.6 million, respectively, and had accrued an additional $6.9 million and $1.4 million, respectively, toward the caps.

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

   In 1990, North Shore Gas entered into an Administrative
Order on Consent (AOC) with the United States Environmental
Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North
Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation were each a potentially responsible party (PRP) under CERCLA with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

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

   The current owner of a site in Chicago, formerly called
Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1997, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.7 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at September 30, 1997 have not been reduced to reflect recoveries from insurance carriers.

   The Company believes that the costs incurred by Peoples
Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At September 30, 1997, the subsidiaries had recovered $12.0 million of such costs through rates.

3B Former Mineral Processing Site in Denver, Colorado

   In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor-in-interest to certain companies that were allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

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

3C Gasoline Release in Wheeling, Illinois

   In June 1995, North Shore Gas received a letter from the IEPA informing North Shore Gas that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois, in June 1992, when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is contesting this suit. Management does not believe the outcome of this suit will have a material adverse effect on financial position or results of operations of the Company or North Shore Gas.


4.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $67.9 million.


5.  LONG-TERM LEASE

   In October 1993, Peoples Gas entered into a 15-year operating lease for its headquarters office.

   The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 per cent each year through the 10th year.
Base rent in the 11th year is approximately $3.6 million with annual increases of 2 per cent each year through the 15th year.

   Rental expenses for the headquarters office were $6.4 million, $6.5 million, and $6.4 million for fiscal years
1997, 1996, and 1995, respectively.


6.  EXPIRATION OF STORAGE CONTRACTS

   Peoples Gas and North Shore Gas had certain natural gas storage contracts with Natural that expired on or before December 1, 1995. Associated with the expiration of the contracts, the utilities realized a gain of approximately $14.8 million ($8.9 million after income taxes) during fiscal year 1996.


7.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

7A Pension Benefits

   The Company and certain of its subsidiaries participate in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. The Company and its participating subsidiaries make annual contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

   The Company also has non-qualified pension plans that provide certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

   Net pension cost for all plans for fiscal 1997, 1996, and 1995 included the following components:


                                                              1997         1996        1995
                                                                      (Millions)
Service cost - benefits earned during year                  $   11.7     $  13.7     $  14.4
Interest cost on projected benefit obligations                  29.4        32.6        29.9
Actual return on plan assets (gain)                           (110.0)      (68.8)      (85.0)
Net amortization and deferral                                   60.2        22.1        45.5
Settlement accounting                                          (18.0)       (7.7)          -
Net pension cost (credit)                                   $  (26.7)    $  (8.1)    $   4.8



   In 1997 and 1996, the Company recognized net gains of $18.0 million and $7.7 million, respectively, from the settlement of portions of pension plan obligations.

   The calculation of pension cost assumed a long-term rate of return on assets of 9.0 per cent for 1997, 8.5 per cent for 1996, and 7.5 per cent for 1995. The settlement accounting cost for 1997 and 1996 was determined using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year.


   The following table shows the estimated funded status of the Company's pension plans at September 30, 1997 and 1996:

                                                                   1997           1996
                                                                        (Millions)
Plan assets at market value                                     $  579.0       $  577.5
Actuarial present value of plan benefits:
  Vested                                                           265.1          298.4
  Non-vested                                                        33.6           33.4
Accumulated benefit obligation                                     298.7          331.8
Effect of projected future compensation increases                   81.8           75.8
Projected benefit obligation                                       380.5          407.6
Excess of plan assets over projected benefit obligation            198.5          169.9
Less:
  Unrecognized transition asset                                     18.7           23.7
  Unrecognized prior service cost                                   (5.8)          (4.6)
  Unrecognized net gain                                            150.8          144.0
Non-qualified plan contributions: 7-1-97 to 9-30-97                  1.5             -
Recognition of non-qualified plan additional minimum liability      (4.6)          (1.9)
Accrued pension asset                                           $   31.7       $    4.9


   The projected benefit obligation and plan assets at September 30, 1997 and 1996, are based on a July 1 measurement date, using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

7B Other Postretirement Benefits

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

   Net postretirement benefit cost for all plans for fiscal 1997, 1996, and 1995 included the following components:


                                                         1997         1996         1995
                                                                   (Millions)
Service cost - benefits earned during year            $   3.2      $   3.4      $   2.7
Interest cost on projected benefit obligation             8.6          7.8          7.9
Actual return on plan assets (gain)                      (6.7)        (3.1)        (3.7)
Amortization of transition obligation                     4.9          4.9          4.9
Net amortization and deferral                             3.4          1.2          2.5
Net postretirement benefit cost                       $  13.4      $  14.2      $  14.3



   The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 9.0 per cent for 1997 and 7.5 per cent for 1996 and 1995.

   Of the above total postretirement costs recognized for fiscal years 1997, 1996, and 1995, $6.1 million, $6.2 million, and $6.4 million, respectively, were funded through trust funds for future benefit payments.


   The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1997 and 1996:


                                                                  1997          1996
                                                                       (Millions)
Plan assets at market value                                     $  47.7       $   35.6
Accumulated postretirement benefit obligation (APBO):
  Retirees                                                         69.2           65.6
  Fully eligible active plan participants                          14.2           18.7
  Other active plan participants                                   31.9           31.8
Total APBO                                                         15.3          116.1
Deficiency of plan assets over the APBO                           (67.6)         (80.5)
Less:
  Unrecognized transition obligation
  (being amortized over 20 years)                                 (78.9)         (83.8)
  Unrecognized net gain                                            19.7           11.9
Contributions: July 1 to September 30                               7.9            8.1
Accrued postretirement benefit liability                        $  (0.5)      $   (0.5)


   The total APBO and plan assets at September 30, 1997 and 1996, are based on a July 1 measurement date using a discount rate of 7.5 per cent and assumed future compensation increases of 4.5 per cent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

   For measurement purposes, a health care cost trend rate of 7.9 per cent was assumed for fiscal 1998, and that rate thereafter will decline gradually to 4.75 per cent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1997, by $8.5 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.3 million annually.


8.  TAX MATTERS

8A Provision for Income Taxes


  Total income tax expense as shown on the Consolidated Statements of Income is composed of the following:

For fiscal years ended September 30,            1997         1996         1995
                                                (Millions)
Current:
  Federal                                       $ 32,720     $ 40,341     $ 18,328
  State                                            7,266        8,534        3,323
  Total current income taxes                      39,986       48,875       21,651
Deferred:
  Federal                                         14,162       12,781        9,847
  State                                            3,846        3,551        2,917
  Total deferred income taxes                     18,008       16,332       12,764
Investment tax credits - net:
  Federal                                         (1,713)      (2,824)      (1,975)
  State                                              154          161          213
  Total investment tax credits - net              (1,559)      (2,663)      (1,762)
Total provision for income taxes                  56,435       62,544       32,653
Less - Included in operation expense                   -           85           97
Net provision for income taxes                  $ 56,435     $ 62,459     $ 32,556



8B Tax Rate Reconciliation


   The following is a reconciliation between the computed federal income tax expense (tax rate of 35 per cent times pre-tax book income) and the total provision for federal income tax expenses:

For fiscal years ended September 30, 1997                1996                1995
                                        Per Cent            Per Cent           Per Cent
                                           of                  of                 of
                               Amount   Pre-tax    Amount   Pre-tax    Amount  Pre-tax
                              (000's)   Income    (000's)    Income   (000's)   Income
Computed federal income
  tax expense                $50,250      35.00   $53,808     35.00   $30,924    35.00
Amortization of investment
  tax credits                 (1,713)     (1.19)   (2,824)    (1.84)   (1,975)   (2.24)
Amortization of deferred taxes(1,195)     (0.83)     (823)    (0.54)     (932)   (1.05)
Nontaxable-tax settlement          -         -          -        -     (1,965)   (2.22)
Accrual adjustment            (2,000)     (1.39)        -        -          -       -
Other, net                      (173)     (0.27)      137      0.09       148     0.17
Total provision for federal
  income taxes               $45,169      31.32   $50,298     32.71   $26,200    29.66


8C Deferred Income Taxes


   Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):


At September 30,                                       1997           1996
                                                            (Thousands)
Deferred tax liabilities:
  Property - accelerated depreciation and
     other property related items                    $ 250,447      $  236,919
  Other                                                 31,785          25,129
  Total deferred income tax liabilities                282,232         262,048
Deferred tax assets:
  Uncollectible accounts                               (13,476)       (14,056)
  Unamortized investment tax credits                   (12,008)       (10,562)
  Other                                                 (7,570)        (6,482)
  Total deferred income tax assets                     (33,054)       (31,100)
Net deferred income tax liabilities                  $ 249,178      $ 230,948


8D Income Tax Settlement

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


10.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS


For fiscal years ended September 30,                            1997      1996       1995
                                                                        (Thousands)
Amortization of net gain on sale of Peoples Gas Building     $    -    $      -    $   576
Interest on amounts recoverable from customers                  166         224        119
Gain on expiration of gas storage contracts (see Note 6)          -      14,810          -
Amortization of gain (loss) on reacquired bonds                (253)       (120)       240
Loss on donation of property                                   (650)          -          -
Other                                                           236        (531)       268
Total other income and deductions - miscellaneous            $ (501)   $  14,383   $ 1,203


11.  CAPITAL COMMITMENTS

   Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 1997, amounted to approximately $3.8 million.


12.  SHORT-TERM BORROWINGS AND CREDIT LINES


At September 30,                            1997            1996
                                             (Thousands)
Bank Loans
Peoples Gas
  8.50% due March 27, 1998             $     700       $       -
  8.25% due February 11, 1997                  -             700
Commercial Paper
North Shore Gas
  due October 1, 1997                  $   2,110       $       -
  due October 1, 1996                          -           1,925
Letters of Credit
  Peoples Energy                       $      69       $       -
  Peoples Gas                                100               -
Available lines of credit
  Unused bank lines                    $ 146,421       $ 126,775


   At September 30, 1997, the Company had in place a bank line of credit of $20 million, which will expire on July 31, 1998. This line of credit covers the projected short-term credit needs of the Company. In connection with its tentative plans to significantly increase its investment in one or more of its unregulated subsidiaries, the Company is in the process of establishing a $150 million Section 4(2) commercial paper program. If this commercial paper program is utilized, the Company will establish bank lines of credit in amounts sufficient to provide 100% back-up for the program. Payment for all lines of credit is by fee.

   Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.


   At September 30, 1997 and 1996, the utility subsidiaries had combined lines of credit totaling $129.4 million. Of this total, North Shore Gas could borrow up to $30 million. Agreements covering $92 million of the total at September 30, 1997, will expire on August 30, 1998; the agreement covering the remaining $37.4 million will expire on January 31, 1999. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See
Note 13A.)  Payment for the lines of credit is by fee.


13.  LONG-TERM DEBT

13A Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W, is subject to adjustment annually on October
1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1997, have been remarketed. The interest rate on such bonds is 3.875 per cent for the period October 1, 1997, through September 30, 1998.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1996, have been remarketed. The interest rate on such bonds is
3.70 per cent for the period December 1, 1996, through November 30, 1997.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company which has since been extended to January 31, 1999. (See Note 12.)

13B Bonds Redeemed

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

13C Sinking Fund Requirements and Maturities of Subsidiaries

   At September 30, 1997, long-term debt sinking fund requirements and maturities for the next five years are:


		              North
 Fiscal      Peoples      Shore
  Year         Gas        Gas        Consolidated
                     (Thousands)

  1998       $ --        $   --        $   --
  1999         --            --            --
  2000       10,400          --         10,400
  2001         --            --            --
  2002         --            --            --

13D Fair Value of Financial Instruments

   At September 30, 1997, the carrying amount of the Company's long-term debt of $527.0 million had an estimated fair value of $564.6 million. At September 30, 1996, the carrying amount of the Company's long-term debt of $527.1 million had an estimated fair value of $561.9 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders. The carrying amount of all other financial instruments approximates fair value. The $15.9 million in temporary cash investments approximates its fair market value.

14.  PREFERRED STOCK

   The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 1997.

15.  COMMON STOCK


For fiscal years ended September 30,            1997          1996          1995

Shares outstanding - beginning of year      34,960,399    34,913,426   34,868,069
Shares issued:
  Employee Stock Purchase Plan                  16,349        21,516       32,221
  Long-Term Incentive Compensation (LTIC)      106,795       110,700       16,650
  Directors Deferred Compensation Plan           1,568         1,471        1,367
  Direct Purchase and Investment Plan           73,898             -            -
Shares reacquired under LTIC                   (89,492)      (86,714)      (4,881)
Shares outstanding - end of year            35,069,517    34,960,399    34,913,426



Shares Reserved      At September 30,           1997          1996           1995
Direct Purchase and Investment Plan          1,426,102     1,500,000     1,036,891
Employee Stock Purchase Plan                   981,648       997,997     1,019,513
Long-Term Incentive Compensation Plan          635,135       741,930       852,630
Directors Deferred Compensation Plan            76,717        78,285        79,756
Total shares reserved                        3,119,602     3,318,212     2,988,790



                                                   Weighted                         Weighted     Stock            Weighted
                                                  Average          Non-Qualified   Average      Appreciation     Average
Long-Term Incentive Compensation Plan              Option Price     Stock Options   SARs Price   Rights (SARs)    Fair Value
Outstanding at September 30, 1994                      $30.28          115,900        $30.28        115,900
Granted                                                 25.69           71,500         25.69         71,500
Exercised                                                     -                 -            -               -
Outstanding at September 30, 1995                       28.53          187,400         28.53        187,400
Granted                                                 27.50           90,200         27.50         90,200         $2.46
Exercised                                               26.79          (92,500)        26.83        (88,700)
Forfeited                                               27.50           (5,300)        27.50         (5,300)
Outstanding at September 30, 1996                       29.04          179,800         28.87        183,600
Granted                                                 34.20           88,200         34.20         88,200         $2.90
Exercised                                               28.71          (97,400)        28.39       (101,200)
Forfeited                                               34.19          (14,000)        34.19        (14,000)
Outstanding at September 30, 1997                      $31.71          156,600        $31.71        156,600



   Restricted stock awards granted to officers of the Company during the last three fiscal years are as follows: 1997, 15,100 shares; 1996, 18,200 shares; and 1995, 16,650 shares. Also, during fiscal 1997, there were 5,705 shares forfeited. At September 30, 1997, there were 478,535 shares available for future grant under options or restricted stock awards. At September 30, 1997, there were 589,850 SARs available for future grant.

   The grant of a restricted stock award entitles the recipient to vote the shares of Company common stock covered by such award and to receive dividends thereon. Restricted stock awards are valued at the closing market price of the stock as of the date of the grant. The recipient may not transfer or otherwise dispose of such shares until the restrictions thereon lapse. Restricted stock awards granted to date vest in equal annual increments over a five-year period from the date of grant. If a recipient's employment with the Company terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. The Compensation-Nominating Committee of the Company's Board of Directors (and with respect to the Chief Executive Officer, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the LTIC.

   The grant of an option enables the recipient to purchase Company common stock at a purchase price equal to the fair market value of the shares on the date the option was granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Company common stock on the date the SAR is exercised over the fair market value of one share on the date the SAR was granted. Before an option or SAR may be exercised, the recipient must complete 12 months of continuous employment subsequent to the grant of the option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement, or termination of employment for other reasons.

   The Company grants stock options, SARs, and restricted stock awards under its LTIC. The Company also offers employees periodic opportunities to purchase shares of its common stock at a discount from the then current market price under its Employee Stock Purchase Plan (ESPP). The Company applies Accounting Principles Board (APB) Opinion No. 25 and related Interpretations in accounting for these plans.

   The Company may sell up to 981,648 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees with a minimum of one year of service are eligible to purchase shares at 90 per cent of the stock's market price at the date of purchase. The Company sold 16,349 shares and 21,516 shares to employees in 1997 and 1996, respectively.

   Under APB Opinion No. 25, no compensation cost has been recognized for nonqualified stock options and shares issued under the ESPP. The compensation cost that has been charged against net income for restricted stock awards was $452,000 and $382,000 for the years ended September 30, 1997 and 1996, respectively. Had compensation cost for stock options, SARs and shares issued under the ESPP been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have changed to the following pro forma amounts:

For fiscal years ended      1997         1996
September 30,

             (Thousands, except per-share amounts)

Net income:
As reported              $98,404      $103,438
Pro forma                 98,367       103,484
Earnings per average
common share:
As reported                 $2.81        $2.96
Pro forma                    2.81         2.96

   Since the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years.

   The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 1997 and 1996, respectively: expected volatility of 15.78 and 19.69 per cent;
dividend yield of 5.0 and 5.4 per cent; risk-free interest rates of
6.03 and 5.75 per cent, and expected lives of two years for both years. The weighted-average fair value of options granted was $2.90 and $2.46 for the years ended September 30, 1997 and 1996, respectively.


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   The first quarter of fiscal 1997 included a full quarter's impact of the Commission-approved rate orders. (See Note 2A of the Notes to Consolidated Financial Statements.) All four quarters reflected the decrease in gas deliveries due primarily to warmer weather and conservation. However, this was offset in all four quarters by reduced pension expense. The last three quarters of fiscal 1996 reflected the gain from the expiration of gas storage contracts. (See
Note 6 of the Notes to Consolidated Financial Statements.)

                                                                     Earnings
                 Operating        Operating                            Per
Fiscal Quarters  Revenues           Income         Net Income         Share
                              			(Thousands, except per-share amounts)

1997
  Fourth        $116,773          $(5,119)         $(14,080)         $(0.40)
  Third          202,444           20,429            11,735            0.34
  Second         567,995           71,480            63,258            1.81
  First          387,158           46,752            37,490            1.07

1996
  Fourth        $134,005          $(1,877)         $ (8,940)         $(0.26)
  Third          248,511           19,474            14,247            0.41
  Second         498,556           68,271            62,015            1.77
  First          317,605           46,545            36,116            1.03

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


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 29, 1997, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 27, 1998. Such information is incorporated herein by reference.

   Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive
Officers of the Company."



ITEM 11.  EXECUTIVE COMPENSATION

   Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy Statement, to be filed with the SEC on or about December 29, 1997, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 27, 1998. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December 29, 1997, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 27, 1998. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.




                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K

                                                     Page
(a)    1. Financial Statements:

       See Part II, Item 8.                          19

   2.  Financial Statement Schedules:

       Schedule
        Number

        VIII    Valuation and Qualifying Accounts    44

   3.  Exhibits:

       See Exhibit Index on page 47.

(b) Reports on Form 8-K filed during the final quarter of fiscal year 1997:

     None


                                                        Schedule VIII

							Peoples Energy Corporation and Subsidiary Companies

      							VALUATION AND QUALIFYING ACCOUNTS

                 								(Thousands)


                  Column A                        Column B       Column C         Column D                    Column E
                                                                 Additions        Deductions
                                                                    Charged       Charges for the
                                                   Balance         to costs       purpose for which the        Balance
                                                at beginning          and         reserves or deferred        at end of
                 Description                      of period        expenses       credits were created         period

    							Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $ 26,211         $ 27,946             $ 24,262              $ 29,895

    Fiscal Year Ended September 30, 1996

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $ 19,013         $ 28,146             $ 20,948              $ 26,211

    Fiscal Year Ended September 30, 1995

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $ 24,289         $ 22,740             $ 28,016              $ 19,013




                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEOPLES ENERGY CORPORATION

Date:  December 22, 1997                    By:   /s/  RICHARD E. TERRY

                                                       Richard E. Terry
                                             Chairman of the Board and Chief
                                                     Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1997.

 /s/  RICHARD E. TERRY          Chairman of the Board and Chief
Executive
Richard E. Terry                    Officer and Director (Principal
Executive Officer)

 /s/  KENNETH S. BALASKOVITS    Vice President and Controller
Kenneth S. Balaskovits              (Principal Financial and Accounting Officer)

 /s/  J. BRUCE HASCH            Director
J. Bruce Hasch

 /s/  WILLIAM J. BRODSKY        Director
William J. Brodsky

/s/ PASTORA SAN JUAN CAFFERTY   Director
Pastora San Juan Cafferty

 /s/  FREDERICK C. LANGENBERG   Director
Frederick C. Langenberg

 /s/  HOMER J. LIVINGSTON, JR.  Director
Homer J. Livingston, Jr.

 /s/  WILLIAM G. MITCHELL       Director
William G. Mitchell

 /s/  EARL L. NEAL              Director
Earl L. Neal

 /s/  RICHARD P. TOFT           Director
Richard P. Toft

 /s/  ARTHUR R. VELASQUEZ       Director
Arthur R. Velasquez

           Peoples Energy Corporation and Subsidiary Companies

                              EXHIBIT INDEX


(a) The exhibits listed below are filed herewith and made a part hereof:

   Exhibit
   Number                          Description of Document

   3(a)      Amendment to the By-Laws of the Registrant, dated August 31,1997.

   3(b)      By-Laws of the Registrant, as amended, dated August 31,1997.

   3(c)      Amendment to the Employee Stock Purchase Plan, dated August 6,
             1997.

   3(d)      Employee Stock Purchase Plan, as amended, dated August 6,1997.

  10(a) Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated July 25, 1997.

  10(b) Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated August 1, 1997.

  10(c) Firm Transportation Service Agreement under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated November 13, 1996.

  10(d) Firm Transportation Service Agreement under Rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1997.

  10(e) Firm Transportation Service Agreement under Rate Schedule FT-A between Peoples Gas and Tennessee Gas Pipeline Company, dated November 1,1997.

  10(f) Firm Transportation Service Agreement under Rate Schedule FT-A or FT-G between North Shore and Midwestern Gas Transmission Company, dated May 1, 1997.

  10(g) Firm Transportation Service Agreement under Rate Schedule FT-A between North Shore and Tennessee Gas Pipeline Company, dated May 1,1997.

  10(h) Firm Transportation Service Agreement under Rate Schedule FT-A or FT-GS between North Shore and Midwestern Gas Transmission Company, dated November 1, 1997.

  10(i) Firm Transportation Service Agreement under Rate Schedule FT-A between North Shore and Tennessee Gas Pipeline Company, dated November 1,1997.

  10(j) Firm Transportation Service Agreement under Rate Schedule FT-A or FT-GS between North Shore and Midwestern Gas Transmission Company, dated April 1, 1998.

  10(k) Firm Transportation Service Agreement under Rate Schedule FT-A between North Shore and Tennessee Gas Pipeline Company, dated April 1,1998.

                            Peoples Energy Corporation and Subsidiary Companies

                        EXHIBIT INDEX (Continued)

   Exhibit
   Number                            Description of Document

  10(l) Severance Agreement Between the Company and Thomas M. Patrick dated as of December 4, 1996.

  10(m) Severance Agreement Between the Company and Kenneth S. Balaskovits dated as of December 4, 1996.

   21        Subsidiaries of the Registrant

   23 Arthur Andersen LLP consent to incorporate by reference in Registration Statement Nos. 2-82760, 2-88307, 33-6369, and 33-63193.

   27        Financial Data Schedule

   99 Form 11-K for the Employee Stock Purchase Plan of the Registrant for the fiscal year ended September 30, 1997.

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

    3(e)  	Articles of Incorporation of the Registrant, as amended
          	on March 3, 1995 (Registrant Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)).

    4(a)  	The Peoples Gas Light and Coke Company First and
          	Refunding Mortgage, dated January 2, 1926, from Chicago By-Product Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples) by Indenture dated March 1, 1928 (Peoples - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936);
          	Supplemental Indenture dated as of May 20, 1936, (Peoples - Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples - File No. 2-8989, Post-Effective, Exhibit 7-4(b)); Supplemental Indenture dated as of
           August 15, 1967 (Peoples - File No. 2-26983, Post-Effective,
           Exhibit 2-4); Supplemental Indenture dated as of September 15,
           1970 (Peoples - File No. 2-38168, Post-Effective Exhibit 2-2);
          	Supplemental Indenture dated as of October 1, 1984 (Peoples - Form 10-K for fiscal year ended September 30, 1984, Exhibit 4-3); Supplemental Indentures dated March 1, 1985, (Peoples -
           Form 10-K for fiscal year ended September 30, 1985, Exhibits 4-1, 4-2, and 4-3, respectively); Supplemental Indenture dated May 1, 1990 (Peoples - Form 10-K for the fiscal year ended September 30,
          	1990, Exhibit 4); Supplemental Indenture dated as of
          	April 1, 1993 (Peoples - Form 8 dated as of May 5, 1993,
          	Exhibit 1); Supplemental Indenture dated as of December 1, 1993 (Peoples - Form 10-Q for the quarterly period ended December 31, 1993, Exhibits 4(a) and 4(b)). Supplemental
            Indenture dated June 1, 1995. (Peoples - Form 10-K for the fiscal year ended September 30, 1995.)

    4(b)  	North Shore Gas Company (North Shore) Indenture, dated as
          	of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965,
          	Exhibit 4-2);

          	Peoples Energy Corporation and Subsidiary Companies

                        EXHIBIT INDEX (Continued)

   Exhibit
   Number                     Description of Document

   4(b)   	Ninth Supplemental Indenture dated as of December 1, 1987
   Cont'd  (North Shore - Form 10-K for the fiscal year ended September
          	30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of
          	November 1, 1990 (North Shore - Form S-3 Registration
          	Statement No. 33-37332, Exhibit 4b); Eleventh Supplemental
          	Indenture dated as of October 1, 1992 (North Shore - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4):
          	and Twelfth Supplemental Indenture dated as of April 1, 1993
    	      (North Shore - Form 8-K dated April 23, 1993, Exhibit 4).

  10(n)     Firm Transportation Service Agreement Under Rate Schedule
          	FT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1993 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(d)). Trust Under Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, Part A and Part B, of the Registrant, effective September 25, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(a)); ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(b)); FSS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(c)); Storage Rate Schedule NSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(d)); Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(e)); Storage Rate Schedule DSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended
          	September 30, 1995, Exhibit 10(f)); Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended
          	September 30, 1995, Exhibit 10(g)); Firm Transportation Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of April 1, 1995. (Registrant Form 10-K for fiscal year ended
          	September 30, 1995, Exhibit 10(h)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(i)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(j)); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(k)); FSS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(l)); Transportation Rate Schedule FTS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated
          	September 22, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(m)); Storage Rate Schedule NSS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended
          	September 30, 1995, Exhibit 10(n)); Transportation Rate Schedule FTS Agreement between

 		        Peoples Energy Corporation and Subsidiary Companies

                        EXHIBIT INDEX (Continued)

   Exhibit
   Number                           Description of Document

   10(n)    North Shore Gas and Natural Gas Pipeline Company
   cont.    of America, dated October 19, 1995.	(Registrant Form 10-K for
            fiscal year ended September 30, 1995, Exhibit 10(o));
            Storage Rate Schedule DSS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated December
            1, 1995.  (Registrant Form 10-K for fiscal year ended
            September 30, 1995, Exhibit 10(p)); Firm Transportation
            Service Agreement under Rate Schedule FTS-1 between Peoples
            Gas and ANR Pipeline Company, dated as of September 20,
            1995.  (Registrant form 10-K for fiscal year ended
            September 30, 1996, Exhibit 10(q)); Firm Transportation
            Service Agreement under Rate Schedule FTS between Peoples
            Gas and Natural Gas Pipeline Company of America, dated as of February 21, 1996. (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(r)); Firm
            Transportation Service Agreement under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of
            America, dated as of February 21, 1996.  (Registrant form
            10-K for fiscal year ended September 30, 1996, Exhibit
            10(s)); Firm Transportation Service Agreement under Rate
            Schedule FTS-1 between North Shore Gas and ANR Pipeline
            Company, dated as of October 25, 1995.  (Registrant form 10-
            K for fiscal year ended September 30, 1996, Exhibit 10(t)).

  10(o) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant
            (Registrant Form 10-Q for the quarterly period ended
            December 31, 1993, Exhibit 10(a)).

  10(p)    	Construction Guaranty Agreement dated December 16, 1992,
           	by the Company and Trigen Energy Corporation (Registrant Form
            10-Q for the quarterly period ended December 31, 1993, Exhibit 10(f)); Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-
            Q for the quarterly period ended December 31, 1993, Exhibit
            10(g)).

  10(q)    	Short-Term Incentive Compensation Plan of the Registrant,
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

   10(r) Severance Agreement Between the Company and Richard E. Terry dated as of December 4, 1996. (Registration Form 10-Q for the quarterly period ended December 31, 1996, Exhibit 10(a)); Severance Agreement Between the Company and J. Bruce Hasch dated as of December 4, 1996.
           (Registrant From 10-Q for the quarterly period ended December 31, 1996, Exhibit 10(b)); Severance Agreement Between the Company and Michael S. Reeves dated as of December 4, 1996. (Registrant Form 10-Q for the quarterly period ended December 31, 1996, Exhibit 10(c)); Severance Agreement Between the Company and James Hinchliff dated as of December 4,1996. (Registrant Form 10-Q for the quarterly period ended December 31, 1996, Exhibit 10(d)).


   21      	Subsidiaries of the Registrant (Registrant Form 10-K for the fiscal
           	year ended September 30, 1982, Exhibit 22).