Form 10-Q
period 1997-12-31
PEOPLES ENERGY CORP
filed 1998-02-11
CIK 77385

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

  (Mark One)

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
35,225,709 shares of Common Stock, without par value, outstanding at January 31, 1998.


                                     Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Peoples Energy Corporation
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             Three Months Ended    Twelve Months Ended
                                                 December 31,          December 31,
                                               1997      1996       1997         1996
                                                (Thousands, except per-share amounts)
OPERATING REVENUES:
Gas sales                                   $ 342,429  $ 343,979 $ 1,123,281 $ 1,095,643
Transportation                                 37,575     38,418     132,732     157,993
Other                                           5,147      4,761      15,674      14,594
     Total Operating Revenues                 385,151    387,158   1,271,687   1,268,230

OPERATING EXPENSES:
Gas costs                                     197,963    188,746     624,751     588,750
Operation                                      50,146     54,018     196,930     220,206
Maintenance                                    10,541     11,525      46,641      47,113
Depreciation and amortization                  18,879     18,451      74,502      72,430
Taxes - Income                                 22,238     23,344      53,489      58,453
          - State and local revenue            35,521     39,295     122,451     126,702
          - Other                               5,021      5,027      21,291      21,955
     Total Operating Expenses                 340,309    340,406   1,140,055   1,135,609

OPERATING INCOME                               44,842     46,752     131,632     132,621

OTHER INCOME AND (DEDUCTIONS):
Interest income                                   683        488       5,605       3,231
Allowance for funds used during construction      236         27         477          51
Interest on long-term debt of subsidiaries     (8,934)    (8,927)    (35,728)    (35,803)
Other interest expense                         (1,260)      (915)     (3,098)     (4,030)
Income taxes                                     (155)       (81)     (1,914)     (6,846)
Miscellaneous - net                               131        146        (517)     15,588
     Total Other Income and Deductions         (9,299)    (9,262)    (35,175)    (27,809)

NET INCOME                                  $  35,543  $  37,490   $  96,457  $  104,812

Average Shares of Common Stock Outstanding     35,133     34,973      35,043      34,954

Basic Earnings Per Share of Common Stock    $    1.01  $    1.07   $    2.75  $     3.00

Diluted Earnings Per Share of Common Stock  $    1.01  $    1.07   $    2.74  $     2.98

Dividends Declared Per Share                $    0.47  $    0.46   $    1.88  $     1.84

The Notes to Consolidated Financial Statements are an integral part of these statements.


                               Peoples Energy Corporation

                                CONSOLIDATED BALANCE SHEETS

                                                      December 31,            December 31,
                                                         1997     September 30,   1996
                                                      (Unaudited)    1997     (Unaudited)
                                                              (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost       $2,131,306  $2,117,509  $2,058,831
Less - Accumulated depreciation                          726,278     715,279     678,801
Net property, plant and equipment                      1,405,028   1,402,230   1,380,030
Other investments                                         16,301      16,305      13,794
     Total Capital Investments - Net                   1,421,329   1,418,535   1,393,824

CURRENT ASSETS:
Cash and cash equivalents                                 44,073      33,298      25,683
Temporary cash investments                                   900      15,900         900
Receivables -
   Customers, net of allowance for uncollectible accounts
       of $26,929, $29,895, and $27,329, respectively     130,650     72,290     137,503
   Other                                                   30,714     39,182      25,330
Accrued unbilled revenues                                  80,615     22,742      90,766
Materials and supplies, at average cost                    20,845     19,386      17,408
Gas in storage, at last-in, first-out cost                 73,652     77,843      78,496
Gas costs recoverable through rate adjustments              6,584      5,164      41,951
Regulatory assets of subsidiaries                          10,518     19,020      42,277
Prepayments                                                49,122     42,902      16,836
     Total Current Assets                                 447,673    347,727     477,150

OTHER ASSETS:
Regulatory assets of subsidiaries                          34,082     35,116      39,654
Deferred charges                                           21,613     19,427      18,108
     Total Other Assets                                    55,695     54,543      57,762

     Total Properties and Other Assets                 $1,924,697 $1,820,805  $1,928,736

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                   Peoples Energy Corporation

                                     CONSOLIDATED BALANCE SHEETS

                                                          December 31,            December 31,
                                                              1997   September 30,    1996
                                                           (Unaudited)    1997    (Unaudited)
CAPITALIZATION AND LIABILITIES
                                                                   (Thousands of Dollars)
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding 35,161,215, 35,069,517, and
       34,979,929 shares, respectively                     $  284,745 $   281,847 $  278,282
Retained earnings                                             453,666     434,652    424,704
     Total Common Stockholders' Equity                        738,411     716,499    702,986

Long-term debt of subsidiaries, exclusive of sinking
  fund payments and maturities due within one year            527,004     527,004    527,039
     Total Capitalization                                   1,265,415   1,243,503  1,230,025

CURRENT LIABILITIES:
Interim loans of subsidiaries                                  60,501       2,810     29,025
Accounts payable                                              137,286     134,870    200,783
Dividends payable on common stock                              16,526      16,479     16,091
Customer gas service and credit deposits                       46,421      45,386     40,728
Accrued taxes                                                  52,621      20,645     72,420
Gas sales revenue refundable through rate adjustments               -      14,894     15,818
Accrued interest                                                7,151      10,800      7,155
Temporary LIFO liquidation credit                               1,625           -      1,603
     Total Current Liabilities                                322,131     245,884    383,623

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation    254,927     249,178    234,882
Investment tax credits being amortized over
   the average lives of related property                       33,559      33,942     35,032
Other                                                          48,665      48,298     45,174
     Total Deferred Credits and Other Liabilities             337,151     331,418    315,088

     Total Capitalization and Liabilities                  $1,924,697 $ 1,820,805 $1,928,736

The Notes to Consolidated Financial Statements are an integral part of these statements.

                               Peoples Energy Corporation
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                           1997       1996
                                                       (Thousands of Dollars)
Operating Activities:
Net Income                                               $ 35,543  $ 37,490
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                            18,879    18,451
  Deferred income taxes and investment tax credits - net    4,856     1,375
  Change in deferred credits and other liabilities            877     4,820
  Change in other assets                                   (2,555)    4,198
  Change in current assets and liabilities:
    Receivables - net                                     (49,892)  (61,759)
    Accrued unbilled revenues                             (57,873)  (61,452)
    Materials and supplies                                 (1,459)   (1,280)
    Gas in storage                                          4,191   (12,994)
    Gas costs recoverable                                  (1,420)  (22,031)
    Regulatory assets                                       8,502     1,788
    Prepayments                                            (6,220)   (4,549)
    Accounts payable                                        2,416    52,811
    Customer gas service and credit deposits                1,035    (1,662)
    Accrued taxes                                          31,976    39,599
    Gas sales revenue refundable                          (14,894)    1,897
    Accrued interest                                       (3,649)   (3,641)
    Temporary LIFO liquidation credit                       1,625     1,603

     Net Cash Provided by (Used in) Operating Activities  (28,062)   (5,336)

Investing Activities:
Capital expenditures of subsidiaries - construction       (20,257)  (15,874)
Other assets                                                   (5)      632
Other capital investments                                      (7)   (2,203)
Other temporary cash investments                           15,000         -

     Net Cash Used in Investing Activities                 (5,269)  (17,445)

Financing Activities:
Interim loans of subsidiaries - net                        57,691    26,400
Retirement of long-term debt of subsidiaries                    -       (25)
Dividends paid on common stock                            (16,483)  (16,082)
Proceeds from issuance of common stock                      2,898       401

     Net Cash Provided by (Used in) Financing Activities   44,106    10,694

Net Increase (Decrease) in Cash and Cash Equivalents       10,775   (12,087)
Cash and Cash Equivalents at Beginning of Period           33,298    37,770

Cash and Cash Equivalents at End of Period               $ 44,073  $ 25,683

The Notes to Consolidated Financial Statements are an integral part of these statements.



                   Peoples Energy Corporation

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation, Peoples Energy Resources Corp., Peoples Energy Ventures Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies.
Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

     Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the three months
        ended December 31,      1997        1996
                                   (Thousands)
         Income taxes paid  $      31    $  3,877
         Interest paid         13,138      13,201

2F Recovery of Gas Costs

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

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for fiscal year 1997 are currently pending before the Commission.

2G Accounting Standard

   In February 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share". This statement simplifies the calculation of earnings per share (EPS) and increases conformity to international standards. Under SFAS No. 128, primary EPS is replaced by "basic" EPS, which excludes the effects of any dilution. It is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period."Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This standard was adopted October 1, 1997. Previous periods have been restated to reflect this standard.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1997, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at December 31, 1997 have not been reduced to reflect recoveries from insurance carriers.

   The Company believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At December 31, 1997, the subsidiaries had recovered $12.5 million of such costs through rates.

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

4.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $70.0 million.

5.  LONG-TERM DEBT

Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1997 have been remarketed. The interest rate on such bonds is 3.875 per cent for the period October 1, 1997 through September 30, 1998.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1997, have been remarketed. The interest rate on such bonds is 3.90 per cent for the period December 1, 1997, through November 30, 1998.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company, which has since been extended to January 31, 2000.


Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income decreased $1.9 million, to $35.5 million, for the current three-month period ended December 31, 1997, as a result of lower gas deliveries caused by warmer weather and conservation. These effects were offset, in part, by decreased pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions.

   Net income decreased $8.4 million, to $96.5 million, for the current 12-month period ended December 31, 1997, primarily due to lower gas deliveries due to warmer weather and conservation.
Also contributing was the previous period's one-time gain associated with the expiration of gas storage contracts. Partially offsetting these effects were a decrease in the aforementioned pension expense, a tax accrual adjustment, and lower interest expense as well as higher interest income.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                   Three Months Ended     12 Months Ended
                                    December 31, 1997     December 31, 1997
                                   Increase/(Decrease)  Increase/(Decrease)
                                    from Prior Period     from Prior Period
                                          (Thousands of dollars)
                                       Amount Per Cent   Amount  Per Cent
Net operating revenues (a)             (7,450)  (4.7)   (28,293)  (5.1)
Operation and maintenance expenses     (4,856)  (7.4)   (23,748)  (8.9)
Depreciation and amortization expense     428    2.3      2,072    2.9
Income taxes                           (1,106)  (4.7)    (4,964)  (8.5)
Other income and deductions               (37)   .04     (7,366)  26.5
Net income                             (1,947)  (5.2)    (8,355)  (8.0)

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

   Net operating revenues decreased $7.5 million, to $151.7 million, for the current three-month period, due primarily to lower gas deliveries caused by weather that was eight percent warmer and conservation.

   Net operating revenues decreased $28.3 million, to $524.5 million, for the current 12-month period, due principally to reduced gas deliveries due to warmer weather and conservation.
Weather was six and one-half percent warmer than in the year-ago period.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $4.9 million, to $60.7 million, for the current three-month period, due primarily to a $4.6 million decrease in pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions, a reduction in environmental costs ($1.7 million), a decrease in the provision for uncollectible accounts ($727,000), lower reengineering expenses ($530,000), and lower group insurance expenses ($472,000). These decreases were offset, in part, by an increase in amounts paid for outside services ($762,000) and higher administrative and general expenses.

   Operation and maintenance expenses decreased $23.7 million, to $243.6 million, for the current 12-month period, due principally to a $22.0 million decrease in the aforementioned pension expense. Other expenses which were lower in the current period were reengineering expenses ($3.5 million), environmental costs ($3.4 million), the provision for uncollectible accounts ($2.4 million), costs associated with liability insurance premiums and claim settlements ($2.1 million), and group insurance expenses ($2.0 million). These reductions were partially offset by an increase in payments for outside services ($4.2 million) and higher administrative and general expenses.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $428,000, to $18.9 million, and $2.1 million, to $74.5 million, for the current three- and 12-month periods, respectively, due mainly to depreciable property additions.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, decreased $1.1 million, to $22.2 million, and $5.0 million, to $53.5 million, for the current three- and 12-month periods, respectively, due primarily to lower pre-tax income and a tax accrual adjustment in the most recent 12-month period.

Other Income and Deductions

   Other income and deductions increased $37,000, for the current three-month period, due mainly to increases in interest expense on promissory notes and amounts refundable to customers. Partially offsetting these effects was an increase in other income.

   Other income and deductions increased $7.4 million, for the current 12-month period, due principally to the prior period's gain associated with the expiration of natural gas storage contracts. This impact was partially offset by lower interest expense and higher interest income.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards. In October 1997, the Company adopted SFAS No. 128, "Earnings Per Share". (See Note 2G of the Notes to
Consolidated Financial Statements.)

Large Volume Gas Service Agreements. Peoples Gas has entered into gas service contracts with certain large volume customers under a specific rate schedule approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utility's distribution system. The impact on the net income of Peoples Gas as a result of these contracts is not material.

Small-Volume Transportation Service. On June 25, 1997, the Commission allowed Riders SVT and AGG to go into effect for Peoples Gas, thus initiating a two year pilot program designed to provide transportation service to certain small-volume industrial and commercial customers of the utility as well as to some of its large residential customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required.

Operating Statistics.  The following table represents margin components:

                                 Three Months Ended     Twelve Months Ended
                                     December 31,           December 31,
                                    1997      1996        1997       1996
Operating Revenues (thousands):
 Gas sales
  Residential                     $ 268,722 $ 291,490 $  918,796 $  928,055
  Commercial                         38,008    44,026    140,846    140,736
  Industrial                          7,371     8,295     28,045     26,648
  Non-utility                        28,328       168     35,594        204
                                    342,429   343,979  1,123,281  1,095,643

 Transportation
  Residential                        10,848    11,447     36,206     48,994
  Commercial                         14,813    14,789     47,678     60,266
  Industrial                          7,996     9,336     29,625     41,453
  Contract Pooling                    3,485     2,446     18,790      6,880
  Other                                 433       400        433        400

                                     37,575    38,418    132,732    157,993

 Other                                5,147     4,761     15,674     14,594

Total Operating Revenues            385,151   387,158  1,271,687  1,268,230
Le- Gas Costs                       197,963   188,746    624,751    588,750
  - Revenues Taxes                   35,521    39,295    122,451    126,702

Net Operating Revenues            $ 151,667 $ 159,117 $  524,485 $  552,778

Deliveries (MDth):
 Gas Sales
  Residential                        41,857    46,666    138,028    150,310
  Commercial                          6,442     7,669     23,767     25,303
  Industrial                          1,354     1,575      5,147      5,400
                                     49,653    55,910    166,942    181,013

 Transportation (a)
  Residential                         8,156     8,813     27,252     29,165
  Commercial                         12,641    12,712     40,408     43,741
  Industrial                         10,568    11,482     37,993     43,856
                                     31,365    33,007    105,653    116,762

 Total Gas Sales and Transportation  81,018    88,917    272,595    297,775

 Margin per Dth delivered           $  1.87   $  1.79   $   1.92   $   1.86



  (a) Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 1997, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $70.0 million.

Environmental Matters. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

   In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. On March 7, 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. Salomon has appealed the ruling of the District court to the United States Court of Appeals, Seventh Circuit. (See Note 3B of the Notes to Consolidated Financial Statements.)

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


Credit Lines. The Company has lines of credit totaling $170 million. At December 31, 1997, the Company had unused credit available of $169.3 million.

     The utility subsidiaries have lines of credit totaling $129.4 million, At December 31, 1997, the utility subsidiaries had unused credit available from banks of $68.8 million.



Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12 months ended December 31, 1997, and for fiscal
1997 and 1996 were 4.90, 5.01, and 4.84, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 5.51, 5.74, and 5.62, respectively.

Dividends. On February 4, 1998, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 48 cents per share from 47 cents per share previously in effect. The annualized dividend rate now amounts to $1.92 per share.

Year 2000. The Company is modifying all of its computer programs to be year 2000 compatible. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modification will have a material adverse effect on the financial position or results of operations of the Company.


                  PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

     Exhibit
     Number       Description of Document

     27   Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
December 31, 1997

           None




                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                         Peoples Energy
                           Corporation
                          (Registrant)




 February 11, 1998                 By: /s/ K. S. BALASKOVITS
     (Date)                                K. S. Balaskovits
                                   Vice President and Controller





                                         (Same as above)
                                   Principal Accounting Officer