Form 10-Q
period 1998-03-31
PEOPLES ENERGY CORP
filed 1998-05-13
CIK 77385

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

  (Mark One)

           [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
35,301,276 shares of Common Stock, without par value, outstanding at April 30, 1998.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                                                                        Peoples Energy Corporation
                                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                                                 (Unaudited)

                                          Three Months Ended           Six Months Ended             Twelve Months Ended
                                                March 31,                  March 31,                    March 31,
                                          1998           1997          1998         1997            1998          1997
                                          (Thousands, except per-share amounts)
OPERATING REVENUES:
Gas sales                                 $ 379,178     $509,693     $721,607     $853,672     $  992,766     $1,177,614
Transportation                               41,132       54,457       78,706       92,875        119,401        144,737
Other                                         4,200        3,164        9,347        7,925         16,710         14,637
     Total Operating Revenues               424,510      567,314      809,660      954,472      1,128,877      1,336,988

OPERATING EXPENSES:
Gas costs                                   206,625      319,848      404,648      508,594        511,588        664,565
Operation                                    53,018       49,116      103,104      103,133        200,766        206,860
Maintenance                                   9,700        9,937       20,240       21,463         46,405         45,942
Depreciation and amortization                18,769       18,392       37,647       36,844         74,878         72,946
Taxes - Income                               29,952       36,589       52,189       59,933         46,851         57,922
          - State and local revenue          41,607       56,590       77,129       95,884        107,469        131,412
          - Other                             8,626        5,362       13,648       10,389         24,555         21,511
     Total Operating Expenses               368,297      495,834      708,605      836,240      1,012,512      1,201,158

OPERATING INCOME                             56,213       71,480      101,055      118,232        116,365        135,830

OTHER INCOME
  AND (DEDUCTIONS):
Interest income                                 664        2,091        1,348        2,579          4,178          4,813
Allowance for funds used
  during construction                           357           35          593           62            799             85
Interest on long-term debt
  of subsidiaries                            (8,941)      (8,935)     (17,875)     (17,862)       (35,735)       (35,733)
Other interest expense                       (1,032)        (859)      (2,292)      (1,773)        (3,271)        (3,226)
Income taxes                                     59         (785)         (96)        (867)        (1,069)        (4,970)
Miscellaneous - net                            (204)         231          (74)         378           (953)         9,257
     Total Other Income
       and Deductions                        (9,097)      (8,222)     (18,396)     (17,483)       (36,051)       (29,774)

NET INCOME                                $  47,116     $ 63,258     $ 82,659    $ 100,749      $  80,314     $  106,056

Average Shares of Common
  Stock Outstanding                          35,213       34,981       35,175       34,976         35,100         34,964

Basic and Diluted Earnings
  Per Share of Common Stock               $       1.34         1.81         2.35         2.88           2.29           3.03

Dividends Declared Per Share              $       0.48         0.47         0.95         0.93           1.89           1.85

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                              Peoples Energy Corporation

                                              CONSOLIDATED BALANCE SHEETS


                                                                   March 31,                            March 31,
                                                                      1998        September 30,            1997
                                                                  (Unaudited)           1997           (Unaudited)
                                                                (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost                  $2,150,729        $ 2,117,509        $2,070,420
Less - Accumulated depreciation                                     739,934            715,279           691,931
Net property, plant and equipment                                 1,410,795          1,402,230         1,378,489
Other investments                                                    17,717             16,305            14,091
     Total Capital Investments - Net                              1,428,512          1,418,535         1,392,580

CURRENT ASSETS:
Cash and cash equivalents                                            62,903             33,298            49,870
Temporary cash investments                                           15,900             15,900            15,900
Receivables -
  Customers, net of allowance for uncollectible accounts
    of $26,154, $29,895, and $33,348, respectively                  141,493             72,290           232,099
  Other                                                              35,593             39,182            31,081
Accrued unbilled revenues                                            65,031             22,742            61,847
Materials and supplies, at average cost                              21,415             19,385            16,722
Gas in storage, at last-in, first-out cost                           34,799             77,843            29,887
Gas costs recoverable through rate adjustments                       13,181              5,164                 -
Regulatory assets of subsidiaries                                     6,679             15,460            31,419
Prepayments                                                          56,939             42,902            28,784
     Total Current Assets                                           453,933            344,166           497,609

OTHER ASSETS:
Non-current regulatory assets of subsidiaries                        36,352             38,676            40,261
Deferred charges                                                     21,438             19,428            20,030
     Total Other Assets                                              57,790             58,104            60,291

     Total Properties and Other Assets                           $1,940,235        $ 1,820,805        $1,950,480

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                                   Peoples Energy Corporation

                                                  CONSOLIDATED BALANCE SHEETS


                                                                              March 31,                          March 31,
                                                                                 1998       September 30,           1997
                                                                             (Unaudited)          1997          (Unaudited)
                                                                           (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding 35,234,424, 35,069,517, and
       34,981,897 shares, respectively                                      $  287,528       $   281,847       $  278,335
Retained earnings                                                              483,871           434,652          471,521
     Total Common Stockholders' Equity                                         771,399           716,499          749,856

Long-term debt of subsidiaries, exclusive of sinking
  fund payments and maturities due within one year                             527,004           527,004          527,039
     Total Capitalization                                                    1,298,403         1,243,503        1,276,895

CURRENT LIABILITIES:
Interim loans of subsidiaries                                                      855             2,810              700
Accounts payable                                                               128,649           134,870          144,080
Dividends payable on common stock                                               16,911            16,479           16,441
Customer gas service and credit deposits                                        27,837            45,386           17,837
Accrued taxes                                                                   73,872            20,645           97,439
Gas sales revenue refundable through rate adjustments                              227            14,894           11,817
Accrued interest                                                                10,606            10,800           10,599
Temporary LIFO liquidation credit                                               42,203                 -           56,603
     Total Current Liabilities                                                 301,160           245,884          355,516

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation                     259,559           249,178          238,973
Investment tax credits being amortized over
   the average lives of related property                                        33,176            33,942           34,648
Other                                                                           47,937            48,298           44,448
     Total Deferred Credits and Other Liabilities                              340,672           331,418          318,069

     Total Capitalization and Liabilities                                   $1,940,235       $ 1,820,805       $1,950,480

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                                    Peoples Energy Corporation
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                            Six Months Ended
                                                               March 31,
                                                           1998           1997
                                                         (Thousands of Dollars)
Operating Activities:
Net Income                                              $  82,659   $  100,749
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                            37,647       36,844
  Deferred income taxes and investment tax credits - net    8,596        4,657
  Change in deferred credits and other liabilities            658        4,518
  Change in other assets                                   (2,493)       2,050
  Change in current assets and liabilities:
    Receivables - net                                     (65,614)    (162,106)
    Accrued unbilled revenues                             (42,289)     (32,533)
    Materials and supplies                                 (2,030)        (594)
    Gas in storage                                         43,044       35,615
    Gas costs recoverable                                  (8,017)      19,920
    Regulatory assets                                       8,781       10,861
    Prepayments                                           (14,037)     (16,497)
    Accounts payable                                       (6,221)      (3,892)
    Customer gas service and credit deposits              (17,549)     (24,553)
    Accrued taxes                                          53,227       64,618
    Gas sales revenue refundable                          (14,667)      (2,104)
    Accrued interest                                         (193)        (197)
    Temporary LIFO liquidation credit                      42,203       56,603

     Net Cash Provided by (Used in) Operating Activities  103,705       93,959

Investing Activities:
Capital expenditures of subsidiaries - construction       (38,715)     (31,207)
Other assets                                                  127          528
Other capital investments                                  (6,229)      (2,511)
Other temporary cash investments                                -      (15,000)

     Net Cash Used in Investing Activities                (44,817)     (48,190)

Financing Activities:
Interim loans of subsidiaries - net                        (1,955)      (1,925)
Retirement of long-term debt of subsidiaries                    -          (25)
Dividends paid on common stock                            (33,009)     (32,173)
Proceeds from issuance of common stock                      5,681          454

     Net Cash Provided by (Used in) Financing Activities  (29,283)     (33,669)

Net Increase (Decrease) in Cash and Cash Equivalents       29,605       12,100
Cash and Cash Equivalents at Beginning of Period           33,298       37,770

Cash and Cash Equivalents at End of Period              $  62,903   $   49,870

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

     Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the six months
        ended March 31,            1998       1997
                                     (Thousands)
         Income taxes paid       $16,104     $28,903
         Interest paid            19,052      19,195

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

2G Accounting Standard

   In February 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share". This statement simplifies the calculation of earnings per share (EPS) and increases conformity to international standards. Under SFAS No. 128, primary EPS is replaced by "basic" EPS, which excludes the effects of any dilution. It is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This standard was adopted October 1, 1997. Previous periods have been restated to reflect this standard. (See Note 6.)

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1998, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $17.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at March 31, 1998 have not been reduced to reflect recoveries from insurance carriers.

   The Company believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At March 31, 1998, the subsidiaries had recovered $13.2 million of such costs through rates.

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

4.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1998, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $74.2 million.

5.  LONG-TERM DEBT

Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series W, is subject to adjustment annually on October 1. Owners of the Series C Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series C Bonds that were tendered prior to October 1, 1997 have been remarketed. The interest rate on such bonds is 3.875 percent for the period October 1, 1997 through September 30, 1998.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1997, have been remarketed. The interest rate on such bonds is 3.90 percent for the period December 1, 1997, through November 30, 1998.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company, which has since been extended to January 31, 2000.

6.  EARNINGS PER SHARE

   In fiscal 1998, the Company adopted FASB Statement No. 128, Earnings Per Share. The statement simplifies the methodology for computing both basic and diluted earnings per share. The only difference in the two methods for computing the Company's per share amounts is attributable to stock options outstanding under the Long-Term Incentive Compensation Plan. The effect of the stock options was determined using the treasury stock method. Consolidated net income as reported was not affected. Shares used to compute diluted earnings per share are as follows:

                    Average Common Stock Shares (in thousands)
                     Three months     Six months           12-months
                         Ended            Ended               Ended
March 31,            1998     1997     1998     1997     1998    1997
As reported shares  35,213    34,981  35,175   34,976  35,100   34,964
Effects of options      24        20      22       24      25       27
Diluted shares      35,237    35,001  35,197   35,000  35,125   34,991


   Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share. (See
Note 2G.)



Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income decreased $16.1 million, to $47.1 million, for the current three-month period ended March 31, 1998, as a result of weather that was 19 percent warmer than in the comparable period last year. Also, negatively affecting comparative results were adjustments to accrued income taxes and pension expense in the prior period. Partially offsetting these effects was a decrease in the provision for uncollectible accounts.

   Net income decreased $18.1 million, to $82.7 million, and $25.7 million, to $80.3 million, for the current six and 12-month periods, reflecting weather that was 14 and 12 percent warmer, respectively, than the year-ago periods. Also contributing to the decline in the 12-month comparative earnings was the previous period's one-time gain associated with the expiration of gas storage contracts. For both periods, the decline in earnings was partially offset by decreased operation and maintenance expense.


   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                   Three Months Ended    Six Months Ended    12 Months Ended
                                     March 31, 1998       March 31, 1998        March 31, 1998
                                   Increase/(Decrease)  Increase/(Decrease)  Increase/(Decrease)
                                    From Prior Period    From Prior Period     From Prior Period
(Thousands of dollars)                Amount       %      Amount      %       Amount      %
Net operating revenues (a)           $(14,598)    (7.6) $(22,111)   (6.3)   $(31,191)   (5.8)
Operation and maintenance expenses      3,665      6.2    (1,252)   (1.0)     (5,631)   (2.2)
Depreciation and amortization expense     377      2.0       803     2.2       1,932     2.6
Income taxes                           (6,637)   (18.1)   (7,744)  (12.9)    (11,071)  (19.1)
Other income and deductions               875     10.6       913     5.2       6,277    21.1
Net income                            (16,142)   (25.5)  (18,090)  (18.0)    (25,742)  (24.3)



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

   Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers rather than from the utility subsidiaries, changes in gas costs, or changes in revenue taxes, the discussion below pertains to "net operating revenues" (operating revenues, net of gas costs and revenue taxes). The Company considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

   Net operating revenues declined $14.6 million, to $176.3 million, for the current three-month period, due primarily to El
Nino which caused weather to be 19 percent warmer than the same period a year ago.

   Net operating revenues declined $22.1 million, to $327.9 million, and $31.2 million, to $509.8 million, for the current six- and 12-month periods, respectively, due primarily to weather that was 14 and 12 percent warmer, respectively, than comparable periods a year ago.

   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $3.7 million, to $62.7 million, for the current three-month period, due mainly to a $4.0 million increase in pension expense caused by a prior period adjustment to reflect changes in settlement accounting. Also contributing were increases in costs of outside professional services ($1.9 million) and a prior period adjustment to costs associated with claim settlements ($842,000). Partially offsetting these effects was a $3.6 million decrease in the provision for uncollectible accounts, reflecting decreased revenues due to warmer weather.

   Operation and maintenance expenses decreased $1.3 million, to $123.3 million, for the current six-month period, due primarily to decreases in the provision for uncollectible accounts ($4.4 million), environmental costs recovered through rates ($2.3 million) and group insurance expense ($879,000). These decreases were offset, in part, by increases in outside professional services ($2.7 million) and a prior period adjustment to costs associated with claim settlements ($1.1 million).

   Operation and maintenance expenses decreased $5.6 million, to $247.2 million, for the current 12-month period, due principally to an $8.0 million decrease in pension expense caused by a change in settlement accounting attributed to employees choosing early retirement, and a $6.6 million decrease in the provision for uncollectible accounts. Partially offsetting these reductions were increases in outside professional services ($6.0 million) and higher administrative and general expenses.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $377,000, to $18.8 million, $803,000, to $37.6 million, and $1.9 million, to $74.9 million, for the current three-, six- and 12-month periods, respectively, due mainly to depreciable property additions.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, decreased $6.6 million, to $30.0 million, $7.7 million, to $52.2 million, and $11.1 million, to $46.9 million, for the current three-, six-, and 12-month periods, respectively, due primarily to lower pre-tax income. Partially offsetting the effect of lower pre-tax income in each of the comparative periods was a prior year adjustment to reduce income tax accruals.

Other Income and Deductions

   Other income and deductions increased $875,000 and $913,000 for the current three- and six-month periods, respectively, due chiefly to decreases in miscellaneous interest revenues.
Partially offsetting these effects were increases in the allowance for funds used during construction.

   Other income and deductions increased $6.3 million, for the current 12-month period, due principally to the prior period's gain of $5.1 million, net of income taxes, associated with the expiration of natural gas storage contracts. This increase was offset, in part, by an increase in the allowance for funds used during construction and a decrease in interest expense on amounts refundable to customers.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards.  In October 1997, the Company adopted SFAS
No. 128, "Earnings Per Share". (See Note 2G and 6 of the Notes to Consolidated Financial Statements.)

Large Volume Gas Service Agreements. Peoples Gas and North Shore Gas have entered into gas service contracts with certain large volume customers under specific rate schedules approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utilities distribution systems. The impact on the net income of Peoples Gas and North Shore Gas as a result of these contracts is not material.

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

Investment in Non-utility Energy Business.. The Company has a financial goal to earn 25% of its earnings from non-utility investments by the end of 2002. In accordance with this goal, during April, the Company entered into two commitments, totaling $35 million, to acquire oil and gas production properties.



Operating Statistics.  The following table represents margin components:
                                  Three Months Ended          Six Months Ended            Twelve Months Ended
                                       March 31,                   March 31,                   March 31,
                                   1998          1997          1998          1997          1998            1997
Operating Revenues (Thousands):
  Gas sales
    Residential                  $ 301,597     $ 425,150     $ 570,318     $ 716,640     $   795,242     $   993,210
    Commercial                      47,593        68,720        85,602       112,746         119,719         153,083
    Industrial                       9,180        14,953        16,552        23,248          22,272          30,256
    Non-utility                     20,808           870        49,135         1,038          55,533           1,065
                                   379,178       509,693       721,607       853,672         992,766       1,177,614

  Transportation
    Residential                     13,411        13,967        24,258        25,414          35,650          39,658
    Commercial                      16,760        18,123        31,574        32,913          46,317          49,741
    Industrial                       8,377         9,610        16,373        18,946          28,394          35,301
    Contract Pooling                 2,483        12,757         5,968        15,203           8,507          19,637
    Other                              101             -           533           399             533             400

                                    41,132        54,457        78,706        92,875         119,401         144,737

  Other                              4,200         3,164         9,347         7,925          16,710          14,637

Total Operating Revenues           424,510       567,314       809,660       954,472       1,128,877       1,336,988
Less- Gas Costs                    206,625       319,848       404,648       508,594         511,588         664,565
    - Revenues Taxes                41,607        56,590        77,129        95,884         107,469         131,412

Net Operating Revenues           $ 176,278     $ 190,876     $ 327,883     $ 349,994     $   509,820     $   541,011

Deliveries (MDth):
  Gas Sales
    Residential                     52,421        64,427        94,278       111,093         126,022         145,725
    Commercial                       9,046        10,979        15,488        18,648          21,833          24,755
    Industrial                       1,929         2,584         3,283         4,159           4,492           5,422
                                    63,396        77,990       113,049       133,900         152,347         175,902

  Transportation (a)
    Residential                     10,383        11,701        18,539        20,514          25,934          28,537
    Commercial                      14,819        16,079        27,460        28,792          39,149          41,013
    Industrial                      12,128        11,497        22,696        22,979          38,624          40,858
    Other                                -           224             -           234               -             234
                                    37,330        39,501        68,695        72,519         103,707         110,642

  Total Gas Sales
    and Transportation             100,726       117,491       181,744       206,419         256,054         286,544

  Margin per Dth delivered       $    1.75     $    1.62     $    1.80     $    1.70     $      1.99     $      1.89



  (a) Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At March 31, 1998, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $74.2 million.

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

Credit Lines. The Company has lines of credit totaling $170.0 million. At March 31, 1998, the Company had unused credit available of $169.1 million.

   The utility subsidiaries have lines of credit totaling
$129.4 million. At March 31, 1998, the utility subsidiaries had unused credit available from banks of $91.2 million.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12 months ended March 31, 1998, and for fiscal 1997 and 1996 were 4.29, 5.01, and 4.84, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 5.00, 5.74, and 5.62, respectively.

Dividends. On February 4, 1998, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 48 cents per share from the 47 cents per share previously in effect. The annualized dividend rate now amounts to $1.92 per share.

Year 2000. The Company is modifying all of its computer programs to be year 2000 compliant. The Company does not believe that the amount of expenditures it will incur in connection with its year 2000 modifications will have a material adverse effect on the financial position or results of operations of the Company. The Company's year 2000 modification program has achieved substantial progress and the Company expects that the modifications will be completed and fully tested prior to the year 2000. The Company is also requiring that other parties, particularly vendors with whom the Company electronically interacts, have year 2000 compatible computer systems. The Company, however, cannot control the success of other parties' year 2000 modification efforts.



Forward-Looking Information. Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains statements that may be considered forward-looking, such as the statement of the Company's financial goal regarding non-utility earnings, the effect of weather on net income, cash position and coverage ratios, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the utility subsidiaries, environmental matters, and the discussion concerning year 2000 compliant information systems. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

   "    The future health of the U.S. and Illinois economies.

   " The timing and extent of changes in energy commodity prices and interest rates.

   "    Regulatory developments in the U.S., Illinois and other
     states where the Company has investments.

   "    Changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors.

   "    The Company's success in identifying non-utility investments on financially acceptable terms and generating earnings from those investments in a reasonable time.

   "    The ability of various vendors and others with whom the
     Company electronically interacts to complete year 2000 systems modification efforts on a timely basis and in a manner that allows them to continue normal business transactions with the Company without disruption.

   Some of these uncertainties that may affect future results are discussed in more detail in the sections of "Item 1 - Business" of the Annual Report on Form 10-K captioned "Competition", "Sales and Rates", "State Legislation and Regulation", "Federal Legislation and Regulation", "Environmental Matters", and "Current Gas Supply". All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.


                  PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 4. Submission of Matters to a Vote of Security Holders

        a. The Company held its Annual Meeting of Shareholders on February 27, 1998.

        b.  The following matters were voted upon at the Annual
            Meeting of Shareholders.

            There were no broker non-votes with respect to any matters voted upon.

           1. The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: William J. Brodsky, Pastora San Juan Cafferty, J. Bruce Hasch,
        Homer J. Livingston, Jr., William G. Mitchell, Earl L. Neal, Richard E. Terry, Richard P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:


                                       FOR          WITHHELD
        William J. Brodsky . .  . . 28,939,235        308,503
        Pastora San Juan Cafferty . 28,884,892        308,503
        J. Bruce Hasch . . .  . . . 28,956,626        308,503
        Homer J. Livingston, Jr. . .28,958,691        308,503
        William G. Mitchell . . .. .28,934,174        308,503
        Earl L. Neal . . . .        28,901,099        308,503
        Richard E. Terry  . .  . .  28,931,452        308,503
        Richard P. Toft  . . . . . .28,946,107        308,503
        Arthur R. Velasquez . . .. .28,948,883        308,503

           2. A proposal to amend the Long-Term Incentive
        Compensation Plan:

               FOR            AGAINST     ABSTAIN
            26,661,189       1,922,104    733,271

           3. A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for the Company and its subsidiaries for the fiscal year ending September 30, 1998. The Inspectors of Election certified the following vote tabulations:

               FOR            AGAINST    ABSTAIN
            28,750,257        347,487    218,027



Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number   Description of Document

                3(a) Amendment to the By-Laws of the Registrant
                     dated February 27, 1998

                3(b) By-Laws of the Registrant as amended, dated
                     February 27, 1998

                10(a) Amendment to the Long-Term Incentive
                      Compensation Plan dated February 27, 1998

                10(b) Long-Term Incentive Compensation Plan
                      as amended, dated February 27, 1998

                27  Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
           March 31, 1998

           None













                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                         Peoples Energy
                           Corporation
                          (Registrant)




May 13, 1998                  By: /s/ K. S. BALASKOVITS
  (Date)                              K. S. Balaskovits
                                Vice President and Controller





                         (Same as above)
                      Principal Accounting
                             Officer