Form 10-Q
period 1998-06-30
PEOPLES ENERGY CORP
filed 1998-08-13
CIK 77385

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
35,387,368 shares of Common Stock, without par value, outstanding at July 31, 1998.

                                             PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements
                                               Peoples Energy Corporation
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)

                                             Three Months Ended     Nine Months Ended       Twelve Months Ended
                                                  June 30,               June 30,                 June 30,
                                             1998        1997       1998         1997        1998         1997
                                                               (Thousands, except per-share amounts)
OPERATING REVENUES:
Gas sales                                  $ 171,787  $ 173,410  $  893,395  $ 1,027,081  $  991,144  $ 1,139,079
Transportation                                23,577     25,104     102,283      117,980     117,874      136,791
Other                                          4,351      3,930      13,697       11,855      17,130       15,051
     Total Operating Revenues                199,715    202,444   1,009,375    1,156,916   1,126,148    1,290,921

OPERATING EXPENSES:
Gas costs                                     80,204     72,651     484,851      581,245     519,140      626,870
Operation                                     47,961     45,950     151,065      149,084     202,778      198,141
Maintenance                                   11,564     12,748      31,804       34,210      45,220       47,309
Depreciation, depletion, and amortization     19,411     18,649      57,058       55,492      75,640       73,500
Taxes     - Income                             1,529      6,515      53,719       66,448      41,865       58,880
          - State and local revenue           14,555     20,282      91,684      116,166     101,742      128,214
          - Other                              8,066      5,219      21,714       15,609      27,402       21,222
     Total Operating Expenses                183,290    182,014     891,895    1,018,254   1,013,787    1,154,136

OPERATING INCOME                              16,425     20,430     117,480      138,662     112,361      136,785

OTHER INCOME
  AND (DEDUCTIONS):
Interest income                                1,204      1,311       2,551        3,890       4,072        4,968
Allowance for funds used
  during construction                            436         82       1,030          143       1,153          157
Interest on long-term debt
  of subsidiaries                             (8,941)    (8,930)    (26,816)     (26,792)    (35,746)     (35,728)
Other interest expense                          (551)      (387)     (2,843)      (2,160)     (3,436)      (2,782)
Income taxes                                    (132)      (442)       (228)      (1,309)       (759)      (2,798)
Miscellaneous - net                             (435)      (329)       (508)          50      (1,059)       2,942
     Total Other Income
       and Deductions                         (8,419)    (8,695)    (26,814)     (26,178)    (35,775)     (33,241)

NET INCOME                                 $   8,006  $  11,735  $   90,666  $   112,484  $   76,586  $   103,544

Average Shares of Common
  Stock Outstanding                           35,293     34,988      35,216       34,980      35,176       34,975

Basic Earnings
  Per Share of Common Stock                $    0.23  $    0.34  $     2.57  $      3.22  $     2.18  $      2.96

Diluted Earnings
  Per Share of Common Stock                $    0.23  $    0.34  $     2.57  $      3.21  $     2.18  $      2.96

Dividends Declared Per Share               $    0.48  $    0.47  $     1.43  $      1.40  $     1.90  $      1.86

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 Peoples Energy Corporation

                                 CONSOLIDATED BALANCE SHEETS


                                                            June 30,                June 30,
                                                              1998   September 30,    1997
                                                          (Unaudited)    1997     (Unaudited)
                                                                   (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost           $ 2,166,314 $ 2,117,509 $ 2,088,570
Less - Accumulated depreciation                               751,727     715,279     705,020
Net property, plant and equipment                           1,414,587   1,402,230   1,383,550
Other investments                                              18,326      16,305      13,671
     Total Capital Investments - Net                        1,432,913   1,418,535   1,397,221

CURRENT ASSETS:
Cash and cash equivalents                                      53,605      33,298     100,041
Temporary cash investments                                     40,500      15,900      15,900
Receivables -
  Customers, net of allowance for uncollectible accounts
    of $24,453, $29,895, and $32,425, respectively             83,506      72,290     127,212
  Other                                                        30,449      39,182      30,939
Accrued unbilled revenues                                      24,908      22,742      20,972
Materials and supplies, at average cost                        19,612      19,385      17,361
Gas in storage, at last-in, first-out cost                     62,770      77,843      46,865
Gas costs recoverable through rate adjustments                  3,158       5,164         353
Regulatory assets of subsidiaries                               6,678      15,460      23,608
Prepayments                                                    65,710      42,902      36,829
     Total Current Assets                                     390,896     344,166     420,080

OTHER ASSETS:
Non-current regulatory assets of subsidiaries                  44,190      38,676      39,128
Deferred charges                                               28,019      19,428      20,015
     Total Other Assets                                        72,209      58,104      59,143
     Total Properties and Other Assets                    $ 1,896,018 $ 1,820,805 $ 1,876,444

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                   Peoples Energy Corporation

                                   CONSOLIDATED BALANCE SHEETS


                                                              June 30,                 June 30,
                                                               1998     September 30,    1997
                                                            (Unaudited)    1997      (Unaudited)
                                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
   Authorized - 60,000,000 shares
   Outstanding - 35,320,844, 35,069,517, and
       34,996,835 shares, respectively                     $   290,792  $   281,847  $   278,926
Retained earnings                                              474,933      434,652      466,810
     Total Common Stockholders' Equity                         765,725      716,499      745,736

Long-term debt of subsidiaries, exclusive of sinking
  fund payments and maturities due within one year             527,004      527,004      527,039
     Total Capitalization                                    1,292,729    1,243,503    1,272,775

CURRENT LIABILITIES:
Interim loans of subsidiaries                                      814        2,810            -
Accounts payable                                               134,208      134,870      129,282
Dividends payable on common stock                               16,942       16,479       16,446
Customer gas service and credit deposits                        27,645       45,386       20,211
Accrued taxes                                                   49,515       20,645       62,575
Gas sales revenue refundable through rate adjustments            6,377       14,894       15,247
Accrued interest                                                 7,422       10,800        7,408
Temporary LIFO liquidation credit                                4,546            -       29,777
     Total Current Liabilities                                 247,469      245,884      280,946

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes - primarily accelerated depreciation     266,543      249,178      244,374
Investment tax credits being amortized over
   the average lives of related property                        32,778       33,942       34,264
Other                                                           56,499       48,298       44,085
     Total Deferred Credits and Other Liabilities              355,820      331,418      322,723

     Total Capitalization and Liabilities                  $ 1,896,018  $ 1,820,805  $ 1,876,444

The Notes to Consolidated Financial Statements are an integral part of these statements.


                             Peoples Energy Corporation
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           Nine Months Ended
                                                                 June 30,
                                                             1998       1997
                                                         (Thousands of Dollars)
Operating Activities:
Net Income                                                $  90,666  $ 112,484
Adjustments to reconcile net income to net cash:
  Depreciation, depletion, and amortization                  57,058     55,492
  Deferred income taxes and investment tax credits - net     14,079      9,248
  Change in deferred credits and other liabilities           10,323      4,581
  Change in deferred charges                                (18,315)     1,795
  Change in current assets and liabilities:
    Receivables - net                                        (2,483)   (57,077)
    Accrued unbilled revenues                                (2,166)     8,342
    Materials and supplies                                     (227)    (1,233)
    Gas in storage                                           15,073     18,637
    Gas costs recoverable                                     2,006     19,567
    Regulatory assets                                         8,781     18,672
    Prepayments                                             (22,808)   (24,542)
    Accounts payable                                           (662)   (18,690)
    Customer gas service and credit deposits                (17,741)   (22,179)
    Accrued taxes                                            28,870     29,754
    Gas sales revenue refundable                             (8,517)     1,326
    Accrued interest                                         (3,378)    (3,388)
    Temporary LIFO liquidation credit                         4,546     29,777

     Net Cash Provided by Operating Activities              155,105    182,566

Investing Activities:
Capital expenditures of subsidiaries                        (65,792)   (53,168)
Other assets                                                    621        194
Other capital investments                                    (2,055)    (2,102)
Other temporary cash investments                            (24,600)   (15,000)

     Net Cash Used in Investing Activities                  (91,826)   (70,076)

Financing Activities:
Interim loans of subsidiaries - net                          (1,996)    (2,625)
Retirement of long-term debt of subsidiaries                      -        (25)
Dividends paid on common stock                              (49,921)   (48,614)
Proceeds from issuance of common stock                        8,945      1,045

     Net Cash Used in Financing Activities                  (42,972)   (50,219)

Net Increase in Cash and Cash Equivalents                    20,307     62,271
Cash and Cash Equivalents at Beginning of Period             33,298     37,770

Cash and Cash Equivalents at End of Period                $  53,605  $ 100,041

The Notes to Consolidated Financial Statements are an integral part of these statements.





                      Peoples Energy Corporation

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation, Peoples Energy Resources Corp., Peoples Energy Ventures Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. Significant intercompany balances and transactions have been eliminated. Investments and partnerships for which the Company's subsidiaries have at least a 20% interest but less than a majority ownership are accounted for under the equity method. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

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

     Income taxes and interest paid (excluding capitalized interest) were as follows:

        For the nine months
        ended June 30,                        1998           1997
                                                   (Thousands)
         Income taxes paid                  $14,409        $37,708
         Interest paid                       31,024         31,311

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

2G Hedging Activities

   The Company has a formal risk management policy that monitors and controls the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading solely to minimize risk, and not for any speculative purpose. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and/or volume fluctuations related to its business activities, including price risk related to the geographic location of the commodity (basis risk).

   The Company accounts for all derivative transactions through hedge accounting. All derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized in the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of June 30, 1998 the Company had open derivative financial instruments representing hedges of natural gas production of 0.7 Bcf. At June 30, 1998, the Company had no deferred gains or losses on the Consolidated Balance Sheet.

2H Oil and Gas Exploration and Production Properties

   For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the SEC. Under the full-cost method, all costs directly associated with the acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment of the assets is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow. At June 30, 1998, there was no such charge to income.

2I Depreciation, Depletion, and Amortization

   Depreciation, depletion, and amortization are recorded over the estimated useful lives on the straight-line method. In the case of oil and gas producing properties, the Company is amortizing the capitalized costs on an overall units-of-production method based on total estimated proved oil and gas reserves.

   Other non-utility depreciable property is amortized over their estimated useful lives; gains and losses are recognized at the time of sale or disposition.

2J Accounting Standards

   The Company adopted SFAS No. 128, "Earnings per Share" in the first quarter of fiscal 1998. This statement simplifies the calculation of earnings per share (EPS) and increases conformity to international standards. Under SFAS No. 128, primary EPS is replaced by "basic" EPS, which excludes the effects of any dilution. It is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Previous periods have been restated to reflect this standard. (See Note 6.)

   The Company adopted Statement of Position (SOP) 96-1,
"Environmental Remediation Liabilities" in the first quarter of fiscal 1998. The application of the statement did not have a material effect on the Company's financial condition or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

   Changes in the fair value of derivatives shall be recognized in the current period earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the current period's income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. The Company expects to designate its derivative instruments as fair value hedges. The statement must be adopted no later then the Company's fiscal year 2000. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1998, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $26.2 million. This amount includes an estimate of the costs of completing the studies required by the EPA at the Waukegan Site and the investigations being conducted under the supervision of the IEPA referred to above. The amount also includes an estimate of the costs of remediation at the Waukegan Site and at the 110th Street Station Site in Chicago, at the minimum amount of the current estimated range of such costs. The costs of remediation at the other sites cannot be determined at this time. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at June 30, 1998 have not been reduced to reflect recoveries from insurance carriers.

   The Company believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At June 30, 1998, the subsidiaries had recovered $13.6 million of such costs through rates.

3B Former Mineral Processing Site in Denver, Colorado

   In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation at the site.

   North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asks the court to declare that North Shore Gas is not liable for response costs incurred or to be incurred at the Denver site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site.

   On August 5, 1998, the U. S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and ruled that North Shore is a successor to the liability, if any, of the former entity allegedly associated with the site. The Appellate Court remanded the case to the District Court for determination of what liability, if any, the former entity has, and therefore North Shore has, for activities at the site. At this time, North Shore has not determined whether to seek review of the Appellate Court's decision.

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

4.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At
June 30, 1998, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $73.2 million.

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

6.  EARNINGS PER SHARE

   In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". The statement simplifies the methodology for computing both basic and diluted earnings per share. The only difference in the two methods for computing the Company's per share amounts is attributable to stock options outstanding under the Long-Term Incentive Compensation Plan. The effect of the stock options was determined using the treasury stock method. Consolidated net income as reported was not affected. Shares used to compute diluted earnings per share are as follows:

                        Average Common Stock Shares (in thousands)
                     Three months       Nine months        12-months
                         Ended             Ended             Ended
June 30,              1998    1997      1998    1997      1998    1997
As reported shares   35,293  34,988    35,216  34,980    35,176  34,975
Effects of options       21      23        22      24        24      26
Diluted shares       35,314  35,011    35,238  35,004    35,200  35,001


   Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share. (See Note 2J.)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income decreased $3.7 million, to $8.0 million, for the current three-month period ended June 30, 1998, as a result of weather that was almost 39 percent warmer than last year's third quarter. Increases in outside professional services and depreciation, depletion and amortization expense also contributed to the decline. Partially offsetting these effects were decreases in the provision for uncollectible accounts and an adjustment to reduce taxes accrued.


   Net income decreased $21.8 million, to $90.7 million, and $27.0 million, to $76.6 million, for the current nine- and 12-month period ended June 30, 1998, reflecting weather that was 18 percent warmer than the year-ago periods. Also contributing to the declines in both periods were increases in outside professional services. A one-time gain associated with the expiration of certain gas storage contracts in the prior period also affected the 12-month comparison.




   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                   Three Months Ended    Nine Months Ended    12 Months Ended
                                      June 30, 1998        June 30, 1998       June 30, 1998
                                   Increase/(Decrease)  Increase/(Decrease) Increase/(Decrease)
                                    From Prior Period    From Prior Period   From Prior Period
(Thousands of dollars)                Amount      %      Amount        %     Amount       %
Net operating revenues (a)          $(4,555)    (4.2)  $(26,665)     (5.8)  $(30,571)   (5.7)
Operation and maintenance expenses      827      1.4       (425)     (0.2)     2,548     1.0
Depreciation, depletion, and
  amortization expense                  762      4.1      1,566       2.8      2,140     2.9
Other taxes                           2,847     54.6      6,105      39.1      6,180    29.1
Income taxes                         (4,986)   (76.5)   (12,729)    (19.2)   (17,015)  (28.9)
Other income and deductions            (276)    (3.2)       636       2.4      2,534     7.6
Net income                           (3,729)   (31.8)   (21,818)    (19.4)   (26,958)  (26.0)

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

   Net operating revenues declined $4.6 million, to $105.0 million, for the current three-month period, due primarily to the effect of El Nino which caused weather to be 39 percent warmer than during the same period a year-ago.


   Net operating revenues declined $26.7 million, to $432.8 million, and $30.6 million, to $505.3 million, for the current nine- and 12-month periods, respectively, due primarily to weather that was 18 percent warmer than during comparable periods a year-ago.


   See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $827,000, to $59.5 million, for the current three-month period, due mainly to an increase in the costs of outside professional services of $3.1 million, primarily as a result of Peoples Gas' increased use of contract programmers to maintain existing systems while that company's staff is involved in the development and implementation of a new customer information system for Peoples Gas and North Shore Gas. An increase in labor costs of $1.3 million also contributed to the variation between periods. These effects were partially offset by decreases in the provision for uncollectible accounts ($692,000), decreased pension costs ($570,000), lower group insurance expenses ($377,000), and decreased non-labor costs associated with operating and maintaining the Companies distribution systems ($318,000).

   Operation and maintenance expenses decreased $425,000, to $182.9 million, for the current nine-month period, due primarily to a decrease in the provision for uncollectible accounts ($5.1 million), a reduction in environmental costs recovered through rates ($2.3 million) and lower administrative and general expenses. These effects were offset by increases in the costs of outside professional services ($5.8 million) and increased labor costs ($2.1 million).

   Operation and maintenance expenses increased $2.5 million, to $248.0 million, for the current 12-month period, due principally to increased outside professional services ($8.5 million) and labor expense ($4.1 million). Offsetting these effects were reductions in the provision for uncollectible accounts
($5.6 million), environmental costs recovered through rates ($2.7 million) and group insurance expense ($2.2 million).

Depreciation, Depletion, and Amortization Expense

   Depreciation, depletion, and amortization expense increased
$762,000, to $19.4 million, $1.6 million, to $57.1 million, and $2.1 million, to $75.6 million, for the current three-, nine- and 12-month periods, respectively, due mainly to depreciable property additions.

Other Taxes

   Other taxes increased $2.8 million, to $8.1 million, $6.1 million, to $21.7 million, and $6.2 million, to $27.4 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to the new Supplemental Low Income Energy Assistance Charge. Since this charge was collected from customers, it had no impact on net income.

Income Taxes

   Income taxes, exclusive of taxes in other income and deductions, decreased $5.0 million, to $1.5 million, $12.7 million, to $53.7 million, and $17.0 million, to $41.9 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to lower pre-tax income and a current period adjustment to reduce taxes accrued. Partially offsetting these effects in the nine- and 12-month comparative periods was a prior period adjustment to reduce income tax accruals.

Other Income and Deductions

   Other income and deductions decreased $276,000 for the current three-month period, due chiefly to an increase in the allowance for funds used during construction, partially offset by higher interest expense and lower interest income.

   Other income and deductions increased $636,000, for the current nine-month period, primarily due to lower miscellaneous interest revenues and higher interest expense. These effects were partially offset by an increase in the allowance for funds used during construction.

   Other income and deductions increased $2.5 million, for the current 12-month period, due chiefly to the prior period's gain of $1.8 million, net of income taxes, associated with the expiration of natural gas storage contracts, decreased miscellaneous interest revenues, and increased interest expense.
These effects were offset, in part, by an increase in the allowance for funds used during construction.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards.  In October 1997, the Company adopted SFAS
No. 128, "Earnings Per Share". (See Notes 2J and 6 of the Notes to Consolidated Financial Statements.)

In fiscal 1998, the Company adopted SOP 96-1, "Environmental
Remediation Liabilities".  (See Note 2J of the Notes to
Consolidated Financial Statements.)

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

Small-Volume Transportation Service. On June 25, 1997, the Commission allowed Riders SVT and AGG to go into effect for Peoples Gas, thus initiating a two-year pilot program designed to provide transportation service to certain small-volume industrial and commercial customers of the utility as well as to some of its large residential customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required.

Investment in Non-utility Energy Business. The Company has a financial goal to earn 25% of its earnings from non-utility investments by the end of 2002. In accordance with this goal, during May, the Company entered into a commitment with Dominion Energy to develop and operate a jointly-owned electric generating peaking facility. The total cost of the project is estimated at $90 million. In June, the Company and three major natural gas companies announced their intent to develop, construct, own, and operate a $220-$280 million pipeline to serve developing markets in Northern Illinois and Wisconsin.



Operating Statistics.  The following table represents margin components:

                              Three Months Ended     Nine Months Ended      Twelve Months Ended
                                   June 30,               June 30,                June 30,
                                1998       1997        1998       1997        1998         1997
Operating Revenues (Thousands):
 Gas sales
  Residential                $ 134,107  $ 146,519  $  704,426  $  863,159  $  782,831  $  958,857
  Commercial                    16,598     22,437     102,198     135,183     113,879     149,473
  Industrial                     3,268      4,424      19,820      27,673      21,117      29,667
  Non-utility                   17,814         30      66,951       1,066      73,317       1,082
                               171,787    173,410     893,395   1,027,081     991,144   1,139,079
 Transportation
  Residential                    6,771      7,219      31,029      32,633      35,202      37,373
  Commercial                     9,325      8,888      40,899      41,801      46,754      48,138
  Industrial                     5,999      6,525      22,372      25,522      27,868      30,733
  Contract Pooling               1,372      2,472       7,340      17,623       7,407      20,147
  Other                            110          -         643         401         643         400

                                23,577     25,104     102,283     117,980     117,874     136,791

 Other                           4,351      3,930      13,697      11,855      17,130      15,051

Total Operating Revenues       199,715    202,444   1,009,375   1,156,916   1,126,148   1,290,921
Less - Gas Costs                80,204     72,651     484,851     581,245     519,140     626,870
     - Revenue Taxes            14,555     20,282      91,684     116,166     101,742     128,214

Net Operating Revenues       $ 104,956  $ 109,511  $  432,840  $  459,505  $  505,266  $  535,837

Deliveries (MDth):
 Gas Sales
  Residential                   17,404     23,313     111,682     134,406     120,114     144,342
  Commercial                     2,518      4,359      18,007      23,008      19,993      25,068
  Industrial                       632        966       3,915       5,124       4,158       5,488
  Non-utility                    7,004          -      23,218           -      25,582           -
                                27,558     28,638     156,822     162,538     169,847     174,898

 Transportation (a)
  Residential                    4,221      5,181      22,760      25,695      24,974      28,142
  Commercial                     7,633      7,238      35,092      36,029      39,542      40,405
  Industrial                     9,536      8,537      32,232      31,516      39,623      38,390
  Non-utility                        -          -           5         234           5         234
                                21,390     20,956      90,089      93,474     104,144     107,171

 Total Gas Sales
   and Transportation           48,948     49,594     246,911     256,012     273,991     282,069

 Margin per Dth delivered    $    2.14  $    2.21  $     1.75  $     1.79  $     1.84  $     1.90



  (a) Volumes associated with contract pooling revenues are included in their respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 1998, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $73.2 million.

Environmental Matters. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

   In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. Salomon filed a counterclaim for costs to be incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. On August 5, 1998, the U. S. Court of Appeals, Seventh Circuit, reversed the District Court's decision. (See Note 3B of the Notes to Consolidated Financial Statements.)

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

Credit Lines. The Company has lines of credit totaling $170 million. At June 30, 1998, the Company had unused credit available of $169.1 million.

   The utility subsidiaries have lines of credit totaling $129.4 million. At June 30, 1998, the utility subsidiaries had unused credit available from banks of $91.2 million.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12 months ended June 30, 1998, and for fiscal 1997 and 1996 were 4.04, 5.01, and 4.84, respectively.

   The corresponding coverage ratios for North Shore Gas for the same periods were 4.66, 5.74, and 5.62, respectively.

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

   "    Litigation concerning North Shore's liability for CERCLA
     response costs relating a former mineral processing site in Denver, Colorado.

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


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number                        Description of
Document

                27  Financial Data Schedule

              b.
           Reports on Form 8-K filed during the quarter ended
           June 30, 1998

           None













                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                    Peoples Energy Corporation
                                           (Registrant)




         August 12, 1998           By:  /s/   K. S. BALASKOVITS
           (Date)                           K. S. Balaskovits
                                   Vice President and Controller





                                         (Same as above)
                                   Principal Accounting Officer