Form 10-K405
period 1998-09-30
PEOPLES ENERGY CORP
filed 1998-12-18
CIK 77385

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
    (Mark One)
       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1998
                                  OR
       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code:(312)240-4000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

     Approximately $1.34 billion computed on the basis of the closing market price of $37.6875 for a share of Common Stock on November 30, 1998.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, without par value, 35,474,472 shares outstanding at November 30, 1998.

          Documents Incorporated by Reference
        Document                       Part of Form 10-K
Portions of the Company's Notice of
Annual Meeting and  Proxy Statement
to be filed on or about December 28, 1998  Part III


                               CONTENTS

                                                            Page
Item No.                                                    No .

       Part I

  1.   Business                                              3

  2.   Properties                                            7

  3.   Legal Proceedings                                     8

  4.   Submission of Matters to a Vote of Security Holders   8

       Executive Officers of the Company                     9

       Part II

  5.   Market for the Company's Common Stock and Related
         Stockholder Matters                                11

  6.   Selected Financial Data                              12

  7.   Management's Discussion and Analysis of Results
           of Operations and Financial Condition            13

 7A.   Quantitative and Qualitative Disclosures About
                     Market Risk                            23

  8.   Financial Statements and Supplementary Data          23

  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure              45

       Part III

 10.   Directors and Executive Officers of the Company      45

 11.   Executive Compensation                               45

 12.   Security Ownership of Certain Beneficial Owners and
           Management                                       45

 13.   Certain Relationships and Related Transactions       45

       Part IV

 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                      46

Signatures                                                  48

Exhibit Index                                               49


                       Peoples Energy Corporation

                       ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                 PART I

ITEM 1.  BUSINESS

GENERAL

   Peoples Energy Corporation (Company) is solely a holding Company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The Company also derives income from its other subsidiaries, Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation (Peoples Energy Services), Peoples Energy Resources Corp. (Peoples Energy Resources), Peoples NGV Corp. (Peoples NGV), and Peoples Energy Ventures Corporation (Peoples Energy Ventures). The Company and its subsidiaries had 2,834 employees at September 30, 1998.

   The Company was incorporated in 1967 under the Illinois
Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-
6207 (Telephone 312-240-4000).

   Peoples Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 833,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City).

   North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has about 143,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in Northeastern
Illinois.

   Peoples District Energy, a wholly owned subsidiary of the Company, is a 50 percent participant in a partnership that provides district energy services to the McCormick Place Exposition and Convention Center in Chicago, Illinois (McCormick Place) under a long-term contract with the Metropolitan Pier and Exposition Authority. Neither the partnership nor its partners are regulated as a public utility.

   Peoples Energy Services provides nonregulated retail energy sales to commercial, industrial and large residential customers. Peoples Energy Services also offers energy management services to large-volume gas users and other energy related products and services to a wide variety of customers.

   Peoples Energy Resources owns and operates a plant near Chicago that gasifies liquid propane and ethane to assist utilities and marketers in meeting peak day demand. It is also a 50 percent participant in the development of a gas fired electric generation plant near Chicago. Peoples Energy Resources is pursuing new opportunities to expand diversified energy supply, pipeline and storage services, as well as electric power generation.

   Peoples NGV operates a fueling station for natural gas fueled vehicles, and it is a participant in a partnership that was formed to develop on-site fueling services for natural gas-powered fleet vehicles. Neither the partnership nor its partners are regulated as a public utility.

   Peoples Energy Ventures, through its subsidiary Peoples Energy Production, acquires investments in oil and gas production and exploration properties. To date Peoples Energy Production has purchased interests in properties in Texas, Louisiana, Colorado and North Dakota. It is actively pursuing additional investments of this kind. Peoples Energy Production has also entered into a partnership with EnerVest Management Company to jointly pursue investments in oil and gas properties.

COMPETITION AND DEREGULATION

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

     On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois.
Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, will be able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All nonresidential customers will have this choice by December
31, 2000. All residential customers will be given the choice by May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50% of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15% of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission (Commission).
In return for these and other benefits, electric utilities are required to reduce their rates to residential customers.
The state's two largest electric utilities, including the utility that serves northeastern Illinois, have reduced their residential rates by 15% on August 1, 1998 and must reduce rates by another 5% on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. However, subject to certain capacity restrictions, electric utilities can divest assets without Commission approval. It is too early to determine what effects this restructuring of the electric market will have on the competitive position of the Company's subsidiaries.

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

   On October 26, 1998, Peoples Gas and North Shore Gas made filings with the Commission under which the price for natural gas would be set at a fixed level for at least the next five years. Under the current system, the utilities make purchases in the open, unregulated gas market and pass those costs, as incurred, onto customers through a monthly gas charge. While the utilities make no profit on the gas, the market price and the price customers pay can fluctuate significantly due to the effects of supply and demand. Under the current system, the customer bears the full risk of the market. The proposed fixed-price gas charges would protect the utilities' gas customers from the market fluctuations and from increases in gas costs due to inflation and other market forces. The proposals reflect a fixed gas price of 32.76 cents per therm for customers of Peoples Gas and 34.70 cents per therm for customers of North Shore Gas. These fixed unit prices are comparable to the average prices paid by the utilities' respective customers over the last two years.

   By eliminating the monthly price fluctuations, Peoples Gas and North Shore Gas could shield customers from price increases, although gas bills would still reflect customers' increased usage during colder weather. As the utilities would assume and manage this risk, they would have an opportunity to earn a profit on this initiative.

   The Commission has eight months to review the filings, during which period the utilities may update their proposals. At the conclusion of the review, the Commission may modify the proposals. However, the utilities have the right to accept the outcome or reject it and continue under the current system.

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

   A pipeline may seek to provide transportation service directly to endusers. Such direct service by a pipeline to an end-user would bypass the local distributor's service and reduce the distributor's earnings. However, none of the subsidiaries' pipeline suppliers has undertaken any service bypassing the subsidiaries. Both utility subsidiaries have a bypass rate approved by the Commission which allows the utilities to renegotiate rates with customers that are potential bypass candidates. (See Other Matters - Large-Volume Gas Service Agreements in Item 7.)

SALES AND RATES

   Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btu's) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges, and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). (See Note 1L of the Notes to Consolidated Financial Statements.)

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

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gasfueled vehicles, and natural gas air-conditioning.

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

  Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities' distribution systems by interstate pipelines. In their provision of gas sales services (gathering, transportation and storage services, and gas supply) pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

ENVIRONMENTAL MATTERS

   The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 2A of the Notes to Consolidated Financial Statements.) In addition, North Shore Gas has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado.
(See Note 2B of the Notes to Consolidated Financial Statements.) Also, North Shore Gas was informed by the Illinois Environmental Protection Agency (IEPA) that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. (See Note 2C of the Notes to Consolidated Financial Statements.)

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

   The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 19981999 heating season for Peoples Gas and North
Shore Gas:

                                     Peoples Gas               North Shore Gas
                         Design Peak-Day    Year of    Design Peak-Day   Year of
                           Availability     Contract    Availability    Contract
Source                       (MDth)        Expiration     (MDth)      Expiration
Firm direct purchases (1)       551         1999-2001          132     1999-2001
Liquefied petroleum gas          40                             40(2)
Peaking Service:
   Peoples Energy Resources      60            (3)
Storage gas:
   Leased (4)                   563         1999-2003          125     1999-2000
   Peoples-Manlove (5)          993                             63           (6)
Customer-owned (7)              300                             55
Total expected design
   peak-day availability      2,507                            415




(1)Consists of firm gas purchases from non-pipeline suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary, with the longest term being 11 years.

(2)Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3)The contract with Peoples Energy Resources is for an initial term expiring November 30, 1999; the contract continues in effect from year to year thereafter unless canceled by either party upon 12 months' prior notice.

(4)Consists of leased storage services required to meet design day requirements with contract lengths varying from one to five years.

(5)Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has seasonal top-gas inventory of approximately 27,000 MDth for system supply, of which approximately 1,566 MDth is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas
   (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1998-99 heating season, Manlove Field complex will have a maximum peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(6)The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(7)Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial, and larger residential customers.


   The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas for the three fiscal years ended September 30, 1998, 1997 and 1996, were as follows:

                                             Peoples Gas                              North Shore Gas
                                      1998         1997         1996          1998       1997       1996
 Gas purchases                      120,531      156,097      174,552        21,837     27,226     27,940
 Liquefied petroleum gas produced         8            7          114             3         20        151
 Customer-owned gas-received         93,758       91,476       93,141        12,355     12,618     12,777
 Underground storage-net             (2,939)      (3,786)         228            28       (123)       468
 Exchange gas-net                     4,975          (39)      (4,446)        1,030       (151)      (104)
 Company use, franchise
    requirements, and
    unaccounted-for gas              (3,693)      (2,071)      (3,169)         (383)      (546)      (983)
       Total (a)                    212,640      241,684      260,420        34,870     39,044     40,249


(a)     See "Gas Sold and Transported" in Item 6.


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

   Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas and North Shore Gas are subject to (a) the firstmortgage lien of each Company's mortgage to U.S. Bank Trust, National Association, as Trustee, to secure the principal amount of each Company's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

   Peoples Energy Resources owns and operates a plant in Will County, Illinois that gasifies natural gas liquids to support the sale of winter peaking services to area natural gas utilities and marketers. The current seasonal capacity of the plant is approximately 800,000 MMbtu. The plant is fully paid for and no liens exist on the property.

   During the current fiscal year, Peoples Energy Production acquired, either directly or through a partnership, working interests in various producing, proved non-producing, and probable oil and gas reserves. Currently, these interests are located in Texas, Louisiana, North Dakota, and Colorado. The total investment in these properties is approximately $16 million. As of September 30, 1998, total proved oil and gas reserves owned by Peoples Energy Production were 11,421,415 equivalent MMBtus. Reserve information on these properties was provided by the following engineering firms: Ryder Scott Company Petroleum Engineers, Miller & Lent, LTD - International Oil & Gas Consultants, McCartney Engineering, LLC, and Cawley, Gillespie & Associates, Inc. - Petroleum Engineers.


ITEM 3.  LEGAL PROCEEDINGS

   See Note 2 of the Notes to Consolidated Financial
Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF THE COMPANY

   The following is a list of the names, ages, and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified, except for Ms. Rogers, who was appointed.

                         Age at
       Name             11/30/98                 Position with the Company
Donald M. Field            49       Executive Vice President (1998) of the
                                    Company.  Mr. Field is also Executive Vice President
                                    and Director (1998) of Peoples Gas and North Shore
                                    Gas.  Prior to becoming Executive Vice President,
                                    Mr. Field was Vice President of Gas Operations of
                                    both subsidiaries. Mr. Field has been an employee
                                    of the Company and/or its subsidiaries since 1971.

James Hinchliff            58       Senior Vice President and General
                                    Counsel (1989) of the Company.  Mr. Hinchliff
                                    is also Senior Vice President and General Counsel
                                    (1989) and a Director (1985) of Peoples Gas and
                                    North Shore Gas.  Prior to that, he was Vice
                                    President and General Counsel (1984-1989) of
                                    the Company and of both subsidiaries, and prior
                                    to that he was Assistant General Counsel of the
                                    Company (1979-1984) and of both subsidiaries
                                    (1981-1984).  Mr. Hinchliff has been an employee
                                    of the Company and/or its subsidiaries since 1972.

Peter H. Kauffman          52       Assistant General Counsel and Secretary
                                    (1998) of the Company.  Mr. Kauffman is also
                                    Assistant General Counsel and Secretary of
                                    Peoples Gas and North Shore Gas. Mr. Kauffman
                                    has been an employee of the Company and/or its
                                    subsidiaries since 1972.

James M. Luebbers          52       Vice President and Controller (1998) of
                                    the Company. Mr. Luebbers is also Vice
                                    President and controller and Director
                                    (1998) of Peoples Gas and North Shore
                                    Gas.  Prior to becoming Vice President
                                    and Controller, Mr. Luebbers was Vice
                                    President of Corporate Planning (1997).
                                    Mr. Luebbers has been an employee
                                    of the Company and/or its subsidiaries
                                    since 1969.

William E. Morrow          42       Vice President of the Company.  Mr.
                                    Morrow is also Vice President of Peoples Gas
                                    and North Shore Gas.  Mr. Morrow
                                    has been an employee of the Company
                                    and/or its subsidiaries since 1979.

                         Age at
       Name             11/30/98               Position with the Company

Kevin J. O'Connell         52    Vice President of the Company.  Mr. O'Connell
                                 has been an employee of the Company and/or
                                 its subsidiaries since 1997.

Thomas M. Patrick          52    President and Chief Operating Officer (1998)
                                 and Director (1998) of the Company.  Mr.
                                 Patrick is also President and Chief Operating
                                 Officer (1998) and Director (1997) of
                                 Peoples Gas and North Shore Gas.  Prior
                                 to becoming President, Mr. Patrick
                                 was Executive Vice President (1997-
                                 1998) of the Company and its subsidiaries
                                 and Vice President (1989-1996) of both
                                 subsidiaries.  Mr. Patrick has been an
                                 employee of the Company and/or its
                                 subsidiaries since 1976.

William W. Reynolds        40    Treasurer of the Company.  Mr. Reynolds
                                 is also Treasurer of Peoples Gas and North
                                 Shore Gas.  Mr. Reynolds has been
                                 an employee of the Company and/or its
                                 subsidiaries since 1998.

Desiree G. Rogers          39    Vice President of the Company.  Ms. Rogers
                                 is also Vice President of Peoples Gas
                                 and North Shore Gas.  Ms. Rogers has been
                                 an employee of the Company and/or its
                                 subsidiaries since 1997.

Richard E. Terry           61    Chairman of the Board and Chief Executive
                                 Officer (1990) and Director (1984) of the
                                 Company.  Mr. Terry is also Chairman of
                                 the Board and Chief Executive Officer (1990)
                                 and a Director (1982) of Peoples
                                 Gas and North Shore Gas. Prior to
                                 becoming Chairman, Mr. Terry was
                                 President and Chief Operating Officer (1987
                                 -1990), Executive Vice President(1984-1987),
                                 and Vice President and General Counsel
                                 (1981-1984) of the Company and its subsidiaries.
                                 Mr. Terry has been an employee of the
                                 Company and/or its subsidiaries since 1972.




                           PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS


   The common stock of the Company is listed on the New York, Chicago, and Pacific Stock Exchanges (trading symbol: PGL).
At November 30, 1998, there were 26,209 registered shareholders.

   The common stock price range and dividends declared per common share by quarters for fiscal 1998 and 1997 were as follows:

Fiscal              Stock Price                     Dividends
Quarter       High          Low         Close         Declared


Fourth       $ 38-5/8     $ 32-1/8     $ 36           $0.48
Third          39           34-5/8       38-5/8        0.48
Second         39-7/8       34-5/8       36-3/8        0.48
First          39-5/8       33-11/16     39-3/8        0.47


Fourth       $ 39-11/16    $36-5/8      $37-11/16     $0.47
Third          39-7/8       31-1/4       37-7/16       0.47
Second         35-5/8       32-5/8       33-1/8        0.47
First          37-3/8       33           33-7/8        0.46


ITEM 6.  SELECTED FINANCIAL DATA


              For fiscal years ended September 30,     1998          1997         1996         1995        1994
Common Stock Information
Basic and diluted earnings per share              $       2.25  $       2.81  $      2.96  $      1.78  $     2.13
Cash dividends declared per share                 $       1.91  $       1.87  $      1.83  $      1.80  $     1.80
Book value per share at year-end                  $      20.94  $      20.43  $     19.48  $     18.38  $    18.39
Market Price (year-end, closing)                  $         36  $    37 11/16 $        34  $    27 1/2  $   26 1/4
Price-earnings ratio                                      16.0          13.4        11.5         15.4        12.3
Basic average shares outstanding (thousands)            35,257        35,000       34,942       34,901     34,854
Diluted average shares outstanding (thousands)          35,276        35,026       34,967       34,902     34,855
Operating Results (thousands)
Utility Operating Revenues:
  Sales - Residential                             $    780,188  $    941,564  $   883,100  $   752,796  $  951,037
             Commercial                                112,166       146,864      141,594      116,113     160,912
             Industrial                                 20,947        28,969       32,075       24,128      41,979
  Transportation (a)                                   120,790       133,570      128,876      122,814     110,128
  Other                                                 15,734        15,265       13,032       17,550      15,432
Diversified Energy Revenues                             88,232         7,457            -            -           -
  Total Operating Revenues                           1,138,057     1,273,689    1,198,677    1,033,401   1,279,488
Less-Gas costs                                         526,983       615,534      529,875      457,436     669,039
       -Revenue taxes                                  100,846       126,224      121,172      109,720     132,734
       -Other (b)                                        7,917             -            -            -           -
  Net Operating Revenues                          $    502,311  $    531,931  $   547,630  $   466,245  $  477,715
Net Income                                        $     79,423  $     98,404  $   103,438  $    62,154  $   74,399
Assets at Year-end (thousands)
Property, plant and equipment                     $  2,209,957  $  2,117,509  $ 2,046,156  $ 2,088,277  $2,019,379
Less-Accumulated depreciation                          763,296       715,279      665,077      715,208     677,447
 Net Property, Plant and Equipment                $  1,446,661  $  1,402,230  $ 1,381,079  $ 1,373,069  $1,341,932
Total assets                                      $  1,904,500  $  1,820,805  $ 1,783,750  $ 1,822,492  $1,809,286
Capital expenditures of subsidiaries              $    116,192  $     89,404  $    85,620  $    95,941  $   87,218
Capitalization at Year-end (thousands)
Common equity                                     $    741,361  $    716,499  $   681,185  $   641,694  $  641,378
Long-term debt of subsidiaries                         516,604       527,004      527,064      621,874     626,075
 Total Capitalization                             $  1,257,965  $  1,243,503  $ 1,208,249  $ 1,263,568  $1,267,453
Financial Ratios (percent)
Capitalization at Year-end:
 Common equity                                              59            58           56           51          51
 Long-term debt of subsidiaries                             41            42           44           49          49
  Total Capitalization                                     100           100          100          100         100
Return on common equity at year-end                       10.7          13.7         15.2          9.7        11.6
Gas Sold and Transported (million cubic feet)
Utility Gas Deliveries:
  Sales - Residential                                  119,206       142,837      154,128      130,571     142,876
             Commercial                                 19,501        24,994       27,390       22,079      26,206
             Industrial                                  4,114         5,367        6,803        5,059       7,325
  Transportation (a)                                   104,689       107,530      112,348      106,352     102,023
 Total Utility Deliveries                              247,510       280,728      300,669      264,061     278,430
Diversified Energy Sales                                29,732            60            -            -           -
Number of Customers
 Utility Customers (average)
  Sales - Residential                                  908,025       910,657      910,236      906,881     905,461
             Commercial                                 46,639        50,914       50,719       50,872      50,955
             Industrial                                  3,239         3,708        3,696        3,783       3,927
  Transportation (a)                                    17,934        10,959       11,348       10,934      10,247
 Total Utility Customers                               975,837       976,238      975,999      972,470     970,590
Diversified Energy Customers (year-end)                 19,749            52            -            -           -
Degree Days                                              5,564         6,806        7,080        5,897       6,701
Percent of normal (6,536)                                   85           104          108           90         103

(a) Includes commercial, industrial, and larger residential customers.
(b) See Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) - Net Operating Revenues.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

   In 1998, net income decreased $19.0 million, to $79.4 million, principally a result of weather that was 18 percent warmer than the prior year. Increases in costs associated with outside professional services and advertising expense also contributed to the decline in net income. These effects were offset, in part, by increased earnings from diversified energy subsidiaries, a reduction in the provision for uncollectible accounts, and lower group insurance expense.

   In 1997, net income decreased $5.0 million, to $98.4 million, primarily as a result of decreased gas deliveries due to weather that was four percent warmer than in 1996 and conservation. Also hindering 1997's comparative results were fiscal 1996's gain on the expiration of gas storage contracts, increased computer support services associated with the development of a new customer information system, and increased depreciation and amortization expense. Partially offsetting these effects were a decrease in pension expense (see Note 6A of the Notes to Consolidated Financial Statements), a full year's effect of the utilities' November 1995 rate increases, decreased net interest expense and a tax accrual adjustment.

 A summary of variations affecting income between years is presented below, with explanations of significant differences following:

                                                  Fiscal 1998              Fiscal 1997
                                                   over 1997                over 1996
                                                     Amount                   Amount
                                                    (000's)     Percent      (000's)     Percent
Net operating revenues (a)                        $(29,620)      (5.6)     $(15,699)      (2.9)
Operation and maintenance expenses                  (3,094)      (1.2)      (17,538)      (6.6)
Depreciation, depletion, and amortization expense    3,121        4.2         3,439        4.9
Income taxes                                        (9,951)     (18.2)       (2,025)      (3.6)
Other income and deductions                            753        2.1        (6,163)     (21.3)
Net income                                         (18,981)     (19.3)       (5,034)      (4.9)

(a) See Management's Discussion and Analysis of Results of Operations and Financial Condition -
      Net Operating Revenues. (MD&A)

Net Operating Revenues

   Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. The direct customer purchases have little effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales.
Except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies, changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Item 1 - Competition and Deregulation and Note 1L of the Notes to Consolidated Financial Statements.)
The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes and certain customer charges imposed by the state and various municipalities.

   Since income is not significantly affected by changes in revenue from customers' gas purchases from producers or marketers, rather than from the utility subsidiaries, changes in gas costs (except for the effect of customer conservation that may result from substantial increases in the commodity cost of gas supplies) or changes in revenue taxes and certain customer charges imposed by the state and various municipalities, the following discussion pertains to "net operating revenues" (operating revenues, net of gas costs, revenue taxes and certain customer charges). Peoples Energy (Company) considers net operating revenues to be a more pertinent measure of operating results than gross revenues.

   Net operating revenues decreased $29.6 million, to $502.3 million, in 1998. Natural gas deliveries decreased
33.2 bcf, to 247.5 bcf, due mainly to the effect of El Nino which caused weather to be 18 percent warmer than in 1997 and 15 percent warmer than normal.

In 1997, net operating revenues decreased $15.7 million, to $531.9 million. Natural gas deliveries decreased 20.0 bcf, to
280.4 bcf, primarily due to weather that was four percent warmer than in 1996 and conservation. Net operating revenues decreased approximately $24.2 million ($14.6 million after income taxes) as a result of customer conservation measures and warmer weather. However, a full year's effect of the utilities' rate increases improved net operating revenues by approximately $4.5 million ($2.7 million after income taxes).

  See Other Matters - Operating Statistics for details of selected financial and operating information by gas service classification.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $3.1 million, to $245.3 million, in 1998, due principally to reductions in the provision for uncollectible accounts
($5.1 million), reflecting decreased revenues due to the warmer weather, group insurance expense ($2.8 million), environmental costs recovered through rates ($2.2 million) and pension costs ($2.0 million). These effects were offset in part by increases in the costs of outside professional services ($6.3 million), advertising expenses
($1.6 million), and a prior period adjustment to costs associated with claim settlements ($1.0 million).

   In 1997, operation and maintenance expenses decreased
$17.5 million, to $248.4 million, due chiefly to an $18.6 million decrease in pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions (see Note 6A of the Notes to Consolidated Financial Statements), lower reengineering expenses ($2.5 million), reductions in costs associated with liability insurance premiums and claim settlements ($2.3 million), and group insurance expense
($1.7 million). These decreases were partially offset by an increase in payments for outside professional services
($3.7 million) and higher administrative and general expenses.

Depreciation, Depletion, and Amortization Expense

   Depreciation, depletion, and amortization expense increased $3.1 million, to $77.2 million, and $3.4 million, to $74.1 million, in 1998 and 1997, respectively, due primarily to depreciable property additions.

Income Taxes

   Income taxes, exclusive of the $480,000 included in other income and deductions, decreased $10.0 million, to $44.6 million, in 1998, due primarily to lower pre-tax income.

   In 1997, income taxes, exclusive of the $1.8 million included in other income and deductions, declined $2.0 million, to $54.6 million, due to a tax accrual adjustment.

Other Income and Deductions

   In 1998, other income and deductions decreased $753,000 from the prior period, due principally to an increase in the allowance for funds used during construction, offset, in part, by decreased miscellaneous interest revenues and higher interest expense.

   In 1997, other income and deductions increased $6.2 million from the prior year, due primarily to the prior period's gain associated with the expiration of natural gas storage contracts. Partially offsetting this increase were reductions in interest expense on long-term debt, resulting from the utility subsidiaries' early redemption of first mortgage bonds, and on amounts refunded to customers.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position, and coverage ratios.

Accounting Standards.  The Company adopted Statement of
Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," Statement of Position (SOP) 96-1,
"Environmental Remediation Liabilities," and SOP 98-5,
"Reporting on the Costs of Start-Up Activities," in fiscal
1998. (See Notes 1P and 5 of the Notes to Consolidated
Financial Statements.)

   In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

   Changes in the fair value of derivatives must be recognized in current period earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, gains and losses on derivatives, generally, will offset the related effects of the hedged items in the current period's income statement. SFAS No.
133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly.
The Company expects to designate its derivative instruments as fair value hedges. The statement must be adopted no later then the Company's fiscal year 2000. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

Large-Volume Gas Service Agreements.  Peoples Gas and North
Shore Gas have entered into gas service contracts with certain large volume customers under specific rate schedules approved by the Commission. These contracts were negotiated to overcome the potential threat of bypassing the utilities' distribution systems. The impact on the net income of Peoples Gas and North Shore Gas as a result of these contracts is not material.

Small-Volume Transportation Service. On June 25, 1997, the Commission allowed Riders SVT and AGG to go into effect for Peoples Gas, thus initiating a two-year pilot program designed to provide transportation service to certain small-volume industrial and commercial customers of the utility as well as to some of its large residential customers. The Commission also ordered a concurrent investigation of the program to ascertain if program adjustments or revisions are required. By order dated August 12, 1998, the Commission found that, with the exception of one minor modification agreed to by Peoples Gas, no revisions were required.

Fixed Gas Charge Filing. On October 26, 1998, Peoples Gas and North Shore Gas made filings with the Commission under which the price for natural gas would be set at a fixed level for at least the next five years. By eliminating the monthly price fluctuations, Peoples Gas and North Shore Gas could shield customers from price increases, although gas bills would still reflect customers' increased usage during colder weather. As Peoples Gas and North Shore Gas would assume and manage this risk, they would have an opportunity to earn a profit on this initiative. (See Item 1 -
Competition and Deregulation.)

Investment  in  Diversified  Energy  Businesses.   The
Company   has   a financial  goal  to  earn  25% of its
earnings from diversified energy businesses by the end of 2002.

  In accordance with this goal, during 1998, Peoples Energy Production entered into a commitment to invest up to $30 million in a limited partnership formed by EnerVest Energy Partners to acquire, develop, manage, and optimize a portfolio of U.S. and Canadian oil and gas properties and invested an additional $15 million to acquire a portfolio of oil and gas properties in the U.S.

   Peoples Energy Resources entered into a commitment with Dominion Energy to develop and operate a jointly-owned 600 megawatt electric generating peaking facility. The total cost of the project is $206 million and the facility is scheduled to be in operation by June 1999.

 In fiscal 1998, Peoples Energy Services expanded its gas marketing customer base by buying the contract portfolios of various marketers, achieving a significant number of customers in gas utility pilot programs and improving direct sales efforts.

Operating Statistics. The following table represents gas distribution margin components:

For fiscal years ended September 30,           1998                1997                1996
Net Operating Revenues (thousands):
  Utility Operating Revenues
    Sales Residential                      $ 780,188           $ 941,564           $ 883,100
          Commercial                         112,166             146,864             141,594
          Industrial                          20,947              28,969              32,075
                                             913,301           1,117,397           1,056,769

    Transportation
       Residential                            35,833              36,806              37,133
       Commercial                             47,557              47,655              51,251
       Industrial                             27,271              30,967              36,059
       Contract Pooling                        9,371              17,742               4,433
       Other                                     758                 400                   -
                                             120,790             133,570             128,876

    Other                                     15,734              15,265              13,032
  Diversified Energy Revenues                 88,232               7,457                   -
Total Operating Revenues                   1,138,057           1,273,689           1,198,677
Less- Gas Costs                              526,983             615,534             529,875
    - Revenue Taxes                          100,846             126,224             121,172
    - Other (a)                                7,917                   -                   -
Net Operating Revenues                     $ 502,311           $ 531,931           $ 547,630

Utility Gas Deliveries (MDth):
  Sales - Residential                        119,206             142,837             154,128
          Commercial                          19,501              24,994              27,390
          Industrial                           4,114               5,367               6,803
                                             142,821             173,198             188,321

  Transportation (b)
          Residential                         24,854              27,909              26,521
          Commercial                          39,798              40,480              42,461
          Industrial                          40,037              38,907              43,366
          Other                                    -                 234                   -
                                             104,689             107,530             112,348

  Total Utility Deliveries                   247,510             280,728             300,669

Diversified Energy Sales (MDth)               29,732                  60                   -



(a) See Management's Discussion and Analysis of Results of
Operations and Financial Condition - Net Operating
Revenues.
(b) Volumes associated with contract pooling service are included in the respective customer classes.

LIQUIDITY

Source of Funds. The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet its capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

   Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on capital market conditions and capital structure considerations.

Credit Lines. The Company has lines of credit of $170.0 million. At September 30, 1998, the Company had unused credit available from banks of $169.3 million. The utility subsidiaries have lines of credit of $129.4 million. At
September 30, 1998, the utility subsidiaries had unused credit available from banks of $120.4 million. (See Note
11 of the Notes to Consolidated Financial Statements.)

Cash Flow Activities. Net cash provided by operating activities decreased $8.0 million in fiscal 1998, primarily due to changes in deferred assets and prepayments. These items were partially offset by changes in deferred credits and net receivables.

    In 1997, net cash provided by operating activities increased by $69.1 million, due chiefly to changes in other assets, gas costs refundable, and net receivables. Partially offsetting these items were changes in accounts payable and gas in storage.

   Net cash used in investing activities for 1998 and 1997 largely represents the level of capital expenditures and investments for both utility and diversified energy subsidiaries in the respective years.

   Both in fiscal 1998 and fiscal 1997, net cash used in financing activities reflects dividends paid to common stockholders and the issuance of new shares of common stock through the direct purchase and investment plan.

Indenture Restrictions. North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September
30, 1998, such restrictions amounted to $11.6 million of North Shore Gas' total retained earnings of $70.0 million.
(See Note 3 of the Notes to Consolidated Financial
Statements.)

Interest Coverage. The fixed charges coverage ratios for both Peoples Gas and North Shore Gas for fiscal 1998, 1997, and 1996 are as follows:

                    1998    1997    1996
Peoples Gas         4.15    5.01    4.84
North Shore Gas     5.07    5.74    5.62


   The decrease in the ratios for both companies in 1998 reflects lower pre-tax income, primarily due to warmer weather. The increase in the ratio for fiscal year 1997 for each Company is due to lower interest expense on amounts refundable to customers and on long-term debt. The ratio for fiscal year 1996 for each Company reflects the redemption of long-term debt and higher pre-tax income resulting from colder weather and the Commission-approved rate increases.

Debt Ratings. The Company was assigned corporate credit ratings of A2 by Moody's Investors Service and A+ by Standard & Poor's Corporation. The commercial paper ratings are A-1 and P-1, respectively.

   The long-term debt of both utility subsidiaries is rated
Aa2 by Moody's Investors Service and AA- by Standard &
Poor's Corporation. Moody's upgraded its ratings from Aa3 in November 1997. Standard & Poor's Corporation last changed its ratings in 1985. The commercial paper of both utilities has the top rating from the major rating agencies.

Environmental Matters. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 2A of the Notes to Consolidated
Financial Statements.)

     In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
(CERCLA), for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore
Gas filed a declaratory judgment action in the District
Court for the Northern District of Illinois asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. In 1997, the District Court granted
North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. On August 5, 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the
District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site. (See Note 2B of the Notes to Consolidated Financial Statements.)

   On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges violations of certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois, in June 1992 when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company.
North Shore Gas is contesting this suit. (See Note 2C of the Notes to Consolidated Financial Statements.)

Year  2000.   The  Company began its efforts to assess  the
Year  2000 compliance  of  its  mainframe computer systems
in  March  1996.   The Company  has  since developed a
comprehensive Year 2000 readiness  plan that  incorporates
all of its information technology systems, including
computer  hardware  and software, and its embedded  systems
equipment, including  telecommunications equipment.   The
plan  also  includes  a review  by the Company of the Year
2000 compliance efforts of  its  key suppliers  and
customers  and  Year 2000  contingency  planning.   The
Company-wide Year 2000 effort includes the Company's wholly owned subsidiaries, as well as various joint ventures.

   For all internal information technology systems developed by the Company, Year 2000 compliance efforts proceed through the following phases: inventory, assessment, remediation, testing, and implementation.
Rather than completing each phase for all systems prior to proceeding to the next phase, the Company progresses through all phases on a system-by-system basis, gradually implementing each fully-compliant system.

   The Year 2000 compliance phases utilize a combination of consultants and employees of the Company's subsidiaries.
Once a fully-tested application has been implemented, Company employees follow established procedures to maintain the compliance of the implemented systems. The Company also has retained a quality assurance expert to ensure that any subsequent modifications to the application do not impact its compliant status.

   As of September 30, 1998, 18 of the Company's 37 mainframe applications have been fully remediated, tested and implemented, two are in the testing phase, and nine have been (or are in the process of being) eliminated. The eight remaining mainframe applications are scheduled to be replaced by the Company's new mainframe customer information system and are not expected to be remediated. Additionally, 36 mainframe system modules have been remediated and are now in the testing phase. Many of the Company's nonmainframe applications, spreadsheets and interfaces have also reached the implementation stage;
and most others are in the remediation phase. The Company expects to implement all critical internal systems (other than the customer information system to be used by Peoples Gas and North Shore Gas) by no later than March 31, 1999; complete implementation of all non-critical internal systems by April 30, 1999; and complete installation and testing of the customer information system by the end of fiscal year 1999.

   As part of its Year 2000 Project, the Company has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of September 30, 1998, the Company has received responses from 85% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. The Company also plans to have certain products, such as its desktop computer inventory, compliant-tested in order to minimize the risks associated with reliance on vendor representations.

 The Company is in the process of determining whether its embedded systems equipment is Year 2000 compliant. It has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities. The Company has also contracted with a consultant that has significant utility and engineering expertise to assist with the embedded systems efforts. The Company is currently in the process of determining the Year 2000 compliance status of the inventory and expects to complete this assessment by January 1999. During the assessment phase, the Company will also begin testing, repairing or replacing any critical equipment identified as not Year
2000 compliant. The Company's timetable for implementing compliant equipment will depend on the availability of compliant equipment.

   The Company currently has a written conceptual contingency plan to address risks to the Company created by the Company's or third parties' systems and embedded technology that are not Year 2000 compliant. It has engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures in the area of embedded systems equipment. These plans are scheduled to be completed by December 1998. The Company also plans to further develop its contingency plans with respect to information technology-related failures and critical supplier failures.

   The Company has contacted key suppliers to determine their Year 2000 compliance efforts. It has received written assurances from many key suppliers that they are making the necessary Year 2000 efforts, and it is in the process of following up with other key suppliers that did not respond to written inquiries.

   Essential elements of the Company's business are dependent on certain key third parties (for example, pipeline suppliers, banks, electric utilities and telecommunication companies). A material failure by any such key third party could significantly disrupt the Company's business. The Company is in the process of detailing and finalizing contingency plans to address potential disruptions that may be caused by third parties.

   The Company currently estimates that it will incur expenses of approximately $1.6 million through fiscal year
1999 to complete its Year 2000 compliance efforts, in addition to the $4.0 million already incurred through September 30, 1998. This estimate does not include costs to repair or replace critical embedded systems equipment that is non-compliant, which has yet to be determined.
Management does not expect the cost of the Company's Year
2000 compliance efforts to have a material adverse impact on the financial position or results of operations of the Company.

Market Risk Management. The Company uses market risk sensitive financial instruments, including futures, forward contracts, and derivatives such as swaps and options, to manage its exposure to certain commodity price risks in its operations. These risks occur because of the changing prices of natural gas, crude oil, ethane, and propane. The
Company's policy for risk management activities stipulates that such financial instruments are only to be used for hedging purposes. (See Note 1N of the Notes to Consolidated Financial Statements.) The Company monitors and controls derivative positions using a mark-to-market analysis. A sensitivity analysis has been prepared to estimate the Company's price exposure to the market risk of its natural gas commodity financial instruments. As of September 30, 1998, a 10% adverse movement in current prices would have reduced future earnings before income taxes by approximately $240,000.

   The Company's utility subsidiaries are not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges. (See Item 1 -
Competition and Deregulation and Note 1L of the Notes to Consolidated Financial Statements.)

   In connection with the Company's diversified energy subsidiaries, investments are subject to a thorough analysis of related market risk and an acceptable plan for each investment is formulated to manage this risk. After a risk management program for the investment is approved, both operating unit and senior Company management are kept apprised of any remaining market risk through daily mark-to-market reports.

   During fiscal year 1998, Peoples Energy Production acquired natural gas and crude oil producing properties.
Using swaps and futures, over 50% of the first two years' production was hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities.
Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal gain in value resulting from the financial transaction. As of September 30, 1998, the exposure from non-hedged production was immaterial to the consolidated financial statements.

   Peoples Energy Resources and Peoples Energy Services sell fixed price and capped price products. Both companies reduce risk through the use of fixed price supplier contracts and storage assets. As of September 30, 1998, exposure from these activities was not material.

   The Company is also exposed to credit risk when a hedging transaction counter party or supplier defaults upon a contract to pay for or deliver product at an agreed-upon price. To mitigate this risk, the Company has established procedures to determine and monitor the creditworthiness of counter parties.

   Transactions are executed only with counter parties having strong credit ratings. Controls are also in place to limit dollar exposure and transaction term based upon creditworthiness. The Company does not expect any of the counter parties to fail to meet their contractual obligations with these controls in place.

 The Company's utility subsidiaries utilize long-term debt as a primary source of capital. Both variable and fixed rate debt instruments are utilized. The variable interest rate on the debt adjusts to reflect current market conditions annually on December 1. Subject to certain restrictions on optional redemptions, the fixed rate debt instruments can be refinanced at lower interest rates if the Company deems it to be economical. (See Note 12 of the Notes to Consolidated Financial Statements.)


CAPITAL RESOURCES

Capital Spending. Capital expenditures and investments in diversified energy businesses (capital spending) totaled
$142.7 million in 1998, $95.7 million in 1997, and $88.4
million in 1996.

   Capital spending for fiscal 1998 increased $47.0 million from fiscal 1997. The change is primarily attributable to $38.0 million in investments in diversified energy projects, primarily consisting of $15.5 million for an electric generating peaking facility and $16.0 million for oil and gas producing properties. Another $10.0 million increase was attributable to Peoples Gas' new customer information system.

  In fiscal 1997, capital spending increased $7.3 million from 1996, resulting from an increase of $12.6 million for the new customer information system.

   Capital spending for fiscal 1999 is expected to be about
$199.0 million, an increase of $56.3 million from the 1998 level. The estimate of expenditures for 1999 includes
$18.7 million for the new customer information system, $15.3 million for Peoples Gas' remote automated meter reading project, and $84.9 million for diversified energy projects.

   Pursuant to notice given to the trustee of the City of Joliet 1984 Series C Bonds, due October 1, 1999, which were secured by Peoples Gas' Adjustable-Rate First and Refunding
Mortgage Bonds, Series W, these bonds were redeemed on October 1, 1998. There are no sinking fund requirements for long-term debt due in fiscal 1999. (See Notes 12A and 12B of the Notes to Consolidated Financial Statements.)

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

   The capital needs of the Company's diversified energy subsidiaries have been met with periodic equity infusions.

   The Company intends to increase its commitments to diversified energy businesses. Capital needs for future investments will be met through additional equity investments by the Company, through loans from the Company to its diversified energy subsidiaries and through project financing. To fund such potential investments, the Company has established a $150 million commercial paper program.

Forward-Looking Information. The MD&A contains statements that may be considered forward-looking, such as the statement of the Company's financial goal regarding diversified energy earnings, the effect of weather on net income, cash position and coverage ratios, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the utility subsidiaries, environmental matters, and the discussion concerning Year 2000 compliant systems.
These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

"    The future health of the U.S. and Illinois economies.

" The timing and extent of changes in energy commodity prices and interest rates.

" Litigation concerning North Shore Gas' liability for CERCLA response costs relating to a former mineral processing site in Denver, Colorado.

" Regulatory developments in the U.S., or in Illinois and other states where the Company has investments.

" Changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors.

"     The   Company's   success  in  identifying
      diversified energy opportunities on financially acceptable terms and generating earnings from investments in a reasonable time.

" The ability of various vendors and others with whom the Company interacts to complete Year 2000 systems modification efforts on a timely basis and in a manner that allows them to continue normal business transactions with the Company without disruption.

 Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition and Deregulation," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply" in Item 1 - Business. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forwardlooking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management," and Note 1N of the Notes to Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                           Page
Statement of Management's Responsibility                   24

Report of Independent Public Accountants                   25

Consolidated Statements of Income for fiscal years ended
  September 30, 1998, 1997, and 1996                       26

Consolidated Statements of Retained Earnings for
fiscal
  years ended September 30, 1998, 1997, and 1996           26

Consolidated Balance Sheets at September 30, 1998
and 1997                                                   27

Consolidated Capitalization Statements at
  September 30, 1998 and 1997                              28

Consolidated Statements of Cash Flows for fiscal
  years ended September 30, 1998, 1997, and 1996           29

Notes to Consolidated Financial Statements                 30


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

  The Audit Committee of the Board of Directors, comprised of five outside directors, meets periodically with management, the internal auditors, and Arthur Andersen LLP, jointly and separately, to ensure that appropriate responsibilities are discharged. These meetings include discussion and review of accounting principles and practices, internal accounting controls, audit results, and the presentation of financial information in the annual report.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Shareholders of Peoples Energy Corporation:
   We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation (an Illinois corporation) and subsidiary companies at September 30, 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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






                                        /s/ Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP



Chicago, Illinois
October 30, 1998

CONSOLIDATED STATEMENTS OF INCOME
                                                                                    Peoples Energy Corporation
For fiscal years ended September 30,                                                     1998            1997             1996
                                                                          (Thousands, except per-share amounts)
Operating Revenues:
Gas sales                                                                            $ 999,066      $1,124,831       $1,056,769
Transportation                                                                         120,790         133,570          128,876
Other                                                                                   18,201          15,288           13,032
Total Operating Revenues                                                             1,138,057       1,273,689        1,198,677
Operating Expenses:
Gas costs                                                                              526,983         615,534          529,875
Operation                                                                              201,301         200,796          220,318
Maintenance                                                                             44,027          47,626           45,642
Depreciation, depletion, and amortization (see Note 1G)                                 77,195          74,074           70,635
Taxes- Income                                                                           44,644          54,595           56,620
     - State and local revenue                                                         100,846         126,224          121,172
     - Other                                                                            29,252          21,297           22,001
Total Operating Expenses                                                             1,024,248       1,140,146        1,066,263
Operating Income                                                                       113,809         133,543          132,414
Other Income and (Deductions):
Interest income                                                                          3,724           5,410            5,397
Allowance for funds used during construction                                             1,579             267               23
Interest on long-term debt of subsidiaries                                             (35,757)        (35,722)         (37,826)
Other interest expense                                                                  (3,435)         (2,753)          (5,114)
Income taxes                                                                              (480)         (1,840)          (5,839)
Miscellaneous - net (see Note 9)                                                           (17)           (501)          14,383
Total Other Income and Deductions                                                      (34,386)        (35,139)         (28,976)
Net Income                                                                           $  79,423      $   98,404       $  103,438
Earnings Per Share of Common Stock - Basic and Diluted (see Note 5)                  $    2.25      $     2.81       $     2.96
Average Shares of Common Stock Outstanding                                              35,257          35,000           34,942


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                                                    Peoples Energy Corporation
For fiscal years ended September 30,                                                     1998            1997             1996
                                                                                     (Thousands)
Balance at Beginning of Year                                                         $ 434,652      $  403,304       $  364,581
      Add - Net Income                                                                  79,423          98,404          103,438
      Deduct - Dividends declared on common stock of $1.91
         $1.87, and $1.83 per share, respectively                                       67,373          65,460           63,954
   Increase/(decrease) - Additional minimum liability for non-qualified
      pension plan, net of tax                                                             968          (1,596)            (761)
Balance at End of Year                                                               $ 447,670      $  434,652       $  403,304


 The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS

                                                                                            Peoples Energy Corporation
At September 30,                                                                                 1998               1997
                                                                                             (Thousands)
Assets
Capital Investments:
Property, plant and equipment, at original cost                                             $2,209,957         $2,117,509
Less - Accumulated depreciation                                                                763,296            715,279
Net property, plant and equipment                                                            1,446,661          1,402,230
Other investments                                                                               43,707             16,305
Total Capital Investments - Net                                                              1,490,368          1,418,535

Current Assets:
Cash and cash equivalents                                                                       10,622             33,298
Temporary cash investments                                                                       4,393             15,900
Special deposit                                                                                  1,443                  -
Receivables -
   Customers, net of allowance for uncollectible
       accounts of $23,395 and $29,895, respectively                                            54,091             72,290
   Other                                                                                        27,662             39,182
Accrued unbilled revenues                                                                       23,477             22,742
Materials and supplies, at average cost                                                         18,246             19,386
Gas in storage (see Note 1J)                                                                    90,790             77,843
Gas costs recoverable through rate adjustments                                                   4,462              5,164
Regulatory assets of subsidiaries (see Note 1H)                                                  7,858             15,460
Prepayments                                                                                     71,114             42,902
Total Current Assets                                                                           314,158            344,167
Other Assets:
Non-current regulatory assets of subsidiaries (see Note 1H)                                     76,564             38,676
Deferred charges                                                                                23,410             19,427
Total Other Assets                                                                              99,974             58,103
Total Assets                                                                                $1,904,500         $1,820,805


Capitalization and Liabilities
Capitalization (see Consolidated Capitalization Statements)                                 $1,257,965         $1,243,503
Current Liabilities:
Interim loans of subsidiaries                                                                    8,900              2,810
Accounts payable                                                                               123,383            134,870
Dividends payable on common stock                                                               16,977             16,479
Customer gas service and credit deposits                                                        48,942             45,386
Sinking fund payments, maturities, and redemptions, due within one year -
   Long-term debt of subsidiaries                                                               10,400                  -
Accrued taxes                                                                                   24,983             20,645
Gas sales revenue refundable through rate adjustments                                           11,028             14,894
Accrued interest                                                                                10,821             10,800
Total Current Liabilities                                                                      255,434            245,884
Deferred Credits and Other Liabilities:
Deferred income taxes - primarily accelerated depreciation (see Note 7C)                       270,730            249,178
Investment tax credits being amortized over
   the average lives of related property                                                        32,387             33,942
Other                                                                                           87,984             48,298
Total Deferred Credits and Other Liabilities                                                   391,101            331,418
Total Capitalization and Liabilities                                                        $1,904,500         $1,820,805

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED CAPITALIZATION STATEMENTS


At September 30,                                                                           1998                  1997

                                                                                          (Thousands)
Common Stockholders' Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding 35,401,992 and 35,069,517 shares, respectively                         $  293,691            $  281,847
Retained earnings (see Consolidated Statements
   of Retained Earnings)                                                                 447,670               434,652
Total Common Stockholders' Equity                                                        741,361               716,499

Long-Term Debt:
Exclusive of sinking fund payments and maturities
   due within one year
The Peoples Gas Light and Coke Company
   First and Refunding Mortgage Bonds -
      Adjustable-Rate Series W (3.875% through
         September 30, 1998 and 3.95% through
         September 30, 1997), redeemed October 1, 1998 (see Note 12A)                          -                10,400
      6.875% Series X, due March 1, 2015                                                  50,000                50,000
      7.50% Series Y, due March 1, 2015                                                   50,000                50,000
      7.50% Series Z, due March 1, 2015                                                   50,000                50,000
      8.10% Series BB, due May 1, 2020                                                    75,000                75,000
      6.37% Series CC, due May 1, 2003                                                    75,000                75,000
      5-3/4% Series DD, due December 1, 2023                                              75,000                75,000
      Adjustable-Rate Series EE (3.90% and 3.70% through
         November 30, 1998 and November 30, 1997, respectively),
         due December 1, 2023 (see Note 12A)                                              27,000                27,000
      6.10% Series FF, due June 1, 2025                                                   50,000                50,000
North Shore Gas Company
   First Mortgage Bonds -
      8% Series J, due November 1, 2020                                                   24,699                24,699
      6-3/8% Series K, due October 1, 2022                                                24,905                24,905
      6.37% Series L, due May 1, 2003                                                     15,000                15,000
Total Long-Term Debt                                                                     516,604               527,004
Total Capitalization                                                                  $1,257,965            $1,243,503

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


For fiscal years ended September 30,                                      1998          1997           1996
                                                                       (Thousands)
Operating Activities:
Net Income                                                             $ 79,423      $ 98,404       $103,438
Adjustments to reconcile net income to net cash:
  Depreciation, depletion, and amortization                              77,195        74,074         70,635
  Deferred income taxes and investment tax credits - net                 24,094        16,449         13,669
  Change in deferred credits and other liabilities                       35,589         6,076         20,324
  Change in deferred charges                                            (47,484)        1,430        (27,131)
  Other                                                                       -             -             85
  Change in current assets and liabilities:
    Receivables - net                                                    29,719       (10,398)       (41,766)
    Accrued unbilled revenues                                              (735)        6,572         (8,147)
    Materials and supplies                                                1,140        (3,258)           338
    Gas in storage                                                      (12,947)      (12,340)        35,044
    Gas costs recoverable                                                   702        14,756        (13,715)
    Regulatory assets                                                     7,601        26,820        (29,722)
    Prepayments                                                         (28,212)      (30,615)        (9,985)
    Accounts payable                                                    (11,487)      (13,102)        45,595
    Customer gas service and credit deposits                              3,556         2,996          1,813
    Accrued taxes                                                         4,338       (12,177)         4,661
    Gas sales revenue refundable                                         (3,866)          973        (65,581)
    Accrued interest                                                         21             4         (2,001)
Net Cash Provided by Operating Activities                               158,647       166,664         97,554

Investing Activities:
Capital expenditures of subsidiaries                                   (116,192)      (89,404)       (85,620)
Other assets                                                                225           584         11,887
Capital investments                                                     (26,479)       (6,344)        (2,827)
Special deposit                                                          (1,443)            -              -
Other temporary cash investments                                         11,507       (15,000)           200
Net Cash Used in Investing Activities                                  (132,382)     (110,164)       (76,360)

Financing Activities:
Interim loans of subsidiaries - net                                       6,090           185          1,725
Trust fubond redemption                                                       -             -            237
Retirement of long-term debt of subsidiaries                                  -           (60)       (98,810)
Dividends paid on common stock                                          (66,875)      (65,063)       (63,583)
Proceeds from issuance of common stock                                   11,844         3,966            768
Net Cash Used in Financing Activities                                   (48,941)      (60,972)      (159,663)

Net Increase (Decrease) in Cash and Cash Equivalents                    (22,676)       (4,472)      (138,469)
Cash and Cash Equivalents at Beginning of Year                           33,298        37,770        176,239
Cash and Cash Equivalents at End of Year                               $ 10,622      $ 33,298       $ 37,770

The Notes to Consolidated Financial Statements are an integral part of these statements.



                      Peoples Energy Corporation


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1A     Principles of Consolidation

  All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments and partnerships for which the Company's subsidiaries have at least a 20% interest, but less than a majority ownership are accounted for under the equity method. Certain items previously reported for years prior to 1998 have been reclassified to conform with the current-year presentation.

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

1C     Concentration of Credit Risk

  Peoples Gas provides natural gas service to approximately 833,000 customers within the City of Chicago. North Shore Gas provides natural gas service to about 143,000 customers within approximately 275 square miles in northeastern Illinois. Peoples Energy Services, the Company's retail gas marketing subsidiary, sells natural gas to approximately 20,000 customers in northern Illinois. Credit risk for each Company is spread over a diversified base of residential, commercial, and industrial customers.

  Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

1D     Revenue Recognition

  Gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month.

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

1G     Depreciation, Depletion and Amortization

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

  In the case of oil and gas producing properties, the Company is amortizing the capitalized costs on an overall units-of-production method based on total estimated proved oil and gas reserves. The fiscal 1998 rate of depletion was $1.23 per equivalent Mcf unit of production.

  Other diversified energy depreciable property is amortized over its estimated useful lives; gains and losses are recognized at the time of sale or disposition.

  The provision for depreciation, expressed as an annual percentage of original cost of depreciable property, is as follows:

For fiscal years ended     1998     1997     1996
September 30,

Peoples Gas                 3.7%     3.7%     3.6%
North Shore Gas             3.1      3.1      3.1
Diversified Energy          9.5      6.2       --
Consolidated                3.6      3.6      3.5

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

   The following regulatory assets of subsidiaries were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30, 1998 and 1997:

                                                            1998          1997
                                                               (Thousands)

Environmental costs, net of recoveries (see Note 2A)      $60,675       $17,720
Transition costs from pipeline supplier                         -         8,343
Income tax (see Note 1I)                                    9,131         7,146
Discount, premium, expenses, and loss on reacquired bonds   2,660         3,022
SNG plant                                                  11,929        17,543
Other                                                          27           362
Total regulatory assets of subsidiaries                   $84,422       $54,136


1I Income Taxes

   The Company follows the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 7C.)

   Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 1998 and 1997, net regulatory income tax assets recorded in Other Assets amounted to $9.1 million and $7.1 million, respectively, while net regulatory income tax liabilities recorded in Other Liabilities equaled $5.0 million and $5.2 million, respectively.

   Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

1J Gas in Storage

   Storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage for the utilities are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1998 and 1997 exceeded the LIFO cost by approximately $99.0 million and $112.0 million, respectively. Certain diversified energy subsidiaries account for gas in inventory using the first-in, first-out (FIFO) method. The volumes of gas and the associated costs involved are not material.

1K Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

   Income taxes and interest paid (excluding capitalized interest) were as follows:

For fiscal years ended      1998      1997      1996
September 30,
                                  (Thousands)

Income taxes paid         $19,832    $55,037    $44,187
Interest paid              36,306     36,906     41,386

1L Recovery of Gas Costs

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

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding Peoples Gas and North Shore Gas for fiscal years 1997 and 1998, are currently pending before the Commission. (See Item 1 - Competition and Deregulation.)

1M Recovery of Costs of Environmental Activities Relating to Former Manufactured Gas Operations

   Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. No such proceedings are currently pending before the Commission.

1N Hedging Activities

   The Company has a formal risk management policy that monitors and controls the execution, recording and reporting of derivative instruments. The intent of the policy is to utilize risk management activities solely to minimize risk, and not for any speculative purpose. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and/or volume fluctuations related to its business activities, including price risk related to the geographic location of the commodity (basis risk).

   The Company accounts for all derivative transactions through hedge accounting. All derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized in the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of September 30, 1998, the Company had open derivative financial instruments representing hedges of natural gas production of 1.0 Bcf. At September 30, 1998, the Company had deferred gains of $13,000 on the Consolidated Balance Sheet.

1O Oil and Gas Exploration and Production Properties

   For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the Securities and Exchange Commission. Under the full-cost method, all costs directly associated with acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment of the assets is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow. At September 30, 1998, there was no such charge to income.

1P Accounting Standards

   The Company adopted SFAS No. 128, "Earnings per Share" in fiscal 1998. This statement simplifies the calculation of earnings per share
(EPS) and increases conformity to international standards. Under SFAS No. 128, primary EPS is replaced by "basic" EPS, which excludes the effects of any dilution. It is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Previous periods have been restated to reflect adoption of this standard. (See Note 5.)

   The Company also adopted SOP 96-1, "Environmental Remediation Liabilities" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." The application of the statements did not have a material effect on the Company's financial condition or results of operations in fiscal 1998.


2.  ENVIRONMENTAL MATTERS

2A Former Manufactured Gas Plant Operations

   The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Three of the Manufactured Gas Sites are discussed in more detail below. Peoples Gas and North Shore Gas, under the supervision of the IEPA, are conducting investigations of an additional 31 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1998, the total of the costs deferred by the subsidiaries, net of recoveries and amounts billed to other entities, was $60.7 million. This amount includes the Company's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by the Company and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from their insurance carriers. Accordingly, the costs deferred at September 30, 1998 have not been reduced to reflect recoveries from insurance carriers.

   The Company believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At September 30, 1998, the subsidiaries had recovered $13.8 million of such costs through rates.

2B Former Mineral Processing Site in Denver, Colorado

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

   North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asks the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site.

   On August 5, 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site.

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

2C Gasoline Release in Wheeling, Illinois

   In June 1995, North Shore Gas received a letter from the IEPA informing North Shore Gas that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois, in June 1992, when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is contesting this suit. The Company believes that a substantial portion of any costs incurred by North Shore Gas in connection with this matter are recoverable from its insurance carrier. Accordingly, management does not believe the outcome of this matter will have a material adverse effect on financial position or results of operations of the Company or North Shore Gas.


3.  COVENANTS REGARDING RETAINED EARNINGS

   North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1998, such restrictions amounted to $11.6 million of North Shore Gas' total retained earnings of $70.0 million.

4.  LONG-TERM LEASE

   Peoples Gas has entered into a long-term operating lease for its headquarters office which expires in 2008. The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates two percent each year through 2003. Base rent in 2004 will be approximately $3.6 million with annual increases of two percent each year through 2008.

   Rental expenses for the headquarters office were $6.5 million, $6.4 million, and $6.5 million for fiscal years 1998, 1997, and 1996, respectively.


5.  EARNINGS PER SHARE

   In fiscal 1998 the Company adopted SFAS No. 128, "Earnings Per Share." The statement simplifies the methodology for computing both basic and diluted earnings per share. The only difference in the two methods for computing the Company's per share amounts is attributable to stock options outstanding under the Long-Term Incentive Compensation Plan (LTIC). The effect of the stock options was determined using the treasury stock method. Consolidated net income as reported was not affected. Shares used to compute diluted earnings per share are as follows:


                          Average Common Stock Shares
Fiscal Years                1998       1997       1996
                          (Thousands)

As reported shares         35,257     35,000     34,942
Effects of options             19         26         25
Diluted shares             35,276     35,026     34,967

   Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.


6.  RETIREMENT AND POSTEMPLOYMENT BENEFITS

6A Pension Benefits

 The Company and its subsidiaries participate in two defined benefit pension plans covering substantially all employees.
These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. Participating companies make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law.

   The Company also has non-qualified pension plans that provide certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

  Net pension cost for all plans for fiscal 1998, 1997, and 1996 included the following components:


                                             1998        1997       1996
                                                  (Millions)

Service cost - benefits earned during year   $ 11.1      $ 11.7      $13.7
Interest cost on projected benefit obligation  27.8        29.4       32.6
Actual return on plan assets (gain)          (111.4)     (110.0)     (68.8)
Net amortization and deferral                  61.5        60.2       22.1
Settlement accounting                         (17.7)      (18.0)      (7.7)
Net pension cost (credit)                    $(28.7)     $(26.7)     $(8.1)



In 1998, 1997, and 1996, the Company recognized net gains of $17.7 million, $18.0 million, and $7.7 million, respectively, from the settlement of portions of pension plan obligations.

     In 1998 a special benefit cost of $1.2 million was recognized to reflect the cost of an accelerated pension payout to certain former employees.

   The calculation of pension cost assumed a long-term rate of return on assets of 9.0 percent for 1998 and 1997, and
8.5 percent for 1996. The settlement accounting cost for all years was determined using a discount rate of 7.5 percent and assumed future compensation increases of 4.5 percent per year.

The following table shows the estimated funded status of the Company's pension plans at September 30, 1998 and 1997:


                                                                1998       1997
                                                                  (Millions)

Plan assets at market value                                    $673.2   $579.0
Actuarial present value of plan benefits:
  Vested                                                        284.5    265.1
  Non-vested                                                     43.0     33.6
Accumulated benefit obligation                                  327.5    298.7
Effect of projected future compensation increases                94.5     81.8
Projected benefit obligation                                    422.0    380.5
Excess of plan assets over projected benefit obligation         251.2    198.5
Less:
  Unrecognized transition asset                                  14.7     18.7
  Unrecognized prior service cost                                (5.3)    (5.8)
  Unrecognized net gain                                         176.5    150.8
Non-qualified plan contributions: 7-1-98 to 9-30-98               0.3      1.5
Recognition of non-qualified plan additional minimum liability   (2.9)    (4.6)
Accrued pension asset                                          $ 62.7   $ 31.7


   The projected benefit obligation and plan assets at September 30, 1998 and 1997, are based on a July 1 measurement date, using a discount rate of 7.0 percent for 1998 and 7.5 percent for 1997 and assumed future compensation increases of 4.5 percent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

6B Other Postretirement Benefits

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

   Net postretirement benefit cost for all plans for fiscal
1998, 1997, and 1996 included the following components:


                                             1998    1997    1996
                                                (Millions)

Service cost - benefits earned during year   $ 3.5   $ 3.2   $ 3.4
Interest cost on projected benefit obligation  8.6     8.6     7.8
Actual return on plan assets (gain)           (9.5)   (6.7)   (3.1)
Amortization of transition obligation          4.9     4.9     4.9
Net amortization and deferral                  4.8     3.4     1.2
Net postretirement benefit cost              $12.3   $13.4   $14.2



  The calculation of postretirement benefit cost assumed a long-term rate of return on assets of 9.0 percent for 1998 and 1997, and 7.5 percent for 1996.

   Of the above total postretirement costs recognized for fiscal years 1998, 1997, and 1996, $4.4 million, $6.1 million, and $6.2 million, respectively, were funded through trust funds for future benefit payments.

 In 1998 a special benefit charge of $132,000 was recognized to reflect the health and life insurance costs associated with an accelerated retirement program for certain former employees.

 The following table sets forth the estimated funded status for the postretirement health care and life insurance plans at September 30, 1998 and 1997:



                                                      1998    1997
                                                       (Millions)

Plan assets at market value                           $61.4   $47.7
Accumulated postretirement benefit obligation (APBO):
  Retirees                                             70.6    69.2
  Fully eligible active plan participants               8.3    14.2
  Other active plan participants                       29.8    31.9
Total APBO                                            108.7   115.3
Deficiency of plan assets over the APBO               (47.3)  (67.6)
Less:
  Unrecognized transition obligation
  (being amortized over 20 years)                     (63.0)  (78.9)
  Unrecognized net gain                                22.8    19.7
Contributions: July 1 to September 30                   7.1     7.9
Accrued postretirement benefit liability               $  -   $(0.5)


   The total APBO and plan assets at September 30, 1998 and 1997, are based on a July 1 measurement date using a discount rate of 7.0 percent for 1998 and 7.5 percent for 1997 and assumed future compensation increases of 4.5 percent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

   For measurement purposes, a health care cost trend rate of 7.9 percent was assumed for fiscal 1998, and that rate thereafter will decline gradually to 4.75 percent in 2003 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the APBO at September 30, 1998, by $8.7 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.3 million annually.


7.  TAX MATTERS

7A Provision for Income Taxes

    Total income tax expense as shown on the Consolidated
Statements of Income is composed of the following:


For fiscal years ended September 30,    1998    1997      1996
                                           (Thousands)
Current:
  Federal                             $17,276  $32,720   $40,341
  State                                 3,819    7,266     8,534
  Total current income taxes           21,095   39,986    48,875
Deferred:
  Federal                              20,390   14,162    12,781
  State                                 5,236    3,846     3,551
  Total deferred income taxes          25,626   18,008    16,332
Investment tax credits - net:
  Federal                              (1,648)  (1,713)   (2,824)
  State                                    52      154       161
  Total investment tax credits - net   (1,596)  (1,559)   (2,663)
Total provision for income taxes       45,125   56,435    62,544
Less - Included in operation expense        -        -        85
Net provision for income taxes        $45,125  $56,435   $62,459



7B Tax Rate Reconciliation

   The following is a reconciliation between the computed federal income tax expense (tax rate of 35 percent times pre-tax book income) and the total provision for federal income tax expenses:

For fiscal years ended September 30,  1998                   1997                   1996
                                         Percent                Percent                Percent
                                          of                     of                     of
                             Amount     Pre-tax     Amount     Pre-tax     Amount     Pre-tax
                             (000's)     Income     (000's)     Income     (000's)     Income
Computed federal income
  tax expense               $40,405      35.00     $50,250      35.00     $53,808      35.00
Amortization of investment
  tax credits                (1,648)     (1.43)     (1,713)     (1.19)     (2,824)     (1.84)
Other, net                   (2,739)     (2.38)     (3,368)     (2.49)       (686)     (0.45)
Total provision for federal
  income taxes              $36,018      31.19     $45,169      31.32     $50,298      32.71


7C Deferred Income Taxes

   Set forth in the table below are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):


At September 30,                                      1998           1997
                                                   (Thousands)
Deferred tax liabilities:
  Property - accelerated depreciation and
     other property related items                  $263,860       $250,447
  Other                                              35,721         31,785
  Total deferred income tax liabilities             299,581        282,232
Deferred tax assets:
  Uncollectible accounts                             (9,414)       (12,008)
  Unamortized investment tax credits                (12,847)       (13,476)
  Other                                              (6,590)        (7,570)
  Total deferred income tax assets                  (28,851)       (33,054)
Net deferred income tax liabilities                $270,730       $249,178


8.  ASSETS SUBJECT TO LIEN

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


9.  OTHER INCOME AND DEDUCTIONS - MISCELLANEOUS


For fiscal years ended September 30,               1998      1997         1996
                                                       (Thousands)

Interest on amounts recoverable from customers     $142      $ 166      $   224
Gain on expiration of gas storage contracts           -          -       14,810
Amortization of gain/loss on reacquired bonds      (256)      (253)        (120)
Gain/loss on disposition of property               (672)      (650)           -
Other                                               769        236         (531)
Total other income and deductions - miscellaneous  $(17)     $(501)     $14,383


10.  CAPITAL COMMITMENTS

   Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 1998, amounted to approximately $6.8 million.

11.  SHORT-TERM BORROWINGS AND CREDIT LINES


At September 30,                           1998            1997
                                                    (Thousands)
Bank Loans
Peoples Gas
  8.50% due March 27, 1998              $      -        $    700
Commercial Paper
North Shore Gas
  due October 1, 1997                   $      -        $  2,110
Peoples Gas
  due October 1, 1998                      2,300               -
  due October 23, 1998                     6,600               -
Letters of Credit
  Peoples Energy                        $    677        $     69
  Peoples Gas                                100             100
Available lines of credit
  Unused bank lines                     $289,723        $146,421


   Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, and/or the issuance of commercial paper. The outstanding total amount of bank loans and commercial paper issuances cannot at any time exceed total bank credit then in effect.

 At September 30, 1998, Peoples Energy had combined lines of credit totaling $170.0 million. Agreements covering $150.0 million of the total at September 30, 1998 will expire on December 13, 1998; the agreement covering the remaining $20.0 million will expire on July 30, 1999. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee.

   At September 30, 1998 and 1997, the utility subsidiaries had combined lines of credit totaling $129.4 million. Of this total, North Shore Gas could borrow up to $30.0 million. Agreements covering $92.0 million of the total at September 30, 1998, will expire on August 29, 1999; the agreement covering the remaining $37.4 million will expire on January 31, 2000. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 12A.) Payment for the lines of credit is by fee.


12.  LONG-TERM DEBT

12A Interest-Rate Adjustments

   The rate of interest on the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W, was subject to adjustment annually on October 1. Owners of the Series C Bonds had the right to tender such bonds at par during a limited period prior to that date. Peoples Gas was obligated to purchase any such bonds tendered if they could not be remarketed. The interest rate for the Series C Bonds for fiscal 1998 was 3.875%. All Series C Bonds were redeemed on October 1, 1998.

   The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1997, have been remarketed. The interest rate on such bonds is 3.90% for the period December 1, 1997, through November 30, 1998.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, Peoples Gas established a $37.4 million three year line of credit with The Northern Trust Company which has since been extended to January 31, 2000. (See Note 11.)

12B Sinking Fund Requirements and Maturities of Subsidiaries

    At September 30, 1998, long-term debt sinking fund requirements and maturities for the next five years are:

              Peoples       North
 Fiscal         Gas         Shore       Consolidated
  Year                       Gas
                          (Thousands)
  1999       $10,400      $  --              $10,400
  2000         --            --                   --
  2001         --            --                   --
  2002         --            --                   --
  2003       75,000       15,000              90,000

12C Fair Value of Financial Instruments

At September 30, 1998, the carrying amount of the Company's long-term debt of $527.0 million had an estimated fair value of $561.7 million. At September 30, 1997, the carrying amount of the Company's long-term debt of $527.0 million had an estimated fair value of $564.6 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities.
Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders. The carrying amount of all other financial instruments approximates fair value. The $4.4 million in temporary cash investments approximates its fair value.

13.  PREFERRED STOCK

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 1998.

14.  COMMON STOCK

For fiscal years ended September 30,                                  1998              1997              1996

Shares outstanding - beginning of year                           35,069,517        34,960,399        34,913,426
Shares issued:
  Employee Stock Purchase Plan                                       15,381            16,349            21,516
  Long-Term Incentive Compensation (LTIC)                            41,100           106,795           110,700
  Directors Deferred Compensation Plan                                1,692             1,568             1,471
  Direct Purchase and Investment Plan                               301,142            73,898                 -
Shares reacquired under LTIC                                        (26,840)          (89,492)          (86,714)
Shares outstanding - end of year                                 35,401,992        35,069,517        34,960,399

Shares Reserved                    At September 30,                  1998              1997              1996
Direct Purchase and Investment Plan                               1,124,960         1,426,102         1,500,000
Employee Stock Purchase Plan                                        966,267           981,648           997,997
Long-Term Incentive Compensation Plan                               594,035           635,135           741,930
Directors Deferred Compensation Plan                                 75,025            76,717            78,285
Total shares reserved                                             2,760,287         3,119,602         3,318,212




                                               Weighted                           Weighted        Stock           Weighted
                                               Average           Non-Qualified    Average         Appreciation    Average
Long-Term Incentive Compensation Plan          Option Price      Stock Options    SARs Price      Rights (SARs)   Fair Value
Outstanding at September 30, 1995                  $  28.53          187,400         $  28.53         187,400
Granted                                               27.50           90,200            27.50          90,200       $2.46
Exercised                                             26.79          (92,500)           26.83         (88,700)
Forfeited                                             27.50           (5,300)           27.50          (5,300)
Outstanding at September 30, 1996                     29.04          179,800            28.87         183,600
Granted                                               34.20           88,200            34.20          88,200        2.90
Exercised                                             28.71          (97,400)           28.39        (101,200)
Forfeited                                             34.19          (14,000)           34.19         (14,000)
Outstanding at September 30, 1997                     31.71          156,600            31.71         156,600
Granted                                               37.84           83,800            37.84          83,800       $6.38
Exercised                                             29.37          (25,300)           29.37         (25,300)
Forfeited                                             37.84           (3,000)           37.84          (3,000)
Outstanding at September 30, 1998                  $  34.33          212,100         $  34.33         212,100


   Restricted stock awards granted to officers of the Company during the last three fiscal years are as follows:
1998, 15,800 shares; 1997, 15,100 shares; and 1996, 18,200
shares. Forfeitures during the same period were as follows: 1998, 0 shares; 1997, 1,260 shares; and 1996,
2,085 shares. At September 30, 1998, there were 381,935 shares available for future grant under options or restricted stock awards. At September 30, 1998, there were 509,050 SARs available for future grant.

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

 The Company may sell up to 966,267 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees with a minimum of one year of service are eligible to purchase shares at 90% of the stock's market price at the date of purchase. The Company sold 15,381 shares and 16,349 shares to employees in 1998 and 1997, respectively.

   Under APB Opinion No. 25, no compensation cost has been recognized for nonqualified stock options and shares issued under the ESPP. The compensation cost that has been charged against net income for restricted stock awards was $345,000 and $452,000 for the years ended
September 30, 1998 and 1997, respectively. Had compensation cost for stock options, SARs and shares issued under the ESPP been determined consistent with SFAS
No. 123, "Accounting for Stock-Based Compensation," the
Company's net income and earnings per share would have been reduced to the following pro forma amounts:

For fiscal years ended         1998           1997
September 30,
                            (Thousands, except per-share amounts)
Net income:
As reported                 $79,423          $98,404
Pro forma                    78,525           98,319

Earnings per average
common share:
As reported                   $2.25            $2.81
Pro forma                      2.23             2.81

 Since the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years.

 The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 1998 and 1997, respectively: expected volatility of 18.72 and 15.78%; dividend yield of 5.2 and 5.0%; risk-free interest rates of
5.78 and 6.03%, and expected lives of three and one half years for 1998 and two years for 1997. The weighted-average fair value of options granted was $6.38 and $2.90 for the years ended September 30, 1998 and 1997, respectively.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  All four quarters of fiscal 1998 reflected weather that was significantly warmer than during the comparable quarters of fiscal 1997. The first quarter of fiscal 1998 also reflected decreased pension expense caused by changes in settlement accounting attributed to employees choosing early retirement and actuarial assumptions. (See Note 6A.)
The fourth quarter of fiscal 1998 reflected increased operating revenues from diversified energy subsidiaries and decreased operating expenses.


                                                   Earnings
                 Operating  Operating                Per
Fiscal Quarters   Revenues   Income     Net Income  Share
                      (Thousands, except per-share amounts)

1998
  Fourth         $129,087   $(3,671)    $(11,243)   $(0.32)
  Third           199,309    16,425        8,006      0.23
  Second          424,510    56,213       47,116      1.34
  First           385,151    44,842       35,543      1.01

1997
  Fourth         $116,773   $(5,119)    $(14,080)   $(0.40)
  Third           202,444    20,430       11,735      0.34
  Second          567,314    71,480       63,258      1.81
  First           387,158    46,752       37,490      1.07



     Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.

16.  EVENT (UNAUDITED) SUBSEQUENT TO THE AUDITORS' REPORT
     DATED OCTOBER 30, 1998

Environmental Matters

Former Manufactured Gas Plant Operations

 The Company has filed suit against a number of insurance carriers for the recovery of environmental costs relating to the Company's former manufactured gas operations. In
November 1998, the Company entered into a settlement agreement with one of its insurance carriers. Given the regulatory treatment discussed in Note 2A, the settlement will not have an effect on income.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information relating to the directors of the Company is set forth under the caption "Information Concerning
Nominees for Election as Directors" of the Company's Proxy
Statement, to be filed with the SEC on or about December
28, 1998, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 26, 1999. Such information is incorporated herein by reference.

   Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

   Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy
Statement, to be filed with the SEC on or about December
28, 1998, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 26, 1999. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT

   Information relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December 28, 1998, and to be distributed in connection with the Company's Annual
Meeting of Shareholders to be held on February 26, 1999.
Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.
                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

                                                     Page
(a)    1.                                            Financial
Statements:

       See Part II, Item 8.                          23

   2.  Financial Statement Schedules:

       Schedule
        Number

        VIII    Valuation and Qualifying Accounts    47

   3.  Exhibits:

       See Exhibit Index on page 49.

(b) Reports on Form 8-K filed during the final quarter of fiscal year 1998:

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

    Fiscal Year Ended September 30, 1998
RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $   29,857    $ 22,968        $      29,507        $23,318

    Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $   26,211     $ 27,907        $      24,261        $29,857

    Fiscal Year Ended September 30, 1996

RESERVES (deducted from assets in balance sheet):
     Uncollectible items                         $   19,013      $ 28,146        $      20,948       $26,211



                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEOPLES ENERGY CORPORATION

Date:  December 17, 1998         By: /s/ RICHARD E. TERRY
                                         Richard E. Terry

                           Chairman of the Board and Chief
                                Executive Officer

   Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 17, 1998.

/s/ RICHARD E. TERRY   Chairman of the Board and Chief Executive
    Richard E. Terry  Officer and Director (Principal Executive Officer)

 /s/ JAMES M. LUEBBERS      Vice President and Controller
     James M. Luebbers   (Principal Financial and Accounting Officer)

 /s/ THOMAS M. PATRICK         Director
     Thomas M. Patrick

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

 /s/ ARTHUR R. VELASQUEZ       Director
     Arthur R. Velasquez

Peoples Energy Corporation and Subsidiary Companies

                        EXHIBIT INDEX


(a) The exhibits listed below are filed herewith and made a part hereof:

   Exhibit
   Number            Description of Document

   10(a)       U.S. Shippers Service Agreement between
          Peoples Gas and Northern Border Pipeline Company, dated August 14, 1997.

   10(b)       U.S. Shippers Service Agreement between
          Peoples Gas and Northern Border Pipeline Company, dated October 27, 1997.

   10(c)       Storage Rate Schedule DSS Agreement between
          Peoples Gas and Natural Gas Pipeline Company of
          America, dated January 15, 1998.

   10(d)       Storage Rate Schedule NSS Agreement between
          Peoples Gas and Natural Gas Pipeline Company of
          America, dated January 15, 1998.

  10(e)        Transportation Rate Schedule FTS Agreement
          between Peoples Gas and Natural Gas Pipeline
          Company of America, dated January 15, 1998

  10(f)      Transportation Rate Schedule FTS LN/NB
          Agreement between Peoples Gas and Natural Gas
          Pipeline Company of America, dated January 15,
          1998.

  10(g)        U.S. Shippers Service Agreement between North
          Shore and Northern Border Pipeline Company, dated
          August 14, 1997.

  10(h)        Transportation Rate Schedule FTS Agreement
          between North Shore and Natural Gas Pipeline
          Company of America, dated January 15, 1998.

 10(i)         FTS-1 Service Agreement between North Shore
          and ANR Pipeline Company, dated May 28, 1998.

 10(j)        Severance Agreement Between the Company and
          Thomas M. Patrick dated as of November 1, 1998.

  21      Subsidiaries of the Registrant

  23 Arthur Andersen LLP consent to incorporate by reference in Registration Statement Nos. 2-82760,
          33-6369, 333-17701, 33-63193 and 333-09993.

  27      Financial Data Schedule

  99      Form 11-K for the Employee Stock Purchase Plan of the
          Registrant for the fiscal year ended September 30, 1997.

     Peoples Energy Corporation and Subsidiary Companies

                  EXHIBIT INDEX (Continued)

   Exhibit
   Number              Description of Document

 (b)Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

          3(e) Articles of Incorporation of the Registrant, as amended on March 3, 1995 (Registrant Form 10-K for the fiscal year ended September 30, 1995,
          Exhibit 3(b)).

          4(a) The Peoples Gas Light and Coke Company First and Refunding Mortgage, dated January 2, 1926, from Chicago ByProduct Coke Company to Illinois Merchants Trust Company, Trustee, assumed by The Peoples Gas Light and Coke Company (Peoples) by Indenture dated March 1, 1928 (Peoples - May 17, 1935, Exhibit B-6a, Exhibit B-6b A-2 File No. 2-2151, 1936); Supplemental Indenture dated as of May 20, 1936, (Peoples Form 8-K for the year 1936, Exhibit B-6f); Supplemental Indenture dated as of March 10, 1950 (Peoples - Form 8-K for the month of March 1950, Exhibit B-6i); Supplemental Indenture dated as of June 1, 1951 (Peoples - File No. 2-8989, PostEffective, Exhibit 7-4(b)); Supplemental Indenture dated as of August 15, 1967 (Peoples - File No. 2-26983, Post-Effective,
          Exhibit 2-4); Supplemental Indenture dated as of September 15, 1970 (Peoples - File No. 2-38168, Post-Effective Exhibit 2-2); Supplemental Indenture dated as of October 1, 1984 (Peoples - Form 10-K for fiscal year ended September 30, 1984, Exhibit 4-3); Supplemental Indentures dated March 1, 1985, (Peoples - Form 10-K for fiscal year ended September 30, 1985, Exhibits 4-1, 4-2, and 4-3, respectively); Supplemental Indenture dated May 1, 1990 (Peoples - Form 10-K for the fiscal year ended September 30, 1990, Exhibit 4); Supplemental Indenture dated as of April 1, 1993 (Peoples Form 8 dated as of May 5, 1993, Exhibit
          1); Supplemental Indentures dated as of December 1, 1993 (Peoples - Form 10-Q for the quarterly period ended December 31, 1993, Exhibits 4(a) and 4(b)); Supplemental Indenture dated June 1, 1995. (Peoples - Form 10-K for fiscal year ended September 30, 1995.) Supplemental Indenture dated as of June 1, 1995 (Peoples - Form 10-K for the fiscal year ended September 30, 1995.)

          4(b) North Shore Gas Company (North Shore)
          Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of November 1, 1990 (North Shore - Form S-3 Registration Statement No. 33-37332, Exhibit 4b); Eleventh Supplemental Indenture dated as of October 1, 1992 (North Shore
          - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4); and Twelfth Supplemental Indenture dated as of April 1, 1993 (North Shore - Form 8-K dated April 23, 1993, Exhibit 4).

          10(n)Firm Transportation Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1993 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(d)). Trust Under Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, Part A and Part B, of the Registrant, effective September 25, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(a));


     Peoples Energy Corporation and Subsidiary Companies

                  EXHIBIT INDEX (Continued)

   Exhibit
   Number              Description of Document

   10(n)ETS Service Agreement between Peoples Gas and ANR
        Pipeline Company, dated cont'd) September 21, 1994.
       (Registrant Form 10-K for fiscal year ended
       September 30, 1995, Exhibit 10(b)); FSS Service
       Agreement between Peoples Gas and ANR Pipeline
       Company, dated September 21, 1994.  (Registrant
       Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(c)); Storage Rate Schedule NSS
       Agreement between Peoples Gas and Natural Gas
       Pipeline Company of America, dated October 19,
       1995.  (Registrant Form 10-K for fiscal year ended
       September 30, 1995, Exhibit 10(d)); Transportation
       Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated
       October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(e));
       Storage Rate Schedule DSS Agreement between Peoples
       Gas and Natural Gas Pipeline Company of America, dated
       December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(f)); Transportation
       Rate Schedule FTS Agreement between Peoples Gas and Natural
       Gas Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended
       September 30, 1995, Exhibit 10(g)); Firm Transportation
       Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of April 1, 1995. (Registrant Form 10-K for fiscal year ended
       September 30, 1995, Exhibit 10(h)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995,
       Exhibit 10(i)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(j)); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(k)); FSS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(l)); Transportation Rate Schedule FTS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated
       September 22, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(m)); Storage Rate Schedule NSS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(n)); Transportation Rate Schedule FTS Agreement between North
       Shore Gas and Natural Gas Pipeline Company of America, dated October 19, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(o)); Storage Rate Schedule DSS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated December 1, 1995. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(p)); Firm Transportation Service Agreement under Rate Schedule FTS1 between Peoples Gas and ANR Pipeline Company, dated as of September 20, 1995. (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(q)); Firm Transportation Service Agreement under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of February 21, 1996. (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(r)); Firm Transportation Service Agreement under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated as of February 21, 1996. (Registrant form 10-K for fiscal year ended
       September 30, 1996, Exhibit 10(s)); Firm Transportation Service Agreement under Rate Schedule FTS-1 between North Shore Gas and ANR Pipeline Company, dated as of October 25, 1995.
       (Registrant form 10-K for fiscal year ended September 30, 1996, Exhibit 10(t)); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated July 25, 1997.
      (Registrant Form 10-K for fiscal year ended September 30, 1997,
       Exhibit 10(u)); Guaranty by Peoples Energy

          Peoples Energy Corporation and Subsidiary Companies

                       EXHIBIT INDEX (Continued)

Exhibit
  Number                     Description of Document

          10(n)Corporation to Northern Border Pipeline Company, dated August 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(v)); Firm Transportation Service Agreement under Rate Schedule FTS between Peoples Gas and Natural Gas Pipeline Company of America, dated November 13, 1996. (Registrant Form 10-K for fiscal year ended September
          30, 1997, Exhibit 10(w)); Firm Transportation Service Agreement under Rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997,
          Exhibit 10(x)); Firm Transportation Service Agreement under
          Rate Schedule FT-A between Peoples Gas and Tennessee Gas Pipeline Company, dated November 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(y)); Firm Transportation Service Agreement under Rate Schedule FT-A or FT-G between North Shore and Midwestern Gas Transmission Company, dated May 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997; Exhibit 10(z)); Firm Transportation Service Agreement under Rate Schedule FT-A between North Shore and Tennessee Gas Pipeline Company, dated May 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(aa)); Firm Transportation Service Agreement under Rate Schedule FT-A or FT-GS between North Shore and Midwestern Gas Transmission Company, dated November 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(ab)); Firm Transportation Service Agreement under Rate Schedule FT-A between North Shore and Tennessee Gas Pipeline Company, dated November 1, 1997. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(ac)); Firm Transportation
          Service Agreement under Rate Schedule FT-A or FT-GS between North Shore and Midwestern Gas Transmission Company, dated
          April 1, 1998. (Registrant Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(ad)); Firm Transportation
          Service Agreement under Rate Schedule FT-A between North Shore and Tennessee Gas Pipeline Company, dated April 1, 1998. (Registrant Form 10-K for fiscal year ended September 30, 1997,
          Exhibit 10(ae)).

          10(o)Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Registrant Form 10-Q for the quarterly period ended December 31, 1993,
          Exhibit 10(a)). 10(p)Construction Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (Registrant Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(f)); Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy
          Corporation (Registrant Form 10Q for the quarterly period ended December 31, 1993, Exhibit 10(g)). 10(q)Short-Term Incentive Compensation Plan of the Registrant, as amended on December 7, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(a)); Executive Deferred Compensation Plan of the Registrant, effective October
          1, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(b)); Supplemental Retirement Benefit Plan, Part A, Part B and Part C, of the Registrant, effective December 7, 1994 (Registrant Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(c)); Long-Term Incentive Compensation Plan (File No. 33-63193, Form S-8 filed on October 4, 1995).

   21   Subsidiaries of the Registrant (Registrant Form 10-K for the fiscal year ended September 30, 1982, Exhibit 22).