Form 10-Q
period 1998-12-31
PEOPLES ENERGY CORP
filed 1999-02-11
CIK 77385

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

  (Mark One)

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
35,481,303 shares of Common Stock, without par value, outstanding at January 31, 1999.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             Peoples Energy Corporation
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                       Three Months Ended              Twelve Months Ended
                                                           December 31,                     December 31,
                                                           1998          1997            1998          1997
                                                       (Thousands, except per-share amounts)

OPERATING REVENUES                                      $313,535      $385,165      $1,066,772       $1,271,484

OPERATING EXPENSES:
Cost of energy sold                                      144,693       198,023         473,652          624,811
Operation and maintenance                                 66,044        60,627         250,746          243,506
Depreciation, depletion and amortization                  20,447        18,879          78,763           74,502
Taxes, other than income taxes                            34,937        40,542         124,492          143,742
     Total Operating Expenses                            266,121       318,071         927,653        1,086,561

OPERATING INCOME                                          47,414        67,094         139,119          184,923

OTHER INCOME AND (DEDUCTIONS)                             (9,497)       (9,158)        (34,590)         (33,064)

EARNINGS BEFORE INCOME TAXES                              37,917        57,936         104,529          151,859

INCOME TAXES                                              14,547        22,393          37,279           55,402

NET INCOME                                              $ 23,370      $ 35,543      $   67,250       $   96,457

Average Shares of Common Stock Outstanding                35,457        35,133          35,338           35,043

Basic Earnings Per Share of Common Stock                $   0.66      $   1.01      $     1.90       $     2.75

Diluted Earnings Per Share of Common Stock              $   0.66      $   1.01      $     1.90       $     2.75

Dividends Declared Per Share                            $   0.48      $   0.47      $     1.92       $     1.88

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                           Peoples Energy Corporation

                                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,                      December 31,
                                                                                     1998       September 30,          1997
                                                                                  (Unaudited)         1998          (Unaudited)
                                                                               (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost                                 $ 2,247,544      $ 2,209,957      $ 2,131,306
Less - Accumulated depreciation, depletion and amortization                         780,357          763,296          726,278
Net property, plant and equipment                                                 1,467,187        1,446,661        1,405,028
Other investments                                                                    56,619           45,150           16,301
     Total Capital Investments - Net                                              1,523,806        1,491,811        1,421,329

CURRENT ASSETS:
Cash and cash equivalents                                                            13,239           10,622           44,073
Trust fund (See Note 4A)                                                             25,693                -                -
Temporary cash investments                                                            1,091            4,393              900
Receivables -
   Customers, net of allowance for uncollectible accounts
       of $22,476, $23,395, and $26,929, respectively                                84,714           54,091          130,650
   Other                                                                             38,131           27,662           30,714
Accrued unbilled revenues                                                            82,171           23,477           80,615
Materials and supplies, at average cost                                              17,975           18,246           20,845
Gas in storage, at last-in, first-out cost                                           60,785           90,790           73,652
Gas costs recoverable through rate adjustments                                        2,261            4,462            6,584
Regulatory assets of subsidiaries                                                     7,507            7,858            7,356
Prepayments                                                                          77,856           71,114           49,352
     Total Current Assets                                                           411,423          312,715          444,741

OTHER ASSETS:
Non-current regulatory assets of subsidiaries                                        58,265           76,564           37,245
Deferred charges                                                                     23,990           23,410           21,612
     Total Other Assets                                                              82,255           99,974           58,857

     Total Properties and Other Assets                                          $ 2,017,484      $ 1,904,500      $ 1,924,927

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                                Peoples Energy Corporation

                                                CONSOLIDATED BALANCE SHEETS

                                                                               December 31,                     December 31,
                                                                                   1998      September 30,          1997
                                                                               (Unaudited)         1998         (Unaudited)
                                                                             (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding 35,481,279, 35,401,992, and
       35,161,215 shares, respectively                                        $  296,603      $   293,691      $  284,745
Retained earnings                                                                455,382          449,059         456,023
Accumulated other comprehensive income                                            (1,389)          (1,389)         (2,357)
     Total Common Stockholders' Equity                                           750,596          741,361         738,411

Long-term debt of subsidiaries, exclusive of sinking
  fund payments and maturities due within one year                               521,734          516,604         527,004
     Total Capitalization                                                      1,272,330        1,257,965       1,265,415

CURRENT LIABILITIES:
Interim loans of subsidiaries                                                     32,540            8,900          45,406
Accounts payable                                                                 156,722          123,383         152,381
Dividends payable on common stock                                                 17,031           16,977          16,526
Customer gas service and credit deposits                                          64,738           48,942          46,421
Sinking fund payments, and redemptions,
   due within one year -
   Long-term debt of subsidiaries                                                 24,905           10,400               -
Accrued taxes                                                                     53,338           24,983          52,621
Gas sales revenue refundable through rate adjustments                                771           11,028               -
Accrued interest                                                                   7,089           10,821           7,151
Temporary LIFO liquidation credit                                                      -                -           1,855
     Total Current Liabilities                                                   357,134          255,434         322,361

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation                       269,590          270,730         254,927
Investment tax credits being amortized over
   the average lives of related property                                          32,239           32,387          33,559
Other                                                                             86,191           87,984          48,665
     Total Deferred Credits and Other Liabilities                                388,020          391,101         337,151

     Total Capitalization and Liabilities                                     $2,017,484      $ 1,904,500      $1,924,927

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                        Peoples Energy Corporation
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                              1998        1997
                                                         (Thousands of Dollars)
Operating Activities:
Net Income                                                  $23,370   $35,543
Adjustments to reconcile net income to net cash:
  Depreciation, depletion, and amortization                  20,447    18,879
  Deferred income taxes and investment tax credits - net     (1,921)    4,856
  Change in deferred credits and other liabilities           (1,159)      877
  Change in deferred charges                                 16,315    (2,555)
  Change in current assets and liabilities:
    Receivables - net                                       (41,091)  (49,892)
    Accrued unbilled revenues                               (58,694)  (57,873)
    Materials and supplies                                      271    (1,459)
    Gas in storage                                           30,005     4,191
    Gas costs recoverable                                     2,201    (1,420)
    Regulatory assets                                           351     8,502
    Prepayments                                              (6,742)   (6,451)
    Accounts payable                                         33,339     2,416
    Customer gas service and credit deposits                 15,796     1,035
    Accrued taxes                                            28,355    31,976
    Gas sales revenue refundable                            (10,256)  (14,894)
    Accrued interest                                         (3,733)   (3,649)
    Temporary LIFO liquidation credit                             -     1,856

     Net Cash Provided by (Used in) Operating Activities     46,854   (28,062)

Investing Activities:
Capital expenditures of subsidiaries - construction         (18,755)  (20,257)
Other assets                                                (20,781)       (5)
Other capital investments                                   (11,503)       (7)
Other temporary cash investments                              3,301    15,000

     Net Cash Used in Investing Activities                  (47,738)   (5,269)

Financing Activities:
Issuance of long-term debt                                   30,035         -
Trust fund                                                  (25,693)        -
Interim loans of subsidiaries - net                          23,640    57,691
Retirement of long-term debt of subsidiaries                (10,400)        -
Dividends paid on common stock                              (16,993)  (16,483)
Proceeds from issuance of common stock                        2,912     2,898

     Net Cash Provided by Financing Activities                3,501    44,106

Net Increase in Cash and Cash Equivalents                     2,617    10,775
Cash and Cash Equivalents at Beginning of Period             10,622    33,298

Cash and Cash Equivalents at End of Period                  $13,239   $44,073

The Notes to Consolidated Financial Statements are an integral part of these statements.






                   Peoples Energy Corporation

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of Peoples Energy Corporation (Company) and its wholly owned subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas), North Shore Gas Company (North Shore Gas), Peoples District Energy Corporation, Peoples Energy Services Corporation, Peoples Energy Resources Corp., Peoples Energy Ventures Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. Significant intercompany balances and transactions have been eliminated. Investments and partnerships for which the Company's subsidiaries have at least a 20% interest but less than a majority ownership are accounted for under the equity method. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current periods.

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

2A Regulated Operations

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

     Income taxes and interest paid were as follows:

        For the three months
        ended December 31,         1998          1997
                                         (Thousands)
         Income taxes paid          $ 65            $31
         Interest paid            13,545         13,138

2C Recovery of Gas Costs

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

2D Oil and Gas Exploration and Production Properties

   For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the SEC. Under the full-cost method, all costs directly associated with the acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment of the assets is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow. At December 31, 1998, there was no such charge to income.

2E Accounting Standards

   On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes the standards for reporting and display of comprehensive income and its components in a full set of financial statements. The statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence as the other financial statements. (See Note 6.)

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

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

2F Hedging Activities

   The Company has a formal risk management policy that establishes monitoring and controlling procedures for the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading solely to minimize risk, and not for any speculative purpose. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and/or volume fluctuations related to its business activities, including price risk related to the geographic location of the commodity (basis risk).

   The Company accounts for all derivative transactions through hedge accounting. All derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized in the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of December 31, 1998 the Company had open derivative financial instruments representing hedges of natural gas production of 2.8 Bcf. At December 31, 1998, the Company had deferred losses of $230,000 on the Consolidated Balance Sheet.

3.  ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

     The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). The utility subsidiaries are accruing and deferring the costs they incur for environmental activities in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1998, the total of the costs deferred by the subsidiaries was $42.2 million. This amount includes the utilities' best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by the utilities and their outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contribution cannot be determined at this time.

  Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of the Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at December 31, 1998, have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at December 31, 1998 have not been reduced to reflect recoveries from other insurance carriers.

   The Company believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. At December 31, 1998, the subsidiaries had recovered $14.7 million of such costs through rates.


4.  LONG-TERM DEBT

A.  Issuance of Bonds

   On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which were collateralized by an equal amount of North Shore Gas' 30-year first mortgage bonds, Series M. On January 19, 1999, a portion of the proceeds deposited with the trustee was used to redeem $24,905,000 of previously issued gas supply revenue bonds. The remaining proceeds will be used for the payment of issuance costs and to fund certain construction expenditures.

B.  Interest-Rate Adjustments

   The rate of interest on the $27.0 million principal amount of the City of Chicago 1993 Series B Bonds, which are secured by the equal principal amount of Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1998, have been remarketed. The interest rate on the Series B Bonds will be
3.20 percent for the period December 1, 1998, through November 30, 1999.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, on February 1, 1994, Peoples Gas established a three year line of credit with The Northern Trust Company, which has since been extended to January 31, 2001.

C.  Bonds Redeemed

   On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples
Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series
W.


5.  EARNINGS PER SHARE

   Shares used to compute diluted earnings per share are as follows:

                     Average Common Stock Shares (in
                               thousands)
                     Three Months           12-Months
                         Ended                Ended
December 31,         1998    1997         1998    1997
As reported         35,457    35,133        35,338    35,043
shares

Effects of              20        24            19        24
options

Diluted shares      35,477    35,157        35,357    35,067

   Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.

6.  COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," in fiscal 1999. This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes
in equity (other comprehensive income).   Comprehensive income
includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost. The Company has reported accumulated other comprehensive income in the Company's Consolidated Balance Sheet.

   Comprehensive income for the three and twelve months ended
December 31, 1998 and 1997 is as follows:

                                       Three Months Ended   12 Months Ended
                                         December 31,        December 31,
                                         1998     1997     1998      1997
Net income                             $23,370  $35,543  $67,250   $96,457

Other comprehensive income
  Minimum pension liability                  -        -     1,604   (2,645)
  Income tax (expense)/benefit               -        -      (636)   1,049
Other comprehensive income, net of tax       -        -       968   (1,596)

Comprehensive Income                   $23,370  $35,543   $68,218  $94,861




Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

RESULTS OF OPERATIONS

Net Income

   Net income decreased $12.2 million, to $23.4 million, and $29.2 million, to $67.3 million, for the three- and 12-month periods ended December 31, 1998, respectively, due to weather that was warmer in the current periods.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                                  Three Months Ended     12 Months Ended
                                                  December 31, 1998      December 31, 1998
                                                Over the Prior Period   Over the Prior Period
(Thousands of dollars)                               Amount  Percent     Amount    Percent
Operating revenues                                 $ (71,630)  (18.6)  $ (204,712)  (16.1)
Cost of energy sold                                  (53,330)  (26.9)    (151,159)  (24.2)
Operation and maintenance expenses                     5,417     8.9        7,240     3.0
Depreciation, depeletion and amortization expense      1,568     8.3        4,261     5.7
Taxes, other than income taxes                        (5,605)  (13.8)     (19,250)  (13.4)
Other income and deductions                             (339)    3.7       (1,526)    4.6
Income taxes                                          (7,846)  (35.0)     (18,123)  (32.7)
Net income                                         $ (12,173)  (34.2)  $  (29,207)  (30.3)



Operating Revenues

   Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the subsidiaries' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the subsidiaries. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs. (See Note 2C of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes and certain other charges imposed by the State of Illinois and various municipalities.

   Operating revenues decreased $71.6 million, to $313.5 million, and $204.7 million, to $1.1 billion, for the current three- and 12- month periods, respectively, due to weather that was warmer in the current periods and to lower unit costs of gas in the current periods. Partially offsetting these negative effects were increased revenues from the Company's diversified energy businesses.

Cost of Energy Sold

   Cost of energy sold decreased $53.3 million, to $144.7 million, and $151.2 million, to $473.7 million, for the current three- and 12-month periods ended December 31, 1998, respectively, due to reduced sales resulting from warmer weather in the current periods and lower unit costs of gas in the current periods.



Operation and Maintenance Expenses

   Operation and maintenance expenses increased $5.4 million, to $66.0 million, for the current three-month period, due primarily to a reduction in pension credits and to increases in the costs of outside professional services. Partially offsetting these increases were reductions in the provision for uncollectible accounts and in the cost of group insurance.

   Operation and maintenance expenses increased $7.2 million, to $250.7 million, for the current 12-month period, due principally to a reduction in pension credits. Other increases affecting the period were higher costs for outside professional services and increased advertising expense. Offsetting these effects were a decrease in the provision for uncollectible accounts and decreases in other operation and maintenance expenses.

Depreciation, Depletion and Amortization Expense

   Depreciation, depletion and amortization expense increased $1.6 million, to $20.4 million, and $4.3 million, to $78.8 million, for the current three- and 12-month periods, respectively, due mainly to depreciable property additions and depletion expense attributable to new oil and gas operations.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes, decreased $5.6 million, to $34.9 million and $19.3 million, to $124.5 million, for the current three- and 12-month periods, respectively, primarily as a result of the decrease in revenue taxes associated with the decline in operating revenues attributable to the warmer weather and to lower unit costs of gas experienced during the current periods. Partially offsetting this decrease in taxes was the increase in other taxes in the current periods due to the new Supplemental Low Income Energy Assistance Charge and Renewable Energy Resource and Coal Technology Assessment Charge which became effective on January 1, 1998.

Other Income and Deductions

   Other income and deductions increased $339,000 and $1.5 million, for the current three- and 12-month periods, respectively, due primarily to decreases in interest income and increases in interest on commercial paper and on budget plan balances, partially offset by increases in the allowance for funds used during construction.

Income Taxes

   Income taxes decreased $7.8 million, to $14.5 million, and $18.1 million, to $37.3 million, for the current three- and 12-month periods, respectively, due primarily to lower pre-tax income. Partially offsetting the decline in income taxes in the current 12-month period was the effect of a prior period accrual adjustment.


Other Matters

Accounting Standards.  In October 1998, the Company adopted SFAS
130, "Reporting Comprehensive Income."(See Notes 2E and 6 of the
Notes to Consolidated Financial Statements.)

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

Investment in Diversified Energy Businesses. The Company has a financial goal to derive 25% of its earnings from diversified energy businesses by the end of 2002.

   In accordance with this goal, Peoples Energy Production, a subsidiary of Peoples Energy Ventures, as of December 31, 1998, had invested $2.8 million in EnerVest Energy Partners and an additional $17.1 million to acquire a portfolio of oil and gas properties in the U.S.

   Peoples Energy Resources entered into a commitment with Dominion Energy, Inc. to develop and operate a jointly-owned
600 megawatt electric generating peaking facility. The total estimated cost of the project is $206 million and the facility is scheduled begin operation in June 1999. As of December 31, 1998, Peoples Energy Resources had invested $27.5 million in the project. Additionally, Peoples Energy Resources, through its subsidiary, Peoples Natural Gas Liquids, acquired $9.3 million in plant assets. Peoples Natural Gas Liquids owns and operates a plant that gasifies natural gas liquids to support the sale of peaking services to area natural gas utilities and marketers.

   Peoples Energy Services expanded its gas marketing customer base by buying the contract portfolios of various marketers. It also increased the number of its customers by participating in gas utility pilot programs and by improving its direct sales efforts.



Operating Statistics.  The following table represents margin components:

                                                      Three Months Ended        Twelve Months Ended
                                                           December 31,               December 31,
                                                        1998         1997          1998          1997
Revenues: (thousands)
 Utility Gas Sales
  Residential                                        $200,821     $268,722     $ 712,287     $ 918,796
  Commercial                                           25,298       38,008        99,456       140,846
  Industrial                                            4,502        7,371        18,078        28,045
                                                      230,621      314,101       829,821     1,087,687

 Utility Transportation
  Residential                                          11,176       10,848        36,162        36,206
  Commercial                                           13,891       14,813        46,634        47,678
  Industrial                                            7,061        7,996        26,337        29,625
  Contract Pooling                                      3,746        3,485         9,632        18,790
  Other                                                   249          433           574           433

                                                       36,123       37,575       119,339       132,732

 Other Utility Revenues                                 4,976        4,884        15,825        15,390

 Diversified Energy Revenues                           41,815       28,605       101,787        35,675



Total Operating Revenues                              313,535      385,165     1,066,772     1,271,484
Less- Cost of Energy Sold                               144,693      198,023       473,652       624,811

Gross Margin                                         $168,842     $187,142     $ 593,120     $ 646,673

Deliveries (MDth):
 Utility Gas Sales
  Residential                                          33,230       41,857       110,579       138,028
  Commercial                                            4,649        6,442        17,707        23,767
  Industrial                                              966        1,354         3,727         5,147
                                                       38,845       49,653       132,013       166,942

 Utility Transportation (a)
  Residential                                           7,587        8,156        24,285        27,252
  Commercial                                           11,665       12,641        38,823        40,408
  Industrial                                            9,822       10,568        39,289        37,993
                                                       29,074       31,365       102,397       105,653

 Total Utility Gas Sales and Transportation            67,919       81,018       234,410       272,595




  (a) Volumes associated with contract pooling revenues are included in their respective customer classes.


LIQUIDITY AND CAPITAL RESOURCES

Bonds Issued. On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which were collateralized by an equal amount of North Shore Gas' 30-year first mortgage bonds, Series M. On January 19, 1999, a portion of the proceeds was used to redeem $24,905,000 of previously issued gas supply revenue bonds. The remaining proceeds will be used for the payment of issuance costs and to fund certain construction expenditures. (See Note 4A of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W. (See Note 4C of the Notes to Consolidated Financial Statements.)

Environmental Matters. The Company's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

Credit Lines. The Company has lines of credit totaling $170.0 million. At December 31, 1998, the Company had unused credit available of $147.3 million. The utility subsidiaries have lines of credit totaling $119.0 million. At December 31, 1998, the utility subsidiaries had unused credit available from banks of $86.4 million.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12-months ended December 31, 1998, and for fiscal
1998 and 1997 were 3.61, 4.15, and 5.01, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 4.68, 5.07, and 5.74, respectively.

Dividends. On February 3, 1999, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 49 cents per share from the 48 cents per share previously in effect. The annualized dividend rate now amounts to $1.96 per share.

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

   As of December 31, 1998, 21 of the Company's 38 mainframe applications have been fully remediated, tested and implemented, one is in the testing phase, and eight have been (or are in the process of being) eliminated. The eight remaining mainframe applications are scheduled to be replaced by the Company's new mainframe customer information system and are not expected to be remediated. Additionally, all mainframe system modules have been remediated and are now in the testing phase. Many of the Company's non-mainframe applications, spreadsheets and interfaces have also reached the implementation stage, and most others are in the remediation phase. The Company expects to implement all critical internal systems (other than the customer information system to be used by Peoples Gas and North Shore Gas) and all non-critical internal systems by April 30, 1999; and complete installation and testing of the customer information system by the end of fiscal year 1999.

   As part of its Year 2000 Project, the Company has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of December 31, 1998, the Company has received responses from 88% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. The Company also plans to have certain products, such as its desktop computer inventory, compliant-tested in order to minimize the risks associated with reliance on vendor representations.

   The Company has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities. It has also contracted with a consultant that has significant utility and engineering expertise to assist with the embedded systems efforts. The Company has assessed the Year 2000 compliance status of its embedded systems, and it is beginning to test, repair or replace any critical equipment identified as not Year 2000 compliant. The Company's timetable for implementing compliant equipment will depend on the availability of compliant equipment.

   The Company currently has a written conceptual contingency plan to address risks to the Company created by the Company's or third parties' systems and embedded technology that are not Year 2000 compliant. It has engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures in the area of embedded systems equipment. The Company expects to complete its contingency plans for information technology and embedded systems, including critical third party disruptions, by April 1999, and such plans will be maintained and adjusted as necessary on an ongoing basis.

   The Company has contacted key suppliers to determine their Year 2000 compliance efforts. It has received written assurances from many key suppliers that they are making the necessary Year 2000 efforts, and it is in the process of following up with other key suppliers that did not respond to written inquiries. The Company is also contacting certain of its larger customers to determine their year 2000 readiness.

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

   The Company currently estimates that it will incur expenses of approximately $1.0 million through fiscal Year 1999 to complete its Year 2000 compliance efforts, in addition to the $4.6 million already incurred through December 31, 1998. This estimate does not include costs to repair or replace critical embedded systems equipment that is non-compliant, which has yet to be determined. Management does not expect the cost of the Company's Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of the Company.

Market Risk Management. The Company uses market risk sensitive financial instruments, including futures, forward contracts, and derivatives such as swaps and options, to manage its exposure to certain commodity price risks in its operations. These risks occur because of the changing prices of natural gas, crude oil, ethane, and propane. The Company's policy for risk management activities stipulates that such financial instruments are only to be used for hedging purposes. (See Note 2F of the Notes to Consolidated Financial Statements.) The Company monitors and controls derivative positions using a mark-to-market analysis. A sensitivity analysis has been prepared to estimate the Company's price exposure to the market risk of its natural gas commodity financial instruments. As of December 31, 1998, a 10% adverse movement in current prices would have reduced future earnings before income taxes by approximately $504,000.

   The Company's utility subsidiaries are not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges. However, in order to minimize the impact on customers of severe price spikes in gas supply costs, the Company did initiate a gas supply price protection financial trading strategy. Any gains or losses from financial trades are offset by related physical purchases.

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

   Peoples Energy Production has working interests in natural gas and crude oil producing properties. Using swaps and futures, approximately two-thirds of calendar years 1999 and 2000's production is hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal gain in value resulting from the financial transaction. As of December 31, 1998, the exposure from non-hedged production was immaterial to the consolidated financial statements.

   Peoples Energy Resources and Peoples Energy Services sell fixed price and capped price products. Both companies reduce risk through the use of fixed price supplier contracts and storage assets. As of December 31, 1998, exposure from these activities was not material.

   The Company is also exposed to credit risk when a hedging transaction counter party or supplier defaults on a contract to pay for or deliver product at an agreed-upon price. To mitigate this risk, the Company has established procedures to determine and monitor the creditworthiness of counter parties.

   Transactions are executed only with counter parties having strong credit ratings. Controls are also in place to limit dollar exposure and transaction term based upon creditworthiness. The Company does not expect any of the counter parties to fail to meet their contractual obligations with these controls in place.

   The Company's utility subsidiaries utilize long-term debt as a primary source of capital. Both variable and fixed rate debt instruments are utilized. The variable interest rate on the debt adjusts to reflect current market conditions annually on December
1. Subject to certain restrictions on optional redemptions, the fixed rate debt instruments can be refinanced at lower interest rates if the Company deems it to be economical. (See Note 4 of the Notes to Consolidated Financial Statements.)

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

   " Litigation concerning North Shore's liability for CERCLA response costs relating to a former mineral processing site in Denver, Colorado.

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

   Some of these uncertainties that may affect future results are discussed in more detail in the sections of "Item 1 - Business" of the Annual Report on Form 10-K captioned "Competition," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply." All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market
      Risk

   Quantitative and qualitative disclosures about market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management," and Note 2F of the Notes to Consolidated Financial Statements.


                  PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

               Exhibit
               Number      Description of Document

                10(a)	Firm Gas Transportation Agreement Under Rate
				Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Trasmission Company, dated November 1, 1998.


                10(b)	Firm Gas Transportation Agreement Under Rate
				Schedule FT-A or FT-G between North Shore Gas and Midwestern Gas Trasmission Company, dated November 1, 1998.

                10(c)	Rate Schedule QNT Quick Notice Transportation
				Service Agreement Between Peoples Gas and
				Trunkline Gas Company, dated November 1, 1998.

                10(d)	Severance Agreemnt Betweeen the Company and
				James M. Luebbers dated as of November 1, 1998.

                10(e)	Severance Agreemnt Betweeen the Company and
				Donald M. Field dated as of November 1, 1998.

		      27    Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
December 31, 1998

           None




                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of

1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.




                         Peoples Energy
                           Corporation
                          (Registrant)




February 11, 1999                By: /s/ J. M. LUEBBERS
        (Date)                             J. M. Luebbers
                                   Vice President and Controller





                         (Same as above)
                      Principal Accounting
                             Officer