Form 10-Q
period 1999-03-31
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 1999-05-13
CIK 77385, 77388, 110101

FORM 10-Q

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

  (Mark One)

           [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1999

                                 OR

           [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             Exact Name of Registrant as
             Specified in Charter, State of
             Incorporation, Address of
Commission   Principal Executive                   IRS Employer
File Number  Office and Telephone Number           Identification
Number
1-5540       PEOPLES ENERGY CORPORATION              36-2642766
             (an Illinois Corporation)
             130 East Randolph Drive, 24th Floor
             Chicago, Illinois  60601-6207
             Telephone (312) 240-4000

2-26983      THE PEOPLES GAS LIGHT AND COKE COMPANY  36-1613900
             (an Illinois Corporation)
             130 East Randolph Drive, 24th Floor
             Chicago, Illinois  60601-6207
             Telephone (312) 240-4000

2-35965      NORTH SHORE GAS COMPANY                 36-1558720
             (an Illinois Corporation)
             130 East Randolph Drive, 24th Floor
             Chicago, Illinois  60601-6207
             Telephone (312) 240-4000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and
(2) have been subject to such filing requirements for the past 90
days.  Yes [x]   No [  ]

Number of shares outstanding of each class of common stock as of April 30, 1999:

Peoples Energy Corporation Common Stock, No par value, 35,481,303 shares outstanding

The Peoples Gas Light and Coke Company    Common Stock, No par
                           value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company    Common Stock, No par value, 3,625,887
                           shares outstanding (all of which are
                           owned beneficially and of record by
                           Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.



PART I.  FINANCIAL INFORMATION
Item Financial Statements
                                                                                Peoples Energy Corporation
                                                                              CONSOLIDATED STATEMENTS OF INCOME
                                                                                          (Unaudited)

                                                        Three Months Ended         Six Months Ended            12 Months Ended
                                                            March 31,                  March 31,                  March 31,
                                                       1999          1998         1999         1998          1999           1998
                                                                            (Thousands, except per-share amounts)
OPERATING REVENUES                                  $500,787      $424,510     $814,245     $809,660     $1,142,642     $1,128,877

OPERATING EXPENSES:
Cost of energy sold                                  260,798       206,625      405,491      404,648        527,826        511,588
Operation and maintenance                             62,950        62,718      128,994      123,344        250,978        247,171
Depreciation, depletion and amortization              20,431        18,769       40,878       37,647         80,426         74,878
Taxes, other than income taxes                        52,211        50,233       87,147       90,777        126,469        132,023
     Total Operating Expenses                        396,390       338,345      662,510      656,416        985,699        965,660

OPERATING INCOME                                     104,397        86,165      151,735      153,244        156,943        163,217

OTHER INCOME
  AND (DEDUCTIONS)                                     3,556        (9,156)      (5,864)     (18,299)       (21,470)       (34,982)

EARNINGS BEFORE
  INCOME TAXES                                       107,953        77,009      145,871      134,945        135,473        128,235

INCOME TAXES                                          41,871        29,893       56,418       52,286         49,257         47,921

NET INCOME                                          $ 66,082      $ 47,116     $ 89,453     $ 82,659     $   86,216     $   80,314

Average Shares of Common
  Stock Outstanding                                   35,481        35,213       35,467       35,175         35,402         35,100

Basic Earnings Per Share
  of Common Stock                                   $   1.86      $   1.34     $   2.52     $   2.35     $     2.44     $     2.29

Diluted Earnings Per Share
  of Common Stock                                   $   1.86      $   1.34     $   2.52     $   2.35     $     2.43     $     2.29

Dividends Declared Per Share                        $   0.49      $   0.48     $   0.97     $   0.95     $     1.93     $     1.89

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        Peoples Energy Corporation

                        CONSOLIDATED BALANCE SHEETS


                                                                 March 31,               March 31,
                                                                  1999    September 30,    1998
                                                               (Unaudited)     1998    (Unaudited)
                                                                        (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost                 $2,272,817  $2,209,957 $2,145,934
Less - Accumulated depreciation, depletion and amortization        796,232     763,296    739,934
Net property, plant and equipment                                1,476,585   1,446,661  1,406,000
Other investments                                                   93,355      45,150     17,717
     Total Capital Investments - Net                             1,569,940   1,491,811  1,423,717

CURRENT ASSETS:
Cash and cash equivalents                                           58,734      10,622     62,903
Trust fund (See Note 4A)                                               788           -          -
Temporary cash investments                                           1,013       4,393     15,900
Receivables -
      Customers, net of allowance for uncollectible accounts
        of $ 23,734, $ 23,395, and $ 26,154, respectively          117,658      54,091    141,493
      Other                                                         39,500      27,662     40,388
Accrued unbilled revenues                                           80,493      23,477     65,031
Materials and supplies                                              17,629      18,246     21,415
Gas in storage                                                      22,936      90,790     34,799
Gas costs recoverable through rate adjustments                       1,792       4,462     13,181
Regulatory assets of subsidiaries                                    5,999       7,858      6,679
Prepayments                                                         83,095      71,114     56,939
     Total Current Assets                                          429,637     312,715    458,728

OTHER ASSETS:
Non-current regulatory assets of subsidiaries                       58,316      76,564     36,352
Deferred charges                                                    22,298      23,410     21,438
     Total Other Assets                                             80,614      99,974     57,790

     Total Properties and Other Assets                          $2,080,191  $1,904,500 $1,940,235

The Notes to Consolidated Financial Statements are an integral part of these statements.

								Peoples Energy Corporation

								CONSOLIDATED BALANCE SHEETS


                                                              March 31,                March 31,
                                                                1999    September 30,    1998
                                                             (Unaudited)    1998     (Unaudited)
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding 35,481,303, 35,401,992, and
       35,234,424 shares, respectively                       $  296,653  $  293,691  $  287,528
Retained earnings                                               504,078     449,059     486,228
Accumulated other comprehensive income (See Note 6)              (1,389)     (1,389)     (2,357)
     Total Common Stockholders' Equity                          799,342     741,361     771,399

Long-term debt of subsidiaries, exclusive of sinking
  fund payments and maturities due within one year              521,734     516,604     527,004
     Total Capitalization                                     1,321,076   1,257,965   1,298,403

CURRENT LIABILITIES:
Interim loans                                                    59,855       8,900         855
Accounts payable                                                142,324     123,383     128,649
Dividends payable on common stock                                17,386      16,977      16,911
Customer gas service and credit deposits                         37,959      48,942      27,837
Sinking fund payments and maturities due within one year
   Long-term debt of subsidiaries                                     -      10,400           -
Accrued taxes                                                    76,065      24,983      73,872
Gas sales revenue refundable through rate adjustments             4,547      11,028         227
Accrued interest                                                 10,453      10,821      10,606
Temporary LIFO liquidation credit                                25,784           -      42,203
     Total Current Liabilities                                  374,373     255,434     301,160

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation      280,337     270,730     259,559
Investment tax credits being amortized over
   the average lives of related property                         31,657      32,387      33,176
Other                                                            72,748      87,984      47,937
     Total Deferred Credits and Other Liabilities               384,742     391,101     340,672

     Total Capitalization and Liabilities                    $2,080,191  $1,904,500  $1,940,235

The Notes to Consolidated Financial Statements are an integral part of these statements.

                               Peoples Energy Corporation
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                           Six Months Ended
                                                                March 31,
                                                            1999      1998
                                                         (Thousands of Dollars)
Operating Activities:
Net Income                                                $ 89,453   $82,659
Adjustments to reconcile net income to net cash:
  Depreciation, depletion, and amortization                 40,878    37,647
  Deferred income taxes and investment tax credits - net     7,105     8,596
  Change in deferred credits and other liabilities         (13,463)      658
  Change in deferred charges                                16,553    (2,493)
  Change in current assets and liabilities:
    Receivables - net                                      (75,405)  (70,408)
    Accrued unbilled revenues                              (57,016)  (42,289)
    Materials and supplies                                     617    (2,030)
    Gas in storage                                          67,854    43,044
    Gas costs recoverable                                    2,670    (8,017)
    Regulatory assets                                        1,859     8,781
    Prepayments                                            (11,981)  (14,037)
    Accounts payable                                        18,941    (6,221)
    Customer gas service and credit deposits               (10,983)  (17,549)
    Accrued taxes                                           51,081    53,227
    Gas sales revenue refundable                            (6,481)  (14,667)
    Accrued interest                                          (368)     (193)
    Temporary LIFO liquidation credit                       25,784    42,203

  Net Cash Provided by Operating Activities                147,098    98,911

Investing Activities:
Capital expenditures of subsidiaries - construction        (53,658)  (38,715)
Other assets                                               (14,269)      127
Other capital investments                                  (48,274)   (1,435)
Other temporary cash investments                             3,380         -

  Net Cash Used in Investing Activities                   (112,821)  (40,023)

Financing Activities:
Issuance of long-term debt                                  30,035         -
Trust fund                                                    (788)        -
Interim loans - net                                         50,955    (1,955)
Retirement of long-term debt of subsidiaries               (35,305)        -
Dividends paid on common stock                             (34,024)  (33,009)
Proceeds from issuance of common stock                       2,962     5,681

  Net Cash Provided by (Used in) Financing Activities       13,835   (29,283)

Net Increase in Cash and Cash Equivalents                   48,112    29,605
Cash and Cash Equivalents at Beginning of Period            10,622    33,298

Cash and Cash Equivalents at End of Period                $ 58,734   $62,903

The Notes to Consolidated Financial Statements are an integral part of these statements.




                                                       The Peoples Gas Light and Coke Company
                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                    (Unaudited)

                                            Three Months Ended        Six Months Ended          12 Months Ended
                                                March 31,                 March 31,                 March 31,
                                           1999         1998         1999         1998         1999         1998
                                                                       (Thousands of Dollars)
OPERATING REVENUES                      $362,026     $348,402     $597,006     $655,368     $849,158     $929,025

OPERATING EXPENSES:
Gas costs                                158,143      158,137      249,459      302,216      325,682      388,482
Operation and maintenance                 52,711       53,685      107,895      105,292      208,977      212,225
Depreciation and amortization             17,056       16,722       34,207       33,501       68,458       66,672
Taxes, other than income taxes            46,899       45,435       78,242       82,219      113,324      119,800
     Total Operating Expenses            274,809      273,979      469,803      523,228      716,441      787,179

OPERATING INCOME                          87,217       74,423      127,203      132,140      132,717      141,846

OTHER INCOME
  AND (DEDUCTIONS)                         5,065       (8,431)      (3,168)     (16,604)     (17,652)     (31,086)

EARNINGS BEFORE
  INCOME TAXES                            92,282       65,992      124,035      115,536      115,065      110,760

INCOME TAXES                              35,747       25,593       47,907       44,712       41,383       41,276

NET INCOME APPLICABLE
  TO COMMON STOCK                       $ 56,535     $ 40,399     $ 76,128     $ 70,824     $ 73,682     $ 69,484


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                 The Peoples Gas Light and Coke Company

                                     CONSOLIDATED BALANCE SHEETS


                                                            March 31,               March 31,
                                                              1999   September 30,    1998
                                                          (Unaudited)    1998     (Unaudited)
                                                                (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost            $1,938,815 $1,888,025  $1,843,098
Less - Accumulated depreciation and amortization              680,745    654,262     635,695
 Net property, plant and equipment                          1,258,070  1,233,763   1,207,403
Other investments                                               8,820      9,745       5,290
     Total Capital Investments - Net                        1,266,890  1,243,508   1,212,693

CURRENT ASSETS:
Cash and cash equivalents                                      31,509      3,134      22,441
Temporary cash investments                                        500        500      15,500
Receivables -
  Customers, net of allowance for uncollectible accounts
    of $ 22,733, $ 22,613, and $ 25,285, respectively         105,627     50,280     128,407
  Other                                                        18,615     34,051      36,643
Accrued unbilled revenues                                      55,408     17,363      51,981
Materials and supplies, at average cost                        11,987     12,332      15,321
Gas in storage, at last-in, first-out cost                     14,787     75,767      31,318
Gas costs recoverable through rate adjustments                  1,790      3,847      11,741
Regulatory assets                                               5,434      6,651       5,724
Prepayments                                                    82,270     70,406      54,503
     Total Current Assets                                     327,927    274,331     373,579

OTHER ASSETS:
Non-current regulatory assets                                  39,172     52,670      30,366
Deferred charges                                               16,772     18,933      17,412
     Total Other Assets                                        55,944     71,603      47,778

     Total Properties and Other Assets                     $1,650,761 $1,589,442  $1,634,050

The Notes to Consolidated Financial Statements are an integral part of these statements.
<?TABLE>


                                   The Peoples Gas Light and Coke Company

                                        CONSOLIDATED BALANCE SHEETS


                                                             March 31,               March 31,
                                                               1999    September 30,   1998
                                                            (Unaudited)   1998      (Unaudited)
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 40,000,000 shares
   Outstanding 24,817,566 shares                            $  165,307  $  165,307  $  165,307
Retained earnings                                              464,452     418,601     450,580
Accumulated other comprehensive income (See Note 6)             (1,389)     (1,389)     (2,357)
  Total Common Stockholder's Equity                            628,370     582,519     613,530

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                  452,000     452,000     462,400
  Total Capitalization                                       1,080,370   1,034,519   1,075,930

CURRENT LIABILITIES:
Interim loans                                                      700       8,900         700
Accounts payable                                                90,095     100,522     105,409
Dividends payable on common stock                               14,394      13,898      15,883
Customer gas service and credit deposits                        34,082      43,237      24,791
Sinking fund payments and maturities, due within one year
    Long-term debt                                                   -      10,400           -
Accrued taxes                                                   70,984      25,708      67,342
Gas sales revenue refundable through rate adjustments            1,621       9,864          18
Accrued interest                                                 8,311       8,788       8,583
Temporary LIFO liquidation credit                               20,442           -      33,276
     Total Current Liabilities                                 240,629     221,317     256,002

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation     259,271     247,959     239,241
Investment tax credits being amortized over
   the average lives of related property                        28,294      28,951      29,654
Other                                                           42,197      56,696      33,223
     Total Deferred Credits and Other Liabilities              329,762     333,606     302,118

     Total Capitalization and Liabilities                   $1,650,761  $1,589,442  $1,634,050

The Notes to Consolidated Financial Statements are an integral part of these statements.


                    The Peoples Gas Light and Coke Company
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                          Six Months Ended
                                                              March 31,
                                                           1999      1998
                                                       (Thousands of Dollars)
Operating Activities:
Net Income                                                $76,128   $70,824
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                            34,207    33,501
  Deferred income taxes and investment tax credits - net    9,571     8,431
  Change in other deferred credits and other liabilities  (13,415)    1,703
  Change in other assets                                   12,851    (2,408)
  Change in current assets and liabilities:
    Receivables - net                                     (39,911)  (57,561)
    Accrued unbilled revenues                             (38,045)  (31,872)
    Materials and supplies                                    345    (2,096)
    Gas in storage                                         60,980    36,217
    Gas costs recoverable                                   2,057         -
    Regulatory assets                                       1,217     7,415
    Prepayments                                           (11,864)  (14,701)
    Accounts payable                                      (10,427)   (8,093)
    Customer gas service and credit deposits               (9,155)  (14,961)
    Accrued taxes                                          45,276    48,285
    Gas sales revenue refundable                           (8,243)  (22,880)
    Accrued interest                                         (477)     (180)
    Temporary LIFO liquidation credit                      20,442    33,276

  Net Cash Provided by Operating Activities               131,537    84,900

Investing Activities:
Capital expenditures - construction                       (42,076)  (32,608)
Other assets                                              (13,630)     (146)
Other capital investments                                     925       180

  Net Cash Used in Investing Activities                   (54,781)  (32,574)

Financing Activities:
Interim loans - net                                        (8,200)        -
Dividends paid on common stock                            (29,781)  (48,394)
Retirement of long-term debt                              (10,400)        -

  Net Cash Used in Financing Activities                   (48,381)  (48,394)

Net Increase in Cash and Cash Equivalents                  28,375     3,932
Cash and Cash Equivalents at Beginning of Period            3,134    18,509

Cash and Cash Equivalents at End of Period                $31,509   $22,441

The Notes to Consolidated Financial Statements are an integral part of these statements.




                                                              North Shore Gas Company
                                                           CONSOLIDATED STATEMENTS OF INCOME
                                                                        (Unaudited)

                                         Three Months Ended      Six Months Ended              12 Months Ended
                                               March 31,               March 31,                   March 31,
                                           1999        1998        1999         1998          1999          1998
                                                                       (Thousands of Dollars)
OPERATING REVENUES                      $60,565     $55,715     $97,813     $105,814       $136,205      $146,059

OPERATING EXPENSES:
Gas costs                                31,948      29,936      49,779       58,292         64,530        73,981
Operation and maintenance                 6,532       6,219      13,113       12,313         25,629        26,613
Depreciation                              2,100       1,986       4,199        4,017          8,234         7,969
Taxes, other than income taxes            5,127       4,748       8,471        8,452         12,416        12,030
     Total Operating Expenses            45,707      42,889      75,562       83,074        110,809       120,593

OPERATING INCOME                         14,858      12,826      22,251       22,740         25,396        25,466

OTHER INCOME
  AND (DEDUCTIONS)                       (1,189)     (1,297)     (2,442)      (2,692)        (4,525)       (4,832)

EARNINGS BEFORE
  INCOME TAXES                           13,669      11,529      19,809       20,048         20,871        20,634

INCOME TAXES                              5,347       4,492       7,705        7,800          8,029         7,871

NET INCOME APPLICABLE
  TO COMMON STOCK                       $ 8,322     $ 7,037     $12,104     $ 12,248       $ 12,842      $ 12,763

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          North Shore Gas Company

                        CONSOLIDATED BALANCE SHEETS


                                                            March 31,                March 31,
                                                              1999     September 30,   1998
                                                           (Unaudited)     1998     (Unaudited)
                                                                   (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost               $310,486     $304,487   $300,249
Less - Accumulated depreciation                                111,639      107,590    104,034
Net property, plant and equipment                              198,847      196,897    196,215
Other investments                                                   22           22         21
     Total Capital Investments - Net                           198,869      196,919    196,236

CURRENT ASSETS:
Cash and cash equivalents                                       12,953        4,666      6,621
Trust fund (See Note 4A)                                           788            -          -
Receivables
      Customers, net of allowance for uncollectible accounts
          of $ 790, $ 705, and $ 792, respectively              12,031        3,811     13,086
      Other                                                      1,800          828      2,392
Accrued unbilled revenues                                        9,053        2,629      7,971
Materials and supplies, at average cost                          2,551        2,729      2,910
Gas in storage, at last-in, first-out cost                       2,983        9,917      2,956
Gas costs recoverable through rate adjustments                       2          614      1,439
Regulatory assets                                                  565        1,208        955
Prepayments                                                        450          317        463
     Total Current Assets                                       43,176       26,719     38,793
OTHER ASSETS:
Non-current regulatory assets                                   19,144       23,895      5,987
Deferred charges                                                 3,179        3,730      3,418
     Total Other Assets                                         22,323       27,625      9,405
     Total Properties and Other Assets                        $264,368     $251,263   $244,434

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      North Shore Gas Company

                                    CONSOLIDATED BALANCE SHEETS


                                                            March 31,               March 31,
                                                              1999   September 30,    1998
                                                          (Unaudited)    1998     (Unaudited)
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 5,000,000 shares
   Outstanding 3,625,887 shares                             $ 24,757   $ 24,757    $ 24,757
Retained earnings                                             76,468     70,020      74,214
     Total Common Stockholder's Equity                       101,225     94,777      98,971

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                 69,734     64,604      64,604
     Total Capitalization                                    170,959    159,381     163,575

CURRENT LIABILITIES:
Accounts payable                                              14,409     22,953      19,723
Dividends payable on common stock                              2,502      2,429       2,828
Customer gas service and credit deposits                       3,877      5,705       3,046
Accrued taxes                                                  7,992      1,305       7,198
Gas sales revenue refundable through rate adjustments          2,926      1,163         209
Accrued interest                                               2,143      2,034       2,024
Temporary LIFO liquidation credit                              5,342          -       8,926
     Total Current Liabilities                                39,191     35,589      43,954

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation    21,372     23,052      20,821
Investment tax credits being amortized over
   the average lives of related property                       3,364      3,437       3,522
Other                                                         29,482     29,804      12,562
     Total Deferred Credits and Other Liabilities             54,218     56,293      36,905

     Total Capitalization and Liabilities                   $264,368   $251,263    $244,434

The Notes to Consolidated Financial Statements are an integral part of these statements.


                              North Shore Gas Company
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                           Six Months Ended
                                                               March 31,
                                                            1999      1998
                                                        (Thousands of Dollars)
Operating Activities:
Net Income                                                $12,104   $12,248
Adjustments to reconcile net income to net cash:
  Depreciation                                              4,199     4,017
  Deferred income taxes and investment tax credits - net   (2,423)      206
  Change in other deferred credits and other liabilities      348      (183)
  Change in other assets                                    5,302      (432)
  Change in current assets and liabilities:
    Receivables - net                                      (9,192)   (8,811)
    Accrued unbilled revenues                              (6,424)   (5,338)
    Materials and supplies                                    179        66
    Gas in storage                                          6,934     7,047
    Gas costs recoverable                                     612       397
    Regulatory assets                                         643     1,366
    Prepayments                                              (133)     (217)
    Accounts payable                                       (8,544)      839
    Customer gas service and credit deposits               (1,828)   (2,588)
    Accrued taxes                                           6,687     5,246
    Gas sales revenue refundable                            1,764      (202)
    Accrued interest                                          109       (13)
    Temporary LIFO liquidation credit                       5,342     8,926

  Net Cash Provided by Operating Activities                15,679    22,574

Investing Activities:
Capital expenditures - construction                        (5,511)   (5,832)
Other assets                                                 (639)      275

  Net Cash Used in Investing Activities                    (6,150)   (5,557)

Financing Activities:
Interim loans - net                                             -    (2,110)
Issuance of long-term debt                                 30,035         -
Dividends paid on common stock                             (5,584)   (8,630)
Retirement of long-term debt                              (24,905)        -
Trust fund                                                   (788)        -

  Net Cash Used in Financing Activities                    (1,242)  (10,740)

Net Increase in Cash and Cash Equivalents                   8,287     6,277
Cash and Cash Equivalents at Beginning of Period            4,666       344

Cash and Cash Equivalents at End of Period                $12,953   $ 6,621

The Notes to Consolidated Financial Statements are an integral part of these statements.



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

   This Quarterly Report on Form 10-Q is a combined report of Peoples Energy Corporation (Peoples Energy), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The accompanying consolidated financial statements and Notes to the Consolidated Financial Statements include the accounts of Peoples Energy and its wholly owned subsidiaries, Peoples Gas, North Shore Gas, Peoples District Energy Corporation, Peoples Energy Services Corporation, Peoples Energy Resources Corp., Peoples Energy Ventures Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from Peoples Energy's utility subsidiaries, Peoples Gas and North Shore Gas. Significant intercompany balances and transactions have been eliminated. Investments and partnerships for which Peoples Energy's subsidiaries have at least a 20% interest but less than a majority ownership are accounted for under the equity method. The statements have been prepared by Peoples Energy in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

   Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in Peoples Energy's, Peoples Gas' and North Shore Gas' Annual Reports on Form 10-K for the fiscal year ended September 30, 1998. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period.

   The business of Peoples Energy's utility subsidiaries is influenced by seasonal weather conditions because a large element of the utilities' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Accordingly, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.


2.  SIGNIFICANT ACCOUNTING POLICIES

2A.Regulated Operations

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

2B.Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, Peoples Energy, Peoples Gas, and North Shore Gas consider all short-term liquid investments with maturities of six months or less to be cash equivalents.

     Income taxes and interest paid were as follows:

For the six months  Peoples Energy  Peoples Gas   North Shore Gas
ended March 31,     1999    1998    1999    1998   1999    1998

Income taxes paid $21,753 $16,104 $16,454 $12,190 $4,858 $3,544

Interest paid      19,226  19,052  16,024  16,314  2,458  2,723

2C.Recovery of Gas Costs

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

   For each gas utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for fiscal years 1997 and 1998 are currently pending before the Commission.

2D.   Oil and Gas Exploration and Production Properties

   For oil and gas activities, Peoples Energy follows the full-cost method of accounting as prescribed by the SEC. Under the full-cost method, all costs directly associated with acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment of the assets is required to be charged to earnings in that quarter. Such a charge would have no effect on Peoples Energy's cash flow. For the periods presented, there was no such charge to income.

2E.   Accounting Standards

   On October 1, 1998, Peoples Energy and its subsidiaries adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes the standards for reporting and display of comprehensive income and its components in a full set of financial statements. The statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence as the other financial statements. (See Note 6.)

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

   Changes in the fair value of derivatives shall be recognized in the current period earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the current period's income statement.
SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. Peoples Energy expects to designate its derivative instruments as fair value hedges. The statement must be adopted no later than Peoples Energy's fiscal year 2000. Peoples Energy does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

2F.   Hedging Activities

   Peoples Energy has a formal risk management policy that establishes monitoring and control procedures for the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading solely to minimize risk, and not for any speculative purpose. Peoples Energy may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and/or volume fluctuations related to its business activities, including price risk related to the geographic location of the commodity (basis risk).

   Peoples Energy is accounting for all current derivative transactions through hedge accounting. These derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If Peoples Energy determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized in the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of March 31, 1999, Peoples Energy had open derivative financial instruments representing hedges of natural gas equivalent production of 3.9 Bcf. At March 31, 1999, Peoples Energy had no deferred gain or loss on the Consolidated Balance Sheet.


3.  ENVIRONMENTAL MATTERS

3A.  Former Manufactured Gas Plant Operations

   Peoples Gas and North Shore Gas, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, Peoples Gas and North Shore Gas might be required to undertake remedial action with respect to some of these materials. Three of the Manufactured Gas Sites are discussed in more detail below. Peoples Gas and North Shore Gas, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of an additional 31 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over an extended period of time.

   In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS is comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ,(CERCLA) with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and/or remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

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

   Peoples Gas has observed what appear to be gas purification wastes on a Manufactured Gas Site in Chicago, formerly called the 110th Street Station, and adjacent property (110th Street Station
Site). Peoples Gas has fenced the 110th Street Station Site and is conducting a study under the supervision of the IEPA to determine the feasibility of a limited removal action.

   The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 1999, the total of the costs deferred for Peoples Gas was $22.7 million; for North Shore Gas the total was $17.8 million; and for Peoples Energy on a consolidated basis the total deferred was $40.5 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at March 31, 1999 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at March 31, 1999 have not been reduced to reflect recoveries from other insurance carriers.

   Management believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission.

3B.  Former Mineral Processing Site in Denver, Colorado

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

3C.  Gasoline Release in Wheeling, Illinois

   In June 1995, North Shore Gas received a letter from the IEPA informing North Shore Gas that it was not in compliance with certain provisions of the Illinois Environmental Protection Act which prohibit water pollution within the State of Illinois. On November 14, 1995, the Illinois Attorney General filed a complaint in the Circuit Court of Cook County naming North Shore Gas and four other parties as defendants. The complaint alleges that the violations are the result of a gasoline release that occurred in Wheeling, Illinois, in June 1992, when a contractor who was installing a pipeline for North Shore Gas accidentally struck a gasoline pipeline owned by West Shore Pipeline Company. North Shore Gas is contesting this suit. North Shore Gas believes that a substantial portion of any costs incurred by it in connection with this matter are recoverable from its insurance carrier. Accordingly, management does not believe the outcome of this matter will have a material adverse effect on financial position or results of operations of Peoples Energy or North Shore Gas.


4.  LONG-TERM DEBT

4A.  Issuance of Bonds

   On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which were collateralized by an equal amount of North Shore Gas' 30-year first mortgage bonds, Series M. The net proceeds were deposited with a trustee to be used for the redemption of long-term debt, the payment of issuance costs and for the payment of certain construction expenditures.

4B.  Interest Rate Adjustments

   The rate of interest on the $27 million principal amount of the City of Chicago 1993 Series B Bonds, which are secured by an equal principal amount of Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1998 have been remarketed. The interest rate on the Series B Bonds will be
3.20 percent for the period December 1, 1998 through November 30, 1999.

   Peoples Gas classifies these adjustable-rate bonds as long-term liabilities, since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, Peoples Gas has established a line of credit with The Northern Trust Company which expires on January 31, 2001.

4C.  Bonds Redeemed

   On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series
W. On January 19, 1999, North Shore Gas redeemed, from a portion of the bond issuance proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which were secured by North Shore Gas' First Mortgage Bonds, Series K.


5.  EARNINGS PER SHARE

   Shares used to compute diluted earnings per share for Peoples
Energy are as follows:

                     Average Common Stock Shares (in thousands)
                   Three Months      Six Months      12 Months
                      Ended            Ended           Ended
March 31,            1999   1998    1999   1998    1999   1998
As reported shares  35,481 35,213  35,467 35,175  35,402 35,100
Effects of options       9     24      12     22      14     25
Diluted shares      35,490 35,237  35,479 35,197  35,416 35,125

   Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.



6.  COMPREHENSIVE INCOME

   SFAS No. 130, "Reporting Comprehensive Income," was adopted in fiscal 1999. This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes
in equity (other comprehensive income).   Comprehensive income
includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost. Peoples Energy and Peoples Gas have reported accumulated other comprehensive income in their respective Consolidated Balance Sheets.

   Comprehensive income for Peoples Energy for the three, six, and 12 months ended March 31, 1999 and 1998 is as follows:

                                       Three Months Ended  Six Months Ended   12 Months Ended
                                           March 31,          March 31,          March 31,
                                         1999      1998     1999      1998     1999     1998
Net income                              $66,082  $47,116   $89,453  $82,659   $86,216  $80,314

Other comprehensive income
        Minimum pension liability             -        -         -        -     1,604   (2,645)
        Income tax (expense)/benefit          -        -         -        -      (636)   1,049
Other comprehensive income, net of tax        -        -         -        -       968   (1,596)

Comprehensive Income                    $66,082  $47,116   $89,453  $82,659   $87,184  $78,718


   Comprehensive income for Peoples Gas for the three, six, and 12 months ended March 31, 1999 and 1998 is as follows:

                                    Three Months Ended    Six Months Ended  12 Months Ended
                                           March 31,          March 31,         March 31,
                                         1999     1998      1999    1998      1999     1998
Net income                             $56,535  $40,399   $76,128  $70,824   $73,682  $69,484

Other comprehensive income
 Minimum pension liability                   -        -         -        -     1,604   (2,645)
 Income tax (expense)/benefit                -        -         -        -      (636)   1,049
Other comprehensive income, net of tax       -        -         -        -       968   (1,596)

Comprehensive Income                   $56,535  $40,399   $76,128  $70,824   $74,650  $67,888

7. ELIMINATION OF DECOMMISSIONING RESERVE

In January, 1999, Peoples Gas eliminated a $ 13.0 million decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant. This elimination resulted in the recognition of $13.0 million in other income. Management has determined that it does not expect the plant's decommissioning costs to exceed amounts incurred to date.



Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

                      RESULTS OF OPERATIONS

PEOPLES ENERGY

Net Income

   Net income increased $19.0 million, to $66.1 million, for the current three-month period ended March 31, 1999, as a result of weather that was colder than in the prior period. Also contributing to the increase in net income was the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant, and increased earnings from the diversified energy subsidiaries.

   Net income increased $6.8 million, to $89.5 million, and $5.9 million, to $86.2 million, for the six- and 12-month periods ended March 31, 1999, respectively, as a result of the elimination of the decommissioning reserve, mentioned above, and an increase in diversified energy earnings. These beneficial effects were partially offset by increased operation and maintenance expenses. The 12 month period was also affected by weather that was almost 8% warmer than the prior period.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                   Three Months Ended Six Months Ended 12 Months Ended
                                     March 31, 1999   March 31, 1999    March 31, 1999
                             Over the Prior Period Over the Prior Period Over the Prior Period
(Thousands of dollars)               Amount      %   Amount     %    Amount     %
Operating revenues                  $76,277    18.0  $4,585    0.6  $13,765    1.2
Cost of energy sold                  54,173    26.2     843    0.2   16,238    3.2
Operation and maintenance expenses      232     0.4   5,650    4.6    3,807    1.5
Depreciation, depletion and
   amortization expense               1,662     8.9   3,231    8.6    5,548    7.4
Taxes, other than income taxes        1,978     3.9  (3,630)  (4.0)  (5,554)  (4.2)
Other income and deductions          12,712  (138.8) 12,435  (68.0)  13,512  (38.6)
Income taxes                         11,978    40.1   4,132    7.9    1,336    2.8
Net income                           18,966    40.3   6,794    8.2    5,902    7.3

Operating Revenues

   Gross revenues are affected by changes in the unit cost of the gas purchases of Peoples Gas and North Shore Gas and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. The direct customer purchases have no effect on net income because the utilities provide transportation service for such gas volumes and recover margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs.
(See Note 2C of the Notes to Consolidated Financial Statements.) The utilities' tariffs also provide for dollar-for-dollar recovery of the cost of revenue taxes and certain other charges imposed by the State of Illinois and various municipalities.

   Operating revenues increased $76.3 million, to $500.8 million, for the current three-month period, due primarily to weather that was more than 16 percent colder in the current period as well as an increase in revenues from Peoples Energy's diversified energy businesses. The increase in revenues was partially offset by the effects of lower unit costs of gas at the utilities.

   Operating revenues increased $4.6 million, to $814.2 million, and $13.8 million, to $1.1 billion, for the current six- and 12-month periods, respectively, due to increased revenues from Peoples Energy's diversified energy businesses. These increases were partially offset by the effects of lower unit costs of gas at the utilities. The 12-month period also reflects weather that was almost 8% warmer than in the prior period.

Cost of Energy Sold

   Cost of energy sold increased $54.2 million, to $260.8 million, $843,000, to $405.5 million, and $16.2 million, to $527.8 million, for the current three-, six- and 12-month periods, respectively, due to increased operating activity from the diversified energy businesses. The utilities experienced lower unit costs of gas in the current periods.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $232,000, to $63.0 million, for the current three-month period, due mainly to increases in labor costs ($1.6 million) and in environmental costs recovered through rates ($1.0 million). Partially offsetting these effects were a $642,000 decrease in the cost of group insurance, a $554,000 increase in pension credits and one-time costs associated with staff reductions in the prior period ($900,000).

   Operation and maintenance expenses increased $5.7 million, to $129.0 million, for the current six-month period, due primarily to a $2.8 million reduction in pension credits, a $2.7 million increase in labor costs, a $1.5 million increase in environmental costs recovered through rates, and a $1.4 million increase in the cost of outside professional services. These increases were offset, in part, by decreases in the cost of group insurance ($1.7 million) and in the provision for uncollectible accounts ($1.4 million).

   Operation and maintenance expenses increased $3.8 million, to $251.0 million, for the current 12-month period, due primarily to an increase in the cost of outside professional services ($5.1 million), an increase in environmental costs recovered through rates ($1.6 million), an increase in labor costs ($1.6 million), and a decrease in pension credits ($1.4 million). Partially offsetting these effects was a decrease of $3.7 million in the cost of group insurance and a decrease in the provision for uncollectible accounts ($2.1 million).

Depreciation, Depletion and Amortization Expense

   Depreciation, depletion and amortization expense increased $1.7 million, to $20.4 million, $3.2 million, to $40.9 million, and $5.5 million, to $80.4 million, for the current three-, six- and 12-month periods, respectively, due mainly to depreciable property additions and depletion expense attributable to new oil and gas working interests of Peoples Energy Production, a subsidiary of Peoples Energy Ventures.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes, increased $2.0 million, to $52.2 million, for the current three-month period, mainly due to an increase in revenue taxes associated with the increase in operating revenues caused by colder weather and to increases in severance taxes on oil and gas production. These taxes became effective in April 1998. Partially offsetting the increase in taxes was the effect on revenue and revenue taxes of lower unit costs of gas at the utilities.

   Taxes, other than income taxes, decreased $3.6 million, to $87.1 million, and $5.6 million, to $126.5 million, for the current six- and 12-month periods, respectively, due primarily to a decrease in revenue taxes related to the decline in utility operating revenues attributable to the warmer weather (12-month period only) and lower unit costs of gas. Somewhat offsetting this decrease in taxes was the increase in other taxes in the current periods due to the Supplemental Low Income Energy Assistance Charge and Renewable Energy Resource and Coal Technology Assessment Charge. These taxes became effective in January, 1998. Also offsetting the decrease in taxes, other than income taxes, were higher severance taxes applicable to oil and gas production that became effective in April 1998.

Other Income and Deductions

   Other income and deductions decreased $12.7 million, $12.4 million, and $13.5 million, for the current three-, six- and 12-month periods, respectively, primarily due to the elimination of a decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant. (See Note 7 of the Notes to Consolidated Financial Statements.)

Income Taxes

   Income taxes increased $12.0 million, to $41.9 million, $4.1 million, to $56.4 million, and $1.3 million, to $49.3 million, for the current three-, six- and 12-month periods, respectively, due primarily to higher pre-tax income. Partially offsetting the increase in income taxes in the 12-month period was the effect of a current period accrual adjustment.


PEOPLES GAS

Net Income

   Net income increased $16.1 million, to $56.5 million, for the current three-month period ended March 31, 1999, as a result of weather that was more than 16% colder than the prior period. Also contributing to the increase in net income was the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant.

   Net income increased $5.3 million, to $76.1 million, for the six month period ended March 31, 1999, primarily as a result of the elimination of the decommissioning reserve mentioned above. Partially offsetting this beneficial effect were the impacts on net income of decreased net profits on gas deliveries, a reduction in pension credits, higher costs of outside professional services, and higher labor costs.

   Net income increased $4.2 million, to $73.7 million, for the 12 month period ended March 31, 1999, primarily due to the elimination of the decommissioning reserve and to lower operation and maintenance expenses. Partially offsetting these favorable impacts were the effects of weather that was almost 8 percent warmer than the prior period.

Operating Revenues

   Gross revenues of Peoples Gas are affected by changes in the unit cost of gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from Peoples Gas. The direct customer purchases have no effect on net income because Peoples Gas provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because Peoples Gas' tariff provides for dollar-for-dollar recovery of gas costs. (See Note 2C of the Notes to Consolidated Financial Statements.) The tariff also provides for dollar-for-dollar recovery of the cost of revenue taxes and certain other charges imposed by the State of Illinois and the Ccity of Chicago.


   Operating revenues increased $13.6 million, to $362.0 million, for the current three-month period, due primarily to weather that was more than 16 percent colder in the current period, partially offset by a lower unit cost of gas in the current period.

   Operating revenues decreased $58.4 million, to $597.0 million, for the six month period ended March 31, 1999, due primarily to the lower unit cost of gas in the current period.

    Operating revenues decreased $79.9 million, to $849.2 million, for the 12 months ended March 31, 1999, due to weather that was almost 8% warmer than the prior period and to lower unit costs of gas in the current period.

Gas Costs

   Gas costs decreased $52.8 million, to $249.5 million, and $62.8 million, to $325.7 million, for the six- and 12-month periods, respectively, due to lower unit costs of gas in the current periods. Also affecting the 12 month period was the impact of weather that was almost 8% warmer than during the prior period.

Operation and Maintenance Expenses

   Operation and maintenance expenses decreased $974,000, to $52.7 million, for the current three-month period, primarily due to one-time charges incurred in the prior period associated with staff reductions ($900,000), increases in pension credits in the current period costs ($416,000), and a decrease in the cost of group insurance ($656,000) in the current period, partially offset by an increase in environmental costs recovered through rates ($728,000) and higher labor costs ($484,000).

   Operation and maintenance expenses increased $2.6 million, to $107.9 million, for the current six-month period, due mainly to an increase in the cost of outside professional services ($1.1 million), an increase in labor costs of $1.2 million, a decrease in pension credits ($2.8 million), and an increase in environmental costs recovered through rates ($991,000). These effects were partially offset by a reduction in the cost of group insurance ($1.6 million) and by a decline in the provision for uncollectible accounts ($1.5 million).

   Operation and maintenance expenses decreased $3.2 million, to $209.0 million, for the current 12-month period, due to a $3.4 million decline in the cost of group insurance, a $2.0 million decrease in the provision for uncollectible accounts, a reduction in labor costs of $1.0 million, and a reduction in the costs associated with liability insurance premiums and claim settlements ($651,000), and an increase in benefit costs capitalized, partially offset by an increase in the cost of outside professional services ($3.2 million), a reduction in pension credits ($2.0 million) and an increase in environmental costs recovered through rates ($906,000).

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $334,000, to $17.1 million, $706,000, to $34.2 million, and $1.8 million, to $68.5 million, for the current three-, six-, and 12-month periods, respectively, due mainly to depreciable property additions.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes increased $1.5 million, to $46.9 million, for the current three-month period, as a result of an increase in revenue taxes associated with the increase in operating revenues caused by colder weather, partially offset by the effects onin revenue and revenue taxes of a decrease in the unit cost of gas.

   Taxes, other than income taxes, decreased $4.0 million, to $78.2 million, and $6.5 million, to $113.3 million, for the current six- and 12-month periods, respectively, due primarily to a decrease in revenue taxes related to the decline in operating revenues attributable to lower unit costs of gas. In the case of the 12 months ended March 31, 1999, warmer weather also contributed to the decrease in revenue taxes. Somewhat offsetting these decreases in taxes were the increases in other taxes in the current periods due to the Supplemental Low Income Energy Assistance Charge and Renewable Energy Resource and Coal Technology Assessment Charge. These new taxes became effective in January, 1998.

Other Income and Deductions

   Other income and deductions decreased $13.5 million, $13.4 million, and $13.4 million, for the current three-, six- and 12-month periods, respectively, due to the elimination of a decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant. (See Note 7 of the Notes to Consolidated Financial Statements.)

Income Taxes

   Income taxes increased $10.2 million, to $35.7 million, $3.2 million, to $47.9 million, and $107,000, to $41.4 million, for the current three-, six- and 12-month periods, respectively, due primarily to higher pre-tax income. Also contributing to the 12-month period was the effect of a current period accrual adjustment.


NORTH SHORE GAS

Net Income

   Net income increased $1.3 million, to $8.3 million, for the three months ended March 31, 1999, due largely to weather that was more than 16% colder than the prior quarter.

   Net income decreased $144,000, to $12.1 million for the six months ended March 31, 1999, due primarily to increases in labor and other operation and maintenance expenses.

   Net income increased $79,000, to $12.8 million, for the 12-months ended March 31, 1999, due primarily to lower operation and maintenance expenses, partially offset by the effects of weather that was almost 8% warmer in the current period.

Operating Revenues

   Gross revenues of North Shore Gas are affected by changes in the unit cost of gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from North Shore Gas. The direct customer purchases have no effect on net income because North Shore Gas provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because North Shore Gas' tariff provides for dollar-for-dollar recovery of gas costs. (See Note 2C of the Notes to Consolidated Financial Statements.) The tariff also provides for dollar-for-dollar recovery of the cost of revenue taxes and certain other charges imposed by the State of Illinois and various municipalities.

   Operating revenues increased $4.9 million, to $60.6 million, for the current three-month period due primarily to weather that was more than 16 percent colder than the prior period, partially offset by a lower unit cost of gas in the current period.


   Operating revenues decreased $8.0 million, to $97.8 million, and $9.9 million, to $136.2 million, for the current six- and 12-month periods, respectively, due to the lower unit cost of gas in the current periods. For the 12-month period warmer weather also contributed to the decrease in operating revenues.

Gas Costs

   Gas costs increased $2.0 million, to $31.9 million, for the three-month period due mainly to increased sales resulting from colder weather, partially offset by the impact of a lower unit cost of gas.

   Gas costs decreased $8.5 million, to $49.8 million, and $9.5 million, to $64.5 million, respectively, for the six- and 12-month periods, primarily due to lower unit costs of gas. Also impacting the 12-month period was the effect of weather that was almost 8% warmer than the prior period.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $313,000, to $6.5 million, and $800,000, to $13.1 million, respectively, for the current three- and six-month periods, due primarily to increases in environmental costs recovered through rates ($299,000 and $470,000, respectively) along with increased labor costs ($102,000 and $160,000, respectively). Partially offsetting the increases in operation and maintenance expenses for the three-month period was an increase in pension credits ($171,000). Partially offsetting the increase in the six-month period was the effect of lower group insurance expenses ($221,000).

   Operation and maintenance expenses decreased $984,000, to $25.6 million, for the current 12-month period, due mainly to an increase in pension credits ($612,000), lower group insurance expenses ($398,000), a decrease in the cost of outside professional services ($173,000), and decreases in information systems costs. Increased environmental costs recovered through rates ($686,000) and higher labor costs ($230,000) partially offset these reductions.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $114,000, to $2.1 million, $182,000, to $4.2 million, and $265,000, to $8.2 million, in the current three-, six-, and 12-month periods, respectively, due mainly to depreciable property additions.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes increased $379,000, to $5.1 million, for the current three-month period, due largely to increased revenue taxes associated with the increase in operating revenues attributable to the colder weather experienced in the current period, partially offset by the effects on revenue and associated revenue taxes of lower unit costs of gas.

   Taxes, other than income taxes, increased $386,000, to $12.4 million, for the 12-months ended March 31, 1999, primarily due to increases in the Supplemental Low Income Energy Assistance Charge and the Coal Technology Assessment Charge which become effective in January, 1998 ($984,000). Partially offsetting the increase due to the new charges was a decrease in revenue taxes resulting from warmer weather and lower unit costs of gas.

Other Income and Deductions

   Other income and deductions decreased by $108,000, $250,000 and $307,000 for the current three-, six-, and 12-month periods, respectively, primarily due to lower interest expense on commercial paper, interest income accrued on the construction fund, and increased miscellaneous interest revenues. Partially offsetting these beneficial effects were a one-time increase in interest expense on long-term debt and the carrying charges on the insurance recovery applicable to environmental matters.


Other Matters

Accounting Standards.  In October 1998, Peoples Energy, Peoples
Gas and North Shore Gas adopted SFAS 130, "Reporting
Comprehensive Income." (See Notes 2E and 6 of the Notes to
Consolidated Financial Statements.)

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

     On April 16, 1999, in their reply briefs, Peoples Gas and Nnorth Shore Gas indicated their willingness to accept a fixed gas charges based on a historical test period. On April 30, 1999, the Hhearing Eexaminer issued a Pproposed Oorders, which accepted the proposal of Peoples Gas and North Shore Gas. The Commission must enter its final order by June 22, 1999.

Investment in Diversified Energy Businesses. Peoples Energy has a financial goal to derive 25% of its earnings from diversified energy businesses by the end of 2002.

   In accordance with this goal, Peoples Energy Production, as of March 31, 1999 has invested, had an investment in EnerVest Energy Partners and in several transactions had acquired a portfolio of oil and gas properties in the U.S. As of March 31, 1999, Peoples Energy Production had $20.2 million invested in a portfolio of oil and gas properties.

   Peoples Energy Resources is partnering with Dominion Energy, Inc. to own and operate a jointly-owned 600 megawatt electric generating peaking facility. The facility is scheduled to begin operation in June 1999. The entire output of the facility has been sold to two purchasers under multi-year contracts. Additionally, Peoples Energy Resources, through its subsidiary, Peoples Natural Gas Liquids, owns and operates a plant that gasifies natural gas liquids to support the sale of peaking services to area natural gas utilities and marketers. Peoples Energy Resources' investment in diversified energy businesses totaled $70.1 million as of March 31, 1999.

   Peoples Energy Services expanded its gas marketing customer base by buying the contract portfolios of various marketers. It also increased the number of its customers by participating in gas utility pilot programs and by improving its direct sales efforts. Peoples Energy Services recently entered into an agreement with Great Lakes Naval Training Center in Northeeastern Illinois. The agreement provides for the company to study, design and establish methodology to implement solutions to reduce energy needs throughout the Great Lakes complex. The company is preparing for participation in the power market as it opens up.

   Peoples Gas operates a pipeline hub that Hub Services provides a full range of storage and transportation services including parks and loans and hub-to-hub services to the wholesale gas marketing community. During the first six months ended March 31, 1999, the pipeline hubHub Services has generated gross revenues of $3.1 million.



                            OPERATING STATISTICS

   The following table represents margin components for Peoples Energy on a consolidated basis:


                                        Three Months Ended          Six Months Ended            12 Months Ended
                                             March 31,                   March 31,                   March 31,
                                        1999          1998          1999          1998           1999          1998
Revenues (thousands):
  Utility Gas Sales
    Residential                      $317,823      $301,597      $518,644      $570,318      $ 728,514     $ 795,242
    Commercial                         43,140        47,593        68,437        85,602         95,002       119,719
    Industrial                          8,444         9,180        12,947        16,552         17,342        22,272
                                      369,407       358,370       600,028       672,472        840,858       937,233

  Utility Transportation
    Residential                        15,652        13,411        26,828        24,258         38,403        35,650
    Commercial                         19,648        16,760        33,539        31,574         49,521        46,317
    Industrial                          8,931         8,377        15,992        16,373         26,891        28,394
    Contract Pooling                    3,346         2,483         7,092         5,968         10,496         8,507
    Other                                 301           101           550           533            774           533

                                       47,878        41,132        84,001        78,706        126,085       119,401

  Other Utility Revenues                4,827         4,176         9,803         9,060         16,475        16,414

  Diversified Energy Revenues          78,675        20,832       120,413        49,422        159,224        55,829


Total Operating Revenues              500,787       424,510       814,245       809,660      1,142,642     1,128,877
Less - Cost of Energy Sold            260,798       206,625       405,491       404,648        527,826       511,588

Gross Margin                         $239,989      $217,885      $408,754      $405,012      $ 614,816     $ 617,289

Utility Deliveries (MDth):
  Gas Sales
    Residential                        59,498        52,421        92,728        94,278        117,656       126,022
    Commercial                          8,601         9,046        13,251        15,488         17,262        21,833
    Industrial                          1,913         1,929         2,878         3,283          3,711         4,492
                                       70,012        63,396       108,857       113,049        138,629       152,347

  Transportation (a)
    Residential                        12,030        10,383        19,617        18,539         25,933        25,934
    Commercial                         17,926        14,819        29,591        27,460         41,929        39,149
    Industrial                         12,455        12,128        22,277        22,696         39,617        38,624
                                       42,411        37,330        71,485        68,695        107,479       103,707


  Total Utility Deliveries            112,423       100,726       180,342       181,744        246,108       256,054



  (a) Volumes associated with contract pooling revenues are included in their respective customer classes.


   The following table represents margin components for Peoples Gas:

                            Three Months Ended        Six Months Ended         12 Months Ended
                                March 31,                 March 31,                March 31,
                          1999         1998         1999         1998         1999         1998
Operating Revenues (thousands):
 Gas Sales
   Residential         $270,372     $258,194     $442,351     $487,850     $623,312     $683,092
   Commercial            35,719       40,931       56,799       73,361       79,201      103,199
   Industrial             6,646        7,500       10,200       13,647       13,784       18,685
                        312,737      306,625      509,350      574,858      716,297      804,976

 Transportation
   Residential           15,172       12,950       25,979       23,464       37,067       33,910
   Commercial            17,569       14,796       29,918       27,588       44,057       40,722
   Industrial             7,951        7,226       14,063       13,820       23,335       23,764
   Contract Pooling       3,178        2,301        6,761        5,532       10,094        7,636
   Other                    301          101          550          534          774          534

                         44,171       37,374       77,271       70,938      115,327      106,566

 Other                    5,118        4,403       10,385        9,572       17,534       17,483

Total Operating Revenues362,026      348,402      597,006      655,368      849,158      929,025
Less- Gas Costs         158,143      158,137      249,459      302,216      325,682      388,482

Gross Margin           $203,883     $190,265     $347,547     $353,152     $523,476     $540,543

Deliveries (MDth):
 Gas Sales
   Residential           49,829       44,248       77,748       79,664       98,551      106,493
   Commercial             6,983        7,709       10,792       13,169       14,129       18,676
   Industrial             1,483        1,563        2,235        2,687        2,909        3,750
                         58,295       53,520       90,775       95,520      115,589      128,919

 Transportation (a)
   Residential           11,699       10,088       19,076       18,097       25,196       24,595
   Commercial            15,635       12,722       25,765       23,405       36,523       34,053
   Industrial            10,702       10,373       18,877       19,214       33,589       32,334
                         38,036       33,183       63,718       60,716       95,308       90,982


 Total Deliveries        96,331       86,703      154,493      156,236      210,897      219,901



 (a) Volumes associated with contract pooling revenues are included in their respective customer classes.



   The following table represents margin components for North Shore Gas:


                                 Three Months Ended      Six Months Ended        12 Months Ended
                                    March 31,               March 31,                March 31,
                                1999        1998        1999        1998        1999          1998
Operating Revenues (thousands):
  Gas Sales
   Residential               $47,451     $43,402     $76,293     $82,468     $105,202     $112,150
   Commercial                  7,421       6,662      11,638      12,241       15,801       16,520
   Industrial                  1,798       1,680       2,747       2,905        3,558        3,587
                              56,670      51,744      90,678      97,614      124,561      132,257

  Transportation
   Residential                   480         461         849         794        1,336        1,740
   Commercial                  2,079       1,965       3,621       3,986        5,464        5,595
   Industrial                    980       1,151       1,929       2,553        3,556        4,630
   Contract Pooling              168         181         331         436          402          871

                               3,707       3,758       6,730       7,769       10,758       12,836

  Other                          188         213         405         431          886          966

Total Operating Revenues      60,565      55,715      97,813     105,814      136,205      146,059
Less- Gas Costs               31,948      29,936      49,779      58,292       64,530       73,981

Gross Margin                 $28,617     $25,779     $48,034     $47,522     $ 71,675     $ 72,078

Deliveries (MDth):
  Gas Sales
   Residential                 9,669       8,173      14,980      14,614       19,105       19,529
   Commercial                  1,618       1,337       2,459       2,319        3,133        3,157
   Industrial                    430         366         643         596          802          742
                              11,717       9,876      18,082      17,529       23,040       23,428

  Transportation (a)
   Residential                   331         295         541         442          737        1,339
   Commercial                  2,291       2,097       3,826       4,055        5,406        5,096
   Industrial                  1,753       1,755       3,400       3,482        6,028        6,290
                               4,375       4,147       7,767       7,979       12,171       12,725


  Total Deliveries            16,092      14,023      25,849      25,508       35,211       36,153


 (a) Volumes associated with contract pooling revenues are included in their respective customer classes.


                 LIQUIDITY AND CAPITAL RESOURCES

Bonds Issued. On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which were collateralized by an equal amount of North Shore Gas' 30-year first mortgage bonds, Series M. The net proceeds were deposited with a trustee to be used for the redemption of long-term debt, the payment of issuance costs, and for the payment of certain construction expenditures. (See Note 4A of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W. (See Note 4C of the Notes to Consolidated Financial Statements.) On January 19, 1999, North Shore Gas redeemed, from a portion of the proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which were secured by North Shore Gas' First Mortgage Bonds, Series K.

Environmental Matters. Peoples Energy's utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

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

Credit Lines. Peoples Energy has lines of credit totaling $170.0 million. At March 31, 1999, Peoples Energy had unused credit available of $108.7 million. Peoples Gas and North Shore Gas have lines of credit totaling $119.0 million of which North Shore Gas may borrow up to $30 million. At March 31, 1999, Peoples Gas and North Shore Gas had unused credit available from banks of $118.2 million of which $30 million was available to North Shore Gas.

Interest Coverage.  The fixed charges coverage ratios for Peoples
Gas for the 12 months ended March 31, 1999, and for fiscal 1999 and 1998 were 4.40, 4.15, and 5.01, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 5.12, 5.07, and 5.74, respectively.


Dividends. On February 3, 1999, the Directors of Peoples Energy voted to increase the regular quarterly dividend on Peoples Energy's common stock to 49 cents per share from the 48 cents per share previously in effect. The annualized dividend rate now amounts to $1.96 per share.

Year 2000 Readiness. Peoples Energy, Peoples Gas and North Shore Gas began their efforts to assess the Year 2000 compliance of their mainframe computer systems in March 1996. Peoples Energy and North Shore Gas obtain their information technology services from Peoples Gas. The following discussion applies to Peoples Energy, Peoples Gas and North Shore Gas.


     Peoples Energy has developed a comprehensive Year 2000 readiness plan that incorporates all of its information technology systems, including computer hardware and software, and its embedded systems equipment, including telecommunications equipment. The plan also includes a review by Peoples Energy of the Year 2000 compliance efforts of its key suppliers and customers and Year 2000 contingency planning. Peoples Energy' is company-wide Year 2000 effort includes Peoples Energy's wholly owned subsidiaries, as well as various joint ventures, and utilizes a combination of consultants and employees of Peoples Energy's subsidiaries.

   For all internal information technology systems developed by Peoples Energy, Year 2000 compliance efforts proceed through the following phases: inventory, assessment, remediation (which includes replacement where appropriate), testing, and implementation. Rather than completing each phase for all systems prior to proceeding to the next phase, Peoples Energy progresses through all phases on a system-by-system basis, gradually implementing each fully-compliant system.

   As of March 31, 1999, 22 of Peoples Energy's 38 mainframe applications have been fully remediated, tested and implemented, and eight have been (or are in the process of being) eliminated. The eight remaining mainframe applications are scheduled to be replaced by Peoples Energy's new customer information system, but some will be remediated for contingency planning purposes only. Additionally, all mainframe system modules have been remediated and tested. Many of Peoples Energy's non-mainframe applications, spreadsheets and interfaces have also reached the implementation stage, and most others are in the remediation phase. Once a fully-tested application has been implemented, Peoples Energy employees follow established procedures to maintain the compliance of the implemented application. Peoples Energy also has retained a quality assurance expert to ensure that any subsequent modifications to the application do not impact its compliant status. Peoples Energy has implemented all critical internal applications, other than the customer information system to be used by Peoples Gas and North Shore Gas, and all non-critical internal applications; Peoples Energy expects to complete installation and testing of the customer information system by the end of fiscal year 1999.

   As part of its Year 2000 Project, Peoples Energy has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of March 31, 1999, Peoples Energy has received responses from 88% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. Peoples Energy also has tested its desktop computer inventory and believes that its mission critical desktop hardware and software is Year 2000 ready in all material respects.

   Peoples Energy has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities. It has also contracted with a consultant that has significant utility and engineering expertise to assist with the embedded systems efforts. Peoples Energy has assessed the Year 2000 compliance status of its embedded systems, and it is testing, repairing or replacing any critical equipment identified as not Year 2000 ready. Peoples Energy's timetable for implementing Year 2000 ready equipment will depend on a variety of factors, including the availability of compliant equipment, the relative importance of such systems to Peoples Energy's businesses, and seasonal maintenance schedules. Peoples Energy expects to complete remediation, testing and implementation of all embedded systems by the end of fiscal year 1999.

   Peoples Energy currently has a written conceptual contingency plan to address risks to Peoples Energy created by Peoples Energy's or third parties' systems and embedded technology that are not Year 2000 compliant. It has engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures. Peoples Energy has completed its contingency plans for mission-critical processes and such plans will be maintained and adjusted as necessary on an ongoing basis.

   Peoples Energy has contacted key suppliers to determine their Year 2000 compliance efforts. It is in the process of following up with certain critical suppliers for contingency planning purposes. Peoples Energy has also contacted certain of its major customers to determine their Year 2000 readiness.

   Essential elements of Peoples Energy's business are dependent on certain key third parties (for example, interstate pipeline companies, natural gas suppliers, banks, electric utilities and telecommunication companies). A material failure by any such key third party could significantly disrupt Peoples Energy's business. With respect to operations over which it has direct control, management perceives that the most significant potential risks in the event that its Year 2000 readiness efforts are not completed timely (which is not expected to occur) to be an adverse effect on the ability of the utility subsidiaries to use information systems and electronic devices to respond appropriately to customers requests for information and assistance. Peoples Energy is in the process of detailing and finalizing contingency plans to address these potential disruptions and risks .

   Peoples Energy currently estimates that it will incur expenses of approximately $1.2 million through fiscal Year 1999 to complete its Year 2000 compliance efforts, in addition to the $5.6 million already incurred through March 31, 1999. This estimate does not include costs to repair or replace critical embedded systems equipment that is non-compliant, which has yet to be determined. Management does not expect the cost of Peoples Energy's Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of Peoples Energy.

Market Risk Management. Peoples Energy uses market risk sensitive financial instruments, including futures, forward contracts, and derivatives such as swaps and options, to manage its exposure to certain commodity price risks in its subsidiaries' operations. These risks occur because of the changing prices of natural gas, crude oil, ethane, and propane. Peoples Energy's policy for risk management activities stipulates that such financial instruments are only to be used for hedging purposes. (See Note 2F of the Notes to Consolidated Financial Statements.) Peoples Energy monitors and controls derivative positions using a mark-to-market analysis. A sensitivity analysis has been prepared to estimate Peoples Energy's price exposure to the market risk of its natural gas commodity financial instruments. As of March 31, 1999, a 10% adverse movement in current prices would have reduced future earnings before income taxes by approximately $467,000.

   Peoples Energy's utility subsidiaries are not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges. However, Peoples Energy entered into contracts to fix prices for less than 1% of its utility gas supplies. Any gains or losses from financial trades are deferred until they can be offset by related physical purchases. As of March 31, 1999, Peoples Energy had no open financial positions related to this strategy.

   Investments by Peoples Energy's diversified energy subsidiaries are subject to a thorough analysis of related market risk and an acceptable plan for each investment is formulated to manage this risk. After a risk management program for the investment is approved, both operating unit and Peoples Energy's senior management are kept apprised of any remaining market risk through daily mark-to-market reports.

   Peoples Energy Production has working interests in natural gas and crude oil producing properties. Using swaps and futures, approximately two-thirds of calendar years 1999 and 2000's production is hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal gain in value resulting from the financial transaction. As of March 31, 1999, the exposure from non-hedged production was immaterial to the consolidated financial statements.

   Peoples Energy Resources and Peoples Energy Services sell fixed price and capped price products. Both companies reduce risk through the use of fixed price supplier contracts and storage assets. As of March 31, 1999, exposure from these activities was not material.

   Peoples Energy is also exposed to credit risk when a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at an agreed-upon price. To mitigate this risk, Peoples Energy has established procedures to determine and monitor the creditworthiness of counterparties. Transactions are executed only with counterparties having strong credit ratings. Controls are also in place to limit dollar exposure and transaction term based upon creditworthiness. Peoples Energy does not expect any of the counterparties to fail to meet their contractual obligations with these controls in place.

   Peoples Energy's utility subsidiaries utilize long-term debt as a primary source of capital. Both variable and fixed rate debt instruments are utilized. The variable interest rate on the debt adjusts to reflect current market conditions annually on December 1. Subject to certain restrictions on optional redemptions, the fixed rate debt instruments can be refinanced at lower interest rates if Peoples Energy deems it to be economical. (See Note 4B of the Notes to Consolidated Financial Statements.)

Forward-Looking Information. Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) contains statements that may be considered forward-looking, such as the statement of Peoples Energy's financial goal regarding earnings from diversified businesses, the effect of weather on net income, cash position and coverage ratios, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the utility subsidiaries, environmental matters, and the discussion concerning year 2000 readiness of information systems. These statements speak of Management's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

   "    The future health of the U.S. and Illinois economies.

   "    The timing and extent of changes in energy commodity prices and interest rates.

   "    Litigation concerning North Shore's liability for CERCLA
     response costs relating to a former mineral processing site in Denver, Colorado.

   "    Regulatory developments in the U.S., Illinois and other
     states where Peoples Energy has investments.

   "
     Changes in the nature of Peoples Energy's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors.

   "    Peoples Energy's success in identifying diversified energy investments on financially acceptable terms and generating earnings from those investments in a reasonable time.

"    The ability of various vendors and others with whom Peoples
Energy and its subsidiaries electronically interacts to complete year 2000 systems modification efforts on a timely basis and in a manner that allows them to continue normal business transactions with Peoples Energy and its subsidiaries without disruption.

   Some of these uncertainties that may affect future results are discussed in more detail in the sections of "Item 1 - Business" of the Peoples Energy Annual Report on Form 10-K captioned "Competition," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply." All forward-looking statements included in this MD&A are based upon information presently available, and Peoples Energy assumes no obligation to update any forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures about Market
      Risk

   Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management" and Note 2F of the Notes to Consolidated Financial Statements.


                  PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

   See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.


Item 4. Submission of Matters to a Vote of Security Holders

   Peoples Energy Corporation:

     a. Peoples Energy held its Annual Meeting of Shareholders on February 26, 1999.

     b. The following matters were voted upon at the Annual
Meeting of Shareholders.
        There were no broker non-votes with respect to any matters voted upon.

        1. The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: James R. Boris, William J. Brodsky, Pastora San Juan Cafferty, Homer J. Livingston, Jr., Lester H. McKeever, Jr., William G. Mitchell, Thomas M. Patrick, Richard E. Terry, Richard P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:

                                       FOR          WITHHELD
        James R. Boris . . . . . .29,754,470          333,128
        William J. Brodsky . . .  29,790,374          333,128
        Pastora San Juan Cafferty 29,732,880          333,128
        Homer J. Livingston, Jr. .29,769,020          333,128
        Lester H. McKeever, Jr. . 29,341,510          333,128
        William G. Mitchell . . ..29,706,996          333,128
        Thomas M. Patrick . . . ..29,793,280          333,128
        Richard E. Terry . . . . .29,746,812          333,128
        Richard P. Toft . . . . ..29,758,198          333,128
        Arthur R. Velasquez . . . 29,743,183          333,128

        2. A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for Peoples Energy and its subsidiaries for the fiscal year ending September 30, 1999. The Inspectors of Election certified the following vote tabulations:

               FOR            AGAINST   ABSTAIN
            30,120,253        301,603    230,653

   The Peoples Gas Light and Coke Company:

     a. On March 25, 1999, the following persons were elected Directors of Peoples Gas and comprise the entire Board of Directors of Peoples Gas: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry.

     b. The following matter was voted upon at the Annual Meeting of Shareholders.
        There were no broker non-votes with respect to any matters voted upon.

        1. The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry. The Secretary of Peoples Gas certified the following vote tabulations:

                                       FOR          WITHHELD
        Donald M. Field . . . . .. . 24,817,566          0
        James Hinchliff . . . . .. . 24,817,566          0
        James M. Luebbers . . . .  . 24,817,566          0
        Thomas M. Patrick . . . .  . 24,817,566          0
        Richard E. Terry . . . . . . 24,817,566          0


   North Shore Gas Company:

     a. On March 25, 1999, the following persons were elected Directors of North Shore Gas and comprise the entire Board of Directors of North Shore Gas: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry.

     b. The following matter was voted upon at the Annual Meeting of Shareholders.
        There were no broker non-votes with respect to any matters voted upon.

        1. The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry. The Secretary of North Shore Gas certified the following vote tabulations:

                                       FOR          WITHHELD
        Donald M. Field  . . . . . . 3,625,887           0
        James Hinchliff  . . . . . . 3,625,887           0
        James M. Luebbers    . . . . 3,625,887           0
        Thomas M. Patrick .  . . . . 3,625,887           0
        Richard E. Terry . . . . . . 3,625,887           0


Item 6. Exhibits and Reports on Form 8-K

   Peoples Energy Corporation:

        a. Exhibits

               Exhibit
               Number
Description of Document

                3(a)Amendment to the By-Laws of the Registrant
                     dated February 26, 1999

                3(b)By-Laws of the Registrant, as amended,
                     dated February 26, 1999

                27  Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
March 31, 1999

               None


   The Peoples Gas Light and Coke Company:

        a. Exhibits

               Exhibit
               Number
Description of Document

                27  Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
March 31, 1999

               None


   North Shore Gas Company:

        a. Exhibits

               Exhibit
               Number
Description of Document

                4        Supplemental Indenture dated December
                     1, 1998

                27  Financial Data Schedule

        b. Reports on Form 8-K filed during the quarter ended
March 31, 1999

               None


                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   Peoples Energy Corporation
                          (Registrant)


  May 13, 1999                     By: /s/ J. M. LUEBBERS
      (Date)                               J. M. Luebbers
                                   Vice President and Controller

                         (Same as above)
                      Principal Accounting
                             Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    The Peoples Gas Light and
                          Coke Company
                          (Registrant)


  May 13, 1999                     By: /s/ J. M. LUEBBERS
   (Date)                                 J. M. Luebbers
                                   Vice President and Controller

                         (Same as above)
                      Principal Accounting
                             Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     North Shore Gas Company
                          (Registrant)


 May 13, 1999                      By: /s/ J. M. LUEBBERS
   (Date)                                  J. M. Luebbers
                                   Vice President and Controller

                         (Same as above)
                      Principal Accounting
                             Officer