Form 10-Q
period 1999-06-30
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 1999-08-13
CIK 77385, 77388, 110101

FORM 10-Q

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1999

                                 OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


             Exact Name of Registrant as
             Specified in Charter, State of
             Incorporation, Address of
Commission   Principal Executive                IRS Employer
File Number  Office and Telephone Number        Identification
                                                Number

   1-5540    PEOPLES ENERGY CORPORATION               36-2642766
             (an Illinois Corporation)
             130 East Randolph Drive, 24th
             Floor
             Chicago, Illinois  60601-6207
             Telephone (312) 240-4000

   2-26983   THE PEOPLES GAS LIGHT AND COKE           36-1613900
             COMPANY
             (an Illinois Corporation)
             130 East Randolph Drive, 24th
             Floor
             Chicago, Illinois  60601-6207
             Telephone (312) 240-4000

   2-35965   NORTH SHORE GAS COMPANY                  36-1558720
             (an Illinois Corporation)
             130 East Randolph Drive, 24th
             Floor
             Chicago, Illinois  60601-6207
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (July 31, 1999):

Peoples Energy Corporation  Common Stock, No par value, 35,489,242 shares outstanding

The Peoples Gas Light and   Common Stock, No par value, 24,817,566
Coke Company                shares outstanding (all of which are
                            owned beneficially and of record by
                            Peoples Energy Corporation)

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





                                    PART I.  FINANCIAL INFORMATION
Item Financial Statements
                                                     Peoples Energy Corporation
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                               (Unaudited)

                                                   Three Months Ended        Nine Months Ended      12 Months Ended
                                                        June 30,                 June 30,                June 30,
                                                   1999         1998         1999        1998       1999          1998
                                                                (Thousands, except per-share amounts)
OPERATING REVENUES                              $218,729   $198,294    $1,022,503   $1,005,833    $1,149,399   $1,122,606

OPERATING EXPENSES:
Cost of energy sold                               98,716     78,783       493,737      481,309       534,082      515,598
Operation and maintenance                         61,949     59,525       190,942      182,869       253,401      247,998
Depreciation, depletion and amortization          20,235     19,411        61,113       57,058        81,250       75,640
Taxes, other than income taxes                    24,651     22,621       111,798      113,398       128,498      129,144
     Total Operating Expenses                    205,551    180,340       857,590      834,634       997,231      968,380

OPERATING INCOME                                  13,178     17,954       164,913      171,199       152,168      154,226

OTHER INCOME
  AND (DEDUCTIONS)                                 3,075      1,205        17,724        3,072        19,937        4,165

INTEREST EXPENSE                                   9,074      9,493        29,587       29,659        39,119       39,181

EARNINGS BEFORE
  INCOME TAXES                                     7,179      9,666       153,050      144,612       132,986      119,210

INCOME TAXES                                         187      1,660        56,606       53,946        47,784       42,624

NET INCOME                                      $  6,992   $  8,006    $   96,444   $   90,666    $   85,202   $   76,586

Average Shares of Common
  Stock Outstanding                               35,485     35,293        35,473       35,216        35,449       35,176

Basic Earnings Per Share
  of Common Stock                               $   0.20   $   0.23    $     2.72   $     2.57    $     2.40   $     2.18

Diluted Earnings Per Share
  of Common Stock                               $   0.20   $   0.23    $     2.72   $     2.57    $     2.40   $     2.18

Dividends Declared Per Share                    $   0.49   $   0.48    $     1.46   $     1.43    $     1.94   $     1.90

The Notes to Consolidated Financial Statements are an integral part of these statements.




                         Peoples Energy Corporation

                         CONSOLIDATED BALANCE SHEETS


                                                                    June 30,                    June 30,
                                                                      1999      September 30,     1998
                                                                   (Unaudited)      1998       (Unaudited)
                                                                            (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost                    $ 2,314,057   $2,209,957   $ 2,166,314
Less - Accumulated depreciation, depletion and amortization            810,620      763,296       751,727
Net property, plant and equipment                                    1,503,437    1,446,661     1,414,587
Other investments                                                      110,324       45,150        18,326
     Total Capital Investments - Net                                 1,613,761    1,491,811     1,432,913

CURRENT ASSETS:
Cash and cash equivalents                                               29,402       10,622        53,605
Temporary cash investments                                              38,016        4,393        40,500
Receivables -
      Customers, net of allowance for uncollectible accounts
        of $22,498, $23,395, and $24,453, respectively                  69,370       54,091        83,506
      Other                                                             37,049       27,662        30,449
Accrued unbilled revenues                                               33,460       23,477        24,908
Materials and supplies                                                  17,160       18,245        19,612
Gas in storage                                                          37,483       90,790        62,770
Gas costs recoverable through rate adjustments                           8,810        4,462         3,158
Regulatory assets of subsidiaries                                        5,531        7,859         6,678
Prepayments                                                             86,749       71,114        65,710
     Total Current Assets                                              363,030      312,715       390,896

OTHER ASSETS:
Non-current regulatory assets of subsidiaries                           57,345       76,564        44,190
Deferred charges                                                        23,659       23,410        28,019
     Total Other Assets                                                 81,004       99,974        72,209

     Total Properties and Other Assets                             $ 2,057,795   $1,904,500   $ 1,896,018

The Notes to Consolidated Financial Statements are an integral part of these statements.



                                             Peoples Energy Corporation

                                             CONSOLIDATED BALANCE SHEETS


                                                                June 30,                 June 30,
                                                                  1999    September 30,    1998
                                                              (Unaudited)     1998      (Unaudited)
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
   Authorized 60,000,000 shares
   Outstanding 35,489,242, 35,401,992, and
       35,320,844 shares, respectively                        $  296,681   $  293,691   $  290,792
Retained earnings                                                493,681      449,059      477,290
Accumulated other comprehensive income (See Note 6)               (1,389)      (1,389)      (2,357)
     Total Common Stockholders' Equity                           788,973      741,361      765,725

Long-term debt of subsidiaries, exclusive of sinking
  fund payments and maturities due within one year               521,734      516,604      527,004
     Total Capitalization                                      1,310,707    1,257,965    1,292,729

CURRENT LIABILITIES:
Interim loans                                                     75,540        8,900          814
Accounts payable                                                 144,656      123,381      134,208
Dividends payable on common stock                                 17,390       16,977       16,942
Customer gas service and credit deposits                          35,297       48,942       27,645
Sinking fund payments and maturities due within one year
   Long-term debt of subsidiaries                                      -       10,400            -
Accrued taxes                                                     59,906       24,985       49,515
Gas sales revenue refundable through rate adjustments              2,949       11,028        6,377
Accrued interest                                                   7,481       10,821        7,422
Temporary LIFO liquidation credit                                 13,870            -        4,546
     Total Current Liabilities                                   357,089      255,434      247,469

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation       285,195      270,730      266,543
Investment tax credits being amortized over
   the average lives of related property                          31,293       32,387       32,778
Other                                                             73,511       87,984       56,499
     Total Deferred Credits and Other Liabilities                389,999      391,101      355,820

     Total Capitalization and Liabilities                     $2,057,795   $1,904,500   $1,896,018

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                    Peoples Energy Corporation
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                          Nine Months Ended
                                                                            June 30,
                                                                              1999            1998
                                                                          (Thousands of Dollars)
Operating Activities:
Net Income                                                                 $ 96,444       $  90,666
Adjustments to reconcile net income to net cash:
  Depreciation, depletion, and amortization                                  61,113          57,058
  Deferred income taxes and investment tax credits - net                     10,985          14,079
  Change in deferred credits and other liabilities                          (12,086)         10,323
  Change in deferred charges                                                 14,760         (18,315)
  Change in current assets and liabilities:
    Receivables - net                                                       (24,666)         (2,483)
    Accrued unbilled revenues                                                (9,983)         (2,166)
    Materials and supplies                                                    1,085            (226)
    Gas in storage                                                           53,307          15,073
    Gas costs recoverable                                                    (4,348)          2,006
    Regulatory assets                                                         2,328           8,781
    Prepayments                                                             (15,635)        (22,808)
    Accounts payable                                                         21,275            (662)
    Customer gas service and credit deposits                                (13,645)        (17,741)
    Accrued taxes                                                            34,921          28,870
    Gas sales revenue refundable                                             (8,079)         (8,517)
    Accrued interest                                                         (3,340)         (3,378)
    Temporary LIFO liquidation credit                                        13,870           4,546

  Net Cash Provided by Operating Activities                                 218,306         155,106

Investing Activities:
Capital expenditures                                                       (113,579)        (65,172)
Capital investments                                                         (65,368)         (2,055)
Special deposits                                                                 94               -
Other temporary cash investments                                            (33,624)        (24,600)

  Net Cash Used in Investing Activities                                    (212,477)        (91,827)

Financing Activities:
Issuance of long-term debt                                                   30,035               -
Interim loans - net                                                          66,640          (1,996)
Retirement of long-term debt of subsidiaries                                (35,305)              -
Dividends paid on common stock                                              (51,410)        (49,921)
Proceeds from issuance of common stock                                        2,991           8,945

  Net Cash Provided by (Used in) Financing Activities                        12,951         (42,972)

Net Increase in Cash and Cash Equivalents                                    18,780          20,307
Cash and Cash Equivalents at Beginning of Period                             10,622          33,298

Cash and Cash Equivalents at End of Period                                 $ 29,402       $  53,605

The Notes to Consolidated Financial Statements are an integral part of these statements.




                         The Peoples Gas Light and Coke Company
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                 Three Months Ended   Nine Months Ended     12 Months Ended
                                       June 30,             June 30,           June 30,
                                    1999     1998       1999      1998      1999      1998
                                                    (Thousands of Dollars)
OPERATING REVENUES               $147,241  $157,364   $744,247  $812,732  $839,035  $909,081

OPERATING EXPENSES:
Gas costs                          44,166    53,633    293,626   355,849   316,215   379,696
Operation and maintenance          50,405    49,987    158,299   155,279   209,395   211,215
Depreciation and amortization      17,375    17,042     51,582    50,543    68,790    67,055
Taxes, other than income taxes     22,132    20,296    100,374   102,515   115,160   116,815
     Total Operating Expenses     134,078   140,958    603,881   664,186   709,560   774,781

OPERATING INCOME                   13,163    16,406    140,366   148,546   129,475   134,300

OTHER INCOME
  AND (DEDUCTIONS)                  3,381       531     17,639     1,249    19,086     2,418
INTEREST EXPENSE                    8,108     8,209     25,534    25,531    33,789    33,819

EARNINGS BEFORE
  INCOME TAXES                      8,436     8,728    132,471   124,264   114,772   102,899

INCOME TAXES                          983     1,369     48,890    46,081    40,997    36,450

NET INCOME APPLICABLE
  TO COMMON STOCK                $  7,453  $  7,359   $ 83,581  $ 78,183  $ 73,775  $ 66,449


The Notes to Consolidated Financial Statements are an integral part of these statements.



                           The Peoples Gas Light and Coke Company

                               CONSOLIDATED BALANCE SHEETS


                                                               June 30,                June 30,
                                                                 1999    September 30,   1998
                                                             (Unaudited)     1998    (Unaudited)
                                                                   (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost              $1,960,628  $1,888,025  $1,855,982
Less - Accumulated depreciation and amortization                692,440     654,262     645,337
 Net property, plant and equipment                            1,268,188   1,233,763   1,210,645
Other investments                                                 8,782       9,745       5,229
     Total Capital Investments - Net                          1,276,970   1,243,508   1,215,874

CURRENT ASSETS:
Cash and cash equivalents                                        19,387       3,134      19,003
Temporary cash investments                                       25,390         500      25,100
Receivables -
  Customers, net of allowance for uncollectible accounts
    of $21,460, $22,613, and $23,584, respectively               65,041      50,280      77,090
  Other                                                          16,079      34,051      37,549
Accrued unbilled revenues                                        17,834      17,363      19,021
Materials and supplies, at average cost                          11,665      12,332      13,388
Gas in storage, at last-in, first-out cost                       29,770      75,767      53,188
Gas costs recoverable through rate adjustments                    8,806       3,847       3,054
Regulatory assets                                                 5,030       6,651       5,887
Prepayments                                                      86,111      70,406      63,449
     Total Current Assets                                       285,113     274,331     316,729

OTHER ASSETS:
Non-current regulatory assets                                    38,265      52,670      29,338
Deferred charges                                                 17,687      18,933      21,540
     Total Other Assets                                          55,952      71,603      50,878

     Total Properties and Other Assets                       $1,618,035  $1,589,442  $1,583,481

The Notes to Consolidated Financial Statements are an integral part of these statements.


                          The Peoples Gas Light and Coke Company

                               CONSOLIDATED BALANCE SHEETS


                                                               June 30,                June 30,
                                                                 1999    September 30,   1998
                                                             (Unaudited)     1998    (Unaudited)
                                                                    (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 40,000,000 shares
   Outstanding 24,817,566 shares                             $  165,307  $  165,307  $  165,307
Retained earnings                                               456,518     418,601     442,304
Accumulated other comprehensive income (See Note 6)              (1,389)     (1,389)     (2,357)
  Total Common Stockholder's Equity                             620,436     582,519     605,254

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                   452,000     452,000     462,400
  Total Capitalization                                        1,072,436   1,034,519   1,067,654

CURRENT LIABILITIES:
Interim loans                                                       700       8,900         700
Accounts payable                                                 86,895     100,522     109,235
Dividends payable on common stock                                15,387      13,898      15,635
Customer gas service and credit deposits                         31,367      43,237      24,487
Sinking fund payments and maturities, due within one year
    Long-term debt                                                    -      10,400           -
Accrued taxes                                                    56,690      25,708      42,347
Gas sales revenue refundable through rate adjustments             2,561       9,864       5,888
Accrued interest                                                  6,370       8,788       6,523
Temporary LIFO liquidation credit                                10,543           -       2,624
     Total Current Liabilities                                  210,513     221,317     207,439

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation      263,905     247,959     245,173
Investment tax credits being amortized over
   the average lives of related property                         27,965      28,951      29,307
Other                                                            43,216      56,696      33,908
     Total Deferred Credits and Other Liabilities               335,086     333,606     308,388

     Total Capitalization and Liabilities                    $1,618,035  $1,589,442  $1,583,481

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     The Peoples Gas Light and Coke Company
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                           Nine Months Ended
                                                                June 30,
                                                             1999      1998
                                                         (Thousands of Dollars)
Operating Activities:
Net Income                                                 $83,581   $78,183
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                             51,582    50,543
  Deferred income taxes and investment tax credits - net    13,335    13,570
  Change in other deferred credits and other liabilities   (11,855)    2,833
  Change in other assets                                    11,440    (6,911)
  Change in current assets and liabilities:
    Receivables - net                                        3,211    (7,150)
    Accrued unbilled revenues                                 (471)    1,088
    Materials and supplies                                     667      (163)
    Gas in storage                                          45,997    14,348
    Gas costs recoverable                                   (4,959)      274
    Regulatory assets                                        1,621     7,252
    Prepayments                                            (15,705)  (23,647)
    Accounts payable                                       (13,627)   (4,267)
    Customer gas service and credit deposits               (11,870)  (15,266)
    Accrued taxes                                           30,982    23,291
    Gas sales revenue refundable                            (7,303)   (8,596)
    Accrued interest                                        (2,418)   (2,240)
    Temporary LIFO liquidation credit                       10,543     2,624

  Net Cash Provided by Operating Activities                184,751   125,766

Investing Activities:
Capital expenditures - construction                        (67,908)  (51,858)
Other assets                                               (13,888)      223
Other capital investments                                      963       241
Other temporary cash investments                           (24,890)   (9,600)

  Net Cash Used in Investing Activities                   (105,723)  (60,994)

Financing Activities:
Interim loans - net                                         (8,200)        -
Dividends paid on common stock                             (44,175)  (64,278)
Retirement of long-term debt                               (10,400)        -

  Net Cash Used in Financing Activities                    (62,775)  (64,278)

Net Increase in Cash and Cash Equivalents                   16,253       494
Cash and Cash Equivalents at Beginning of Period             3,134    18,509

Cash and Cash Equivalents at End of Period                 $19,387   $19,003

The Notes to Consolidated Financial Statements are an integral part of these statements.







                              North Shore Gas Company
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                Three Months Ended   Nine Months Ended    12 Months Ended
                                      June 30,           June 30,             June 30,
                                   1999    1998       1999      1998       1999     1998
                                                    (Thousands of Dollars)
OPERATING REVENUES               $21,847  $24,321   $119,661  $130,135   $133,731 $144,733

OPERATING EXPENSES:
Gas costs                          8,157   10,490     57,935    68,782     62,197   73,698
Operation and maintenance          6,350    6,257     19,462    18,570     25,721   27,198
Depreciation                       2,118    2,038      6,318     6,055      8,315    8,073
Taxes, other than income taxes     2,299    2,222     10,771    10,674     12,493   12,049
     Total Operating Expenses     18,924   21,007     94,486   104,081    108,726  121,018

OPERATING INCOME                   2,923    3,314     25,175    26,054     25,005   23,715

OTHER INCOME
  AND (DEDUCTIONS)                   250      181        449       258        606      387

INTEREST EXPENSE                   1,200    1,207      3,842     3,976      5,056    5,173

EARNINGS BEFORE
  INCOME TAXES                     1,973    2,288     21,782    22,336     20,555   18,929

INCOME TAXES                         509      829      8,213     8,629      7,708    7,197

NET INCOME APPLICABLE
  TO COMMON STOCK                $ 1,464  $ 1,459   $ 13,569  $ 13,707   $ 12,847 $ 11,732



The Notes to Consolidated Financial Statements are an integral part of these statements.


                            North Shore Gas Company

                          CONSOLIDATED BALANCE SHEETS


                                                                  June 30,           June 30,
                                                                   1999  September 30, 1998
                                                                (Unaudited)  1998  (Unaudited)
                                                                     (Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost                  $314,184  $304,487  $301,776
Less - Accumulated depreciation                                   113,623   107,590   105,866
Net property, plant and equipment                                 200,561   196,897   195,910
Other investments                                                      22        22        21
     Total Capital Investments - Net                              200,583   196,919   195,931

CURRENT ASSETS:
Cash and cash equivalents                                           3,157     4,666    13,216
Temporary cash investments                                         12,225         -         -
Receivables -
      Customers, net of allowance for uncollectible accounts
          of $778, $705, and $792, respectively                     4,329     3,811     5,872
      Other                                                         2,808       828       826
Accrued unbilled revenues                                           2,580     2,629     2,634
Materials and supplies, at average cost                             2,403     2,729     3,040
Gas in storage, at last-in, first-out cost                          5,567     9,917     8,155
Gas costs recoverable through rate adjustments                          4       614       103
Regulatory assets                                                     500     1,208       791
Prepayments                                                           322       317       356
     Total Current Assets                                          33,895    26,719    34,993

OTHER ASSETS:
Non-current regulatory assets                                      19,080    23,895    14,852
Deferred charges                                                    4,324     3,730     3,602
     Total Other Assets                                            23,404    27,625    18,454

     Total Properties and Other Assets                           $257,882  $251,263  $249,378

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                       North Shore Gas Company

                                     CONSOLIDATED BALANCE SHEETS


                                                              June 30,             June 30,
                                                                1999   September 30, 1998
                                                            (Unaudited)    1998  (Unaudited)
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
   Authorized 5,000,000 shares
   Outstanding 3,625,887 shares                               $ 24,757   $ 24,757 $ 24,757
Retained earnings                                               75,358     70,020   73,171
     Total Common Stockholder's Equity                         100,115     94,777   97,928

Long-term debt, exclusive of sinking fund
  payments and maturities due within one year                   69,734     64,604   64,604
     Total Capitalization                                      169,849    159,381  162,532

CURRENT LIABILITIES:
Accounts payable                                                15,734     22,953   24,244
Dividends payable on common stock                                2,574      2,429    2,502
Customer gas service and credit deposits                         3,931      5,705    3,157
Accrued taxes                                                    6,363      1,305    7,392
Gas sales revenue refundable through rate adjustments              389      1,163      489
Accrued interest                                                 1,110      2,034      900
Temporary LIFO liquidation credit                                3,328          -    1,921
     Total Current Liabilities                                  33,429     35,589   40,605

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes - primarily accelerated depreciation      21,622     23,052   21,901
Investment tax credits being amortized over
   the average lives of related property                         3,327      3,437    3,472
Other                                                           29,655     29,804   20,868
     Total Deferred Credits and Other Liabilities               54,604     56,293   46,241

     Total Capitalization and Liabilities                     $257,882   $251,263 $249,378

The Notes to Consolidated Financial Statements are an integral part of these statements.



                           North Shore Gas Company
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine Months Ended
                                                                  June 30,
                                                              1999      1998
                                                          (Thousands of Dollars)
Operating Activities:
Net Income                                                  $13,569  $ 13,707
Adjustments to reconcile net income to net cash:
  Depreciation                                                6,318     6,055
  Deferred income taxes and investment tax credits - net     (2,283)      578
  Change in other deferred credits and other liabilities        594     8,781
  Change in other assets                                      4,221    (9,481)
  Change in current assets and liabilities:
    Receivables - net                                        (2,498)      (31)
    Accrued unbilled revenues                                    49         -
    Materials and supplies                                      326       (64)
    Gas in storage                                            4,350     1,848
    Gas costs recoverable                                       610     1,733
    Regulatory assets                                           707     1,529
    Prepayments                                                  (5)     (110)
    Accounts payable                                         (7,219)    5,360
    Customer gas service and credit deposits                 (1,774)   (2,477)
    Accrued taxes                                             5,058     5,440
    Gas sales revenue refundable                               (774)       78
    Accrued interest                                           (924)   (1,137)
    Temporary LIFO liquidation credit                         3,328     1,921

  Net Cash Provided by Operating Activities                  23,653    33,730

Investing Activities:
Capital expenditures - construction                          (9,457)   (7,690)
Other assets                                                   (524)      400
Other temporary cash investments                            (12,225)        -

  Net Cash Used in Investing Activities                     (22,206)   (7,290)

Financing Activities:
Interim loans - net                                               -    (2,110)
Issuance of long-term debt                                   30,035         -
Dividends paid on common stock                               (8,086)  (11,458)
Retirement of long-term debt                                (24,905)        -

  Net Cash Used in Financing Activities                      (2,956)  (13,568)

Net Increase/(Decrease) in Cash and Cash Equivalents         (1,509)   12,872
Cash and Cash Equivalents at Beginning of Period              4,666       344

Cash and Cash Equivalents at End of Period                  $ 3,157  $ 13,216

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

2B.Statement of Cash Flows

   For purposes of the balance sheet and the statement of cash flows, Peoples Energy, Peoples Gas, and North Shore Gas consider all short-term liquid investments with maturities of three months or less to be cash equivalents.

     Income taxes and interest paid were as follows:

For the nine months    Peoples Energy       Peoples Gas       North Shore
ended June 30,         1999      1998       1999     1998     1999     1998
(in thousands)

Income taxes paid      $18,987   $14,409    $13,950  $11,935  $4,559   $2,101

Interest paid           31,091    31,024     24,969   25,961   4,650    5,024

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

   Changes in the fair value of derivatives will be recognized in the current period earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the current period's income statement.
SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. The statement must be adopted no later than Peoples Energy's fiscal year 2001. Peoples Energy does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

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

   Peoples Energy is accounting for all current derivative transactions through hedge accounting. These derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If Peoples Energy determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized in the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of June 30, 1999, Peoples Energy had open derivative financial instruments representing hedges of natural gas equivalent production of 4.5 Bcf. At June 30, 1999, Peoples Energy had no deferred gain or loss on the Consolidated Balance Sheet.


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

   The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 1999, the total of the costs deferred for Peoples Gas was $22.5 million; for North Shore Gas the total was $17.8 million; and for Peoples Energy on a consolidated basis the total deferred was $40.3 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

   Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at June 30, 1999 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at June 30, 1999 have not been reduced to reflect recoveries from other insurance carriers.

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


4.  LONG-TERM DEBT

4A.  Issuance of Bonds

   On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which are secured by an equal amount of North Shore Gas' 30-year first mortgage bonds, Series M. The net proceeds were deposited with a trustee to be used for the redemption of long-term debt, the payment of issuance costs and for the payment of certain construction expenditures.

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


5.  EARNINGS PER SHARE

   Shares used to compute diluted earnings per share for Peoples
Energy are as follows:

                          Average Common Stock Shares (in thousands)
                           Three Months      Nine Months       12 Months
                              Ended            Ended             Ended
June 30,                  1999    1998      1999    1998      1999    1998
As reported shares       35,485   35,293    35,473  35,216    35,449  35,176
Effects of options           13       21        12      23        13      24
Diluted shares           35,498   35,314    35,485  35,239    35,462  35,200

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

   Comprehensive income for Peoples Energy for the three, nine, and 12 months ended June 30, 1999 and 1998 is as follows:

                                          Three Months Ended  Nine Months Ended   12 Months Ended
                                               June 30,            June 30,            June 30,
(Thousands of dollars)                       1999    1998       1999      1998       1999      1998

Net income                                 $ 6,992  $ 8,006   $ 96,444  $ 90,666   $ 85,202  $ 76,586

Other comprehensive income
 Minimum pension liability                       -        -          -         -      1,604    (2,645)
 Income tax (expense)/benefit                    -        -          -         -       (636)    1,049
Other comprehensive income, net of tax           -        -          -         -        968    (1,596)

Comprehensive income                       $ 6,992  $ 8,006   $ 96,444  $ 90,666   $ 86,170  $ 74,990



   Comprehensive income for Peoples Gas for the three, nine, and 12 months ended June 30, 1999 and 1998 is as follows:

                                      Three Months Ended  Nine Months Ended 12 Months Ended
                                             June 30,         June 30,           June 30,
(Thousands of dollars)                    1999    1998     1999     1998      1999     1998
Net income                               $7,453  $7,359   $83,581  $78,183  $73,775  $66,449

Other comprehensive income
 Minimum pension liability                    -       -         -        -    1,604   (2,645)
 Income tax (expense)/benefit                 -       -         -        -     (636)   1,049
Other comprehensive income, net of tax        -       -         -        -      968   (1,596)

Comprehensive income                     $7,453  $7,359   $83,581  $78,183  $74,743  $64,853





7. ELIMINATION OF DECOMMISSIONING RESERVE

   In January 1999, Peoples Gas eliminated a $13.0 million decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant. This elimination resulted in the recognition of $13.0 million in other income. Management determined that it does not expect the plant's decommissioning costs to exceed amounts incurred to date.



Item 2.  Management's Discussion and Analysis of Results of
      Operations and Financial Condition

                      RESULTS OF OPERATIONS

PEOPLES ENERGY

Net Income

   Net income decreased $1.0 million, to $7.0 million, for the three-month period ended June 30, 1999. The current quarter results reflected lower pension credits than in the year ago period, costs associated with the recent startup of the Elwood power facility and increased retail marketing expenses. These impacts were partially offset by weather that was slightly colder than last year's third quarter, increased earnings from oil and gas investments and reduced utility operating costs.

   Net income increased $5.8 million, to $96.4 million, and $8.6 million, to $85.2 million, for the nine- and 12-month periods ended June 30, 1999, respectively, as a result of the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant and an increase in diversified energy earnings. Partially offsetting these favorable impacts were decreased pension credits and lower gas deliveries.

   A summary of variations affecting income between periods is presented below, with explanations of significant differences following:

                                    Three Months Ended      Nine Months Ended       12 Months Ended
                                       June 30, 1999          June 30, 1999          June 30, 1999
                                   Over the Prior Period  Over the Prior Period  Over the Prior Period
(Thousands of dollars)               Amount      %          Amount      %          Amount      %
Operating revenues                  $ 20,435    10.3       $ 16,670     1.7       $ 26,793     2.4
Cost of energy sold                   19,933    25.3         12,428     2.6         18,484     3.6
Operation and maintenance expenses     2,424     4.1          8,073     4.4          5,403     2.2
Depreciation, depletion and
   amortization expense                  824     4.2          4,055     7.1          5,610     7.4
Taxes, other than income taxes         2,030     9.0         (1,600)   (1.4)          (646)   (0.5)
Other income and deductions            1,870   155.2         14,652   477.0         15,772   378.7
Interest expense                        (419)   (4.4)           (72)   (0.2)           (62)   (0.2)
Income taxes                          (1,473)  (88.7)         2,660     5.1          5,160    12.1
Net income                            (1,014)  (12.7)         5,778     6.4          8,616    11.3




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

   Operating revenues increased $20.4 million, to $218.7 million, for the current three-month period due to weather that was more than five percent colder than in the prior period, as well as an increase in revenues from Peoples Energy's diversified energy businesses. This increase in gross revenues was partially offset by the lower unit cost of gas and lower deliveries at the utilities.

   Operating revenues increased $16.7 million, to $1.0 billion, and $26.8 million, to $1.1 billion, for the current nine- and 12-month periods, respectively, due mainly to increased revenues from Peoples Energy's diversified energy businesses. Partially offsetting these effects on revenues were lower unit costs of gas at the utilities.

Cost of Energy Sold

   Cost of energy sold increased $19.9 million to $98.7 million, $12.4 million, to $493.7 million, and $18.5 million, to $534.1 million, for the current three-, nine-, and 12-month periods, respectively, due to increased operating activity in the diversified energy businesses. Partially offsetting the effects of the diversified businesses were the lower unit costs of gas and lower unit deliveries at the utilities.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $2.4 million, to $61.9 million, for the current three-month period due primarily to increases in expenses at the diversified companies and to a decrease in pension credits. Partially offsetting these effects were a decline in costs related to outside professional services, a reduction in labor costs at the utilities, and a decrease in the cost of group insurance expense.

   Operation and maintenance expenses increased $8.1 million, to $190.9 million, for the current nine-month period due mainly to decreases in pension credits, higher labor costs at the diversified companies, and an increase in environmental costs recovered through utility rates. These effects were partially offset by declines in both the cost of group insurance and the provision for uncollectible accounts.

   Operation and maintenance expenses increased $5.4 million, to $253.4 million, for the current 12-month period due to increases in costs at the diversified companies, decreases in pension credits, increases in environmental costs recovered through utility rates, and higher costs of outside professional services. Partially offsetting these effects were decreases in the cost of group insurance, the provision for uncollectible accounts and labor costs at the utilities.

Depreciation, Depletion and Amortization Expense

   Depreciation, depletion and amortization expense increased $824,000, to $20.2 million, $4.1 million, to $61.1 million, and $5.6 million, to $81.3 million, for the current three-, nine-, and 12-month ended periods, due mainly to utility depreciable property additions and depletion expense attributable to new oil and gas working interests of Peoples Energy Production, a subsidiary of Peoples Energy Ventures.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes increased $2.0 million, to $24.7 million, for the current three-month period as a result of a prior period tax accrual adjustment, partially offset by the effects on revenue and associated revenue taxes of lower unit costs of gas.

   Taxes, other than income taxes decreased $1.6 million, to $111.8 million, and $646,000, to $128.5 million, for the current nine- and 12-month periods due to a decrease in revenue taxes related to lower unit costs of gas. Somewhat offsetting this decrease in taxes was the increase in other taxes due to the Supplemental Low Income Energy Assistance Charge and Renewable Energy Resource and Coal Technology Assessment Charge and a prior period tax accrual adjustment.

Other Income and Deductions

   Other income and deductions increased $1.9 million, to $3.1 million, for the current three-month period primarily due to an increase in interest income as a result of a state income tax refund.

   Other income and deductions increased $14.7 million, to $17.7 million, and $15.8 million, to $19.9 million, for the current nine- and 12-month periods, respectively, due to the elimination of a decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant, as well as the interest on a state income tax refund.

Interest Expense

   Interest expense decreased $419,000, $72,000, and $62,000 for the current three-, nine-, and 12-months ended due to an increase in capitalized interest expense.

Income Taxes

   Income taxes decreased $1.5 million, to $187,000, for the current three-month period due mainly to lower pre-tax income and a state income tax refund. Income taxes increased $2.7 million, to $56.6 million, and $5.2 million, to $47.8 million, for the current nine- and 12-month periods due primarily to higher pre-tax income.

PEOPLES GAS

Net Income

   Net income increased $94,000, to $7.5 million, for the three-month period ended June 30, 1999, as a result of weather that was over five percent colder than the prior period. Partially offsetting this effect was a decrease in pension credits.

   Net income increased $5.4 million, to $83.6 million, and $7.3 million, to $73.8 million for the nine- and 12-month periods ended June 30, 1999, as a result of the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant. Partially offsetting this favorable impact were decreased net profits on gas deliveries and a reduction in pension credits.

Operating Revenues

   Gross revenues of Peoples Gas are affected by changes in the unit cost of gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from Peoples Gas. The direct customer purchases have no effect on net income because Peoples Gas provides transportation service for such gas volumes and recovers margins similar to those applicable to conventional gas sales. Changes in the unit cost of gas do not significantly affect net income because Peoples Gas' tariff provides for dollar-for-dollar recovery of gas costs. (See Note 2C of the Notes to Consolidated Financial Statements.) The tariff also provides for dollar-for-dollar recovery of the cost of revenue taxes and certain other charges imposed by the State of Illinois and the City of Chicago.

   Operating revenues decreased $10.1 million, to $147.2 million, $68.5 million, to $744.2 million, and $70.0 million, to $839.0 million for the current three-, nine-, and 12-month periods, respectively, due primarily to the lower unit cost of gas and lower deliveries in the current periods. Partially offsetting the decline in the three-month period was the effect of colder weather.

Gas Costs

   Gas costs declined $9.5 million, to $44.2 million, $62.2 million, to $293.6 million, and $63.5 million, to $316.2 million, for the three-, nine- and 12-month periods, due to lower unit costs of gas and lower unit deliveries. This was partially offset in the three-month period by the effects of colder weather.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $418,000, to $50.4 million, for the current three-month period, primarily due to a decrease in pension credits. This effect was partially offset by a decrease in labor costs, a decline in the cost of outside professional services, and a reduction in the cost of group insurance.

   Operation and maintenance expenses increased $3.0 million, to $158.3 million, for the current nine-month period, due mainly to a decrease in pension credits and an increase in environmental costs recovered through rates. These effects were offset in part by lower group insurance expenses and by a decline in the provision for uncollectible accounts.

   Operation and maintenance expenses decreased $1.8 million, to $209.4 million, for the current 12-month period, due primarily to a decline in the cost of group insurance, a reduction in labor costs, and a decrease in the provision for uncollectible accounts. Partially offsetting these effects was a decrease in pension credits and an increase in environmental costs recovered through rates.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $333,000, to $17.4 million, $1.0 million, to $51.6 million, and $1.7 million, to $68.8 million, for the current three-, nine-, and 12-month periods, respectively, due mainly to depreciable property additions.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes increased $1.8 million, to $22.1 million, for the current three-month period, as a result of a prior period tax accrual adjustment.

   Taxes, other than income taxes decreased $2.1 million, to $100.4 million, and $1.7 million, to $115.2 million, for the nine- and 12-month periods due primarily to a decrease in revenue taxes related to the decline in operating revenues attributable to the lower unit cost of gas, partially offset by the effects of the prior period accrual adjustment.

Other Income and Deductions

   Other income and deductions increased $2.9 million, to $3.4 million, for the current three-month period, due to an increase in interest income as a result of a state income tax refund.

   Other income and deductions increased $16.4 million, to $17.6 million, and $16.7 million, to $19.1 million, for the current nine- and 12-month periods, respectively, due to the elimination of a decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant and the interest income on a state income tax refund.

Interest Expense

   Interest expense decreased $101,000 and $30,000 for the current three- and 12-month periods, respectively, due to a decrease in interest on long-term debt.

Income Taxes

   Income taxes decreased $386,000, to $983,000, for the three-month period, due primarily to lower pre-tax income.

   Income taxes increased $2.8 million, to $48.9 million, and $4.5 million, to $41.0 million, for the current nine- and 12-month periods, respectively, due mainly to higher pre-tax income.

NORTH SHORE GAS

Net Income

   Net income decreased $138,000, to $13.6 million, for the nine-months ended June 30, 1999 due primarily to an increase in operation and maintenance expenses, partially offset by the effects of weather that was more than five percent colder than during the prior period and by a state income tax refund.

   Net income increased $1.1 million, to $12.8 million, for the 12-months ended June 30, 1999 due primarily to a decrease in group insurance expense and other operation and maintenance expenses and to a state income tax refund.

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

   Operating revenues decreased $2.5 million, to $21.8 million, $10.5 million, to $119.7 million, and $11.0 million, to $133.7 million, for the current three-, nine-, and 12-month periods, respectively, due primarily to the lower unit costs of gas. Partially offsetting the three-month period decline was the impact of colder weather.

Gas Costs

   Gas costs decreased $2.3 million, to $8.2 million, $10.8 million, to $57.9 million, and $11.5 million, to $62.2 million, for the current three-, nine-, and 12-month periods, respectively, primarily due to lower unit costs of gas.

Operation and Maintenance Expenses

   Operation and maintenance expenses increased $93,000, to $6.4 million, for the three-month period, mainly due to a decrease in pension credits and higher labor costs. These impacts were partially offset by a decrease in group insurance expense.

   Operation and maintenance expenses increased $892,000, to $19.5 million, for the current nine-month period, due mainly to increased environmental costs, a decrease in pension credits, and higher labor costs. These effects were partially offset by a decrease in group insurance costs.

   Operation and maintenance expenses decreased $1.5 million, to $25.7 million, for the current 12-month period, due mainly to decreases in the cost of computer support services, group insurance expenses and outside professional services. Partially offsetting these effects were increases in environmental costs and higher labor costs.

Depreciation and Amortization Expense

   Depreciation and amortization expense increased $80,000, to $2.1 million, $263,000, to $6.3 million, and $242,000, to $8.3 million, in the current three-, nine-, and 12-month periods, respectively, due mainly to depreciable property additions.

Taxes, Other Than Income Taxes

   Taxes, other than income taxes increased $77,000, to $2.3 million, for the current three-month period, due mainly to increases in social security taxes. Offsetting this increase was the effect of the lower unit cost of gas.

   Taxes, other than income taxes increased, $97,000, to $10.8 million, and $444,000, to $12.5 million, for the current nine- and 12-month periods, respectively, primarily due to increases in the Supplemental Low Income Energy Assistance Charge and the Coal Technology Assessment Charge which became effective in January 1998. Offsetting the increases due to the new charges were the effects of lower unit costs of gas.

Other Income and Deductions

   Other income and deductions increased $69,000 to $250,000, $191,000, to $449,000, and $219,000, to $606,000, for the current three-, nine-, and 12-month periods, respectively, primarily due to increased interest income as a result of a state income tax refund.

Interest Expense

   Interest expense decreased $134,000 and $117,000 for the current nine- and 12-month periods, respectively, mainly due to a decrease in interest expense on commercial paper.

Income Taxes

   Income taxes decreased $320,000, to $509,000, and $416,000, to $8.2 million, for the current three- and nine-month periods, respectively, due mainly to a decrease in pre-tax income and to a state income tax refund.

   Income taxes increased $511,000, to $7.7 million, for the current 12-month period, due mainly to an increase in pre-tax income, partially offset by the state income tax refund.


Other Matters

Accounting Standards.  In October 1998, Peoples Energy, Peoples
Gas and North Shore Gas adopted SFAS 130, "Reporting
Comprehensive Income." (See Notes 2E and 6 of the Notes to
Consolidated Financial Statements.)

Fixed Gas Charge Filing. On April 16, 1999, in their reply briefs, Peoples Gas and North Shore Gas indicated their willingness to accept fixed gas charges based on a historical test period. On April 30, 1999, the Hearing Examiner issued Proposed Orders which accepted the proposal of Peoples Gas and North Shore Gas. On June 7, 1999 the Commission issued its Orders for Peoples Gas and North Shore Gas. These Orders rejected the Examiner's Proposed Orders and selected much lower levels of fixed gas charges, which were unacceptable to Peoples Gas and North Shore Gas. Accordingly, Peoples Gas and North Shore Gas notified the Commission, that pursuant to the Public Utilities Act, they were rejecting the fixed gas charges reflected in the Commission's Orders and would each remain under the existing purchased gas adjustment mechanism.

Diversified Energy Businesses. Peoples Energy has a financial goal to derive 25% of its earnings from diversified energy businesses by the end of 2002.

   In furtherance of this goal, Peoples Energy Production, as of June 30, 1999 has invested $40.1 million in a portfolio of oil and gas properties. These properties are primarily focused on non-operated gas reserves in the Gulf Coast and Midcontinent regions.

   Peoples Energy Resources, in partnership with Dominion Energy, Inc., owns and operates a 600 megawatt electric generating peaking facility (Elwood facility). The Elwood facility began operations July 18, 1999. The entire output of the Elwood facility has been sold to two purchasers under multi-year contracts. Additionally, Peoples Energy Resources owns and operates a plant that gasifies natural gas liquids to support the sale of peaking services to area natural gas utilities and marketers. Peoples Energy Resources' investment in diversified energy businesses totaled $88.1 million as of June 30, 1999.

   Peoples Energy Services expanded its gas marketing customer base by buying the contract portfolios of various marketers. It also increased the number of its customers by participating in gas utility pilot programs and by improving its direct sales efforts. Peoples Energy Services is soliciting various federal government agencies to design and implement solutions to reduce energy needs and has signed an agreement to perform such services for the Great Lakes Naval Training Center in northeastern Illinois. The company intends to compete in the retail electric power market as it opens up.

   Peoples Gas operates a pipeline hub that provides a full range of storage and transportation services to the wholesale gas marketing community. During the first nine months ended June 30, 1999, the pipeline hub has generated gross revenues of $4.6 million.


                            OPERATING STATISTICS

   The following table represents margin components for Peoples Energy on a consolidated basis:
                                Three Months Ended    Nine Months Ended        12 Months Ended
                                    June 30,              June 30,                June 30,
                                 1999      1998        1999       1998        1999        1998
Revenues (thousands):
 Utility Gas Sales
  Residential                  $122,366  $134,107  $  641,010  $  704,426  $  716,772  $  782,831
  Commercial                     16,404    16,598      84,842     102,198      94,809     113,879
  Industrial                      3,269     3,268      16,215      19,820      17,343      21,117
                                142,039   153,973     742,067     826,444     828,924     917,827

 Utility Transportation
  Residential                     7,303     6,771      34,131      31,029      38,935      35,202
  Commercial                      9,182     9,325      42,719      40,899      49,376      46,754
  Industrial                      5,623     5,999      21,615      22,372      26,514      27,868
  Contract Pooling                1,011     1,372       8,106       7,340      10,136       7,407
  Other                             172       110         722         643         838         643

                                 23,291    23,577     107,293     102,283     125,799     117,874

 Other Utility Revenues           3,288     3,673      13,090      12,734      16,090      16,160

 Diversified Energy Revenues     50,111    17,071     160,053      64,372     178,586      70,745


Total Operating Revenues        218,729   198,294   1,022,503   1,005,833   1,149,399   1,122,606
Less - Cost of Energy Sold       98,716    78,783     493,737     481,309     534,082     515,598

Gross Margin                   $120,013  $119,511  $  528,766  $  524,524  $  615,317  $  607,008

Utility Deliveries (MDth):
 Gas Sales
  Residential                    16,696    17,404        109,424       111,682        116,949        120,114
  Commercial                      2,818     2,518         16,069        18,007         17,562         19,993
  Industrial                        713       632          3,591         3,915          3,791          4,158
                                 20,227    20,554        129,084       133,604        138,302        144,265

 Transportation (a)
  Residential                     4,199     4,221         23,816        22,760         25,911         24,974
  Commercial                      6,969     7,633         36,560        35,092         41,265         39,542
  Industrial                      8,402     9,536         30,678        32,232         38,482         39,623
                                 19,570    21,390         91,054        90,084        105,658        104,139


 Total Utility Deliveries        39,797    41,944        220,138       223,688        243,960        248,404


  (a) Volumes associated with contract pooling revenues are included in their respective customer classes.



   The following table represents margin components for Peoples Gas:

                            Three Months Ended   Nine Months Ended   12 Months Ended
                               June 30,            June 30,            June 30,
                            1999      1998      1999      1998      1999      1998
Operating Revenues (thousands):
 Gas Sales
  Residential             $105,667  $115,636  $548,018  $603,487  $613,343  $671,350
  Commercial                14,160    13,966    70,960    87,325    79,395    97,524
  Industrial                 2,800     2,573    12,999    16,220    14,011    17,407
                           122,627   132,175   631,977   707,032   706,749   786,281

 Transportation
  Residential                7,020     6,491    32,999    29,955    37,596    33,749
  Commercial                 8,102     8,231    38,018    35,819    43,926    41,036
  Industrial                 4,892     5,123    18,955    18,943    23,104    23,401
  Contract Pooling             902     1,364     7,665     6,896     9,633     6,800
  Other                        172       110       722       644       838       644

                            21,088    21,319    98,359    92,257   115,097   105,630
 Other                       3,526     3,870    13,911    13,443    17,189    17,170
Total Operating Revenues   147,241   157,364   744,247   812,732   839,035   909,081
Less - Gas Costs            44,166    53,633   293,626   355,849   316,215   379,696

Gross Margin              $103,075  $103,731  $450,621  $456,883  $522,820  $529,385

Deliveries (MDth):
 Gas Sales
  Residential               13,936    14,594    91,684    94,258    97,893   101,320
  Commercial                 2,415     2,078    13,207    15,248    14,466    16,992
  Industrial                   612       486     2,847     3,173     3,035     3,403
                            16,963    17,158   107,738   112,679   115,394   121,715

 Transportation (a)
  Residential                4,070     4,092    23,146    22,189    25,174    24,074
  Commercial                 5,991     6,626    31,756    30,030    35,888    34,133
  Industrial                 7,141     8,289    26,018    27,503    32,441    33,468
                            17,202    19,007    80,920    79,722    93,503    91,675


 Total Deliveries           34,165    36,165   188,658   192,401   208,897   213,390


 (a) Volumes associated with contract pooling revenues are included in their respective customer classes.



The following table represents margin components for North Shore Gas:

                              Three Months Ended  Nine Months Ended   12 Months Ended
                                   June 30,            June 30,           June 30,
                               1999      1998      1999      1998      1999      1998
Operating Revenues (thousands):
  Gas Sales
   Residential               $ 16,699  $ 18,471  $ 92,992  $100,939  $103,428 $111,481
   Commercial                   2,244     2,632    13,882    14,873    15,414   16,355
   Industrial                     469       695     3,216     3,600     3,332    3,710
                               19,412    21,798   110,090   119,412   122,174  131,546

  Transportation
   Residential                    283       280     1,132     1,074     1,339    1,453
   Commercial                   1,080     1,094     4,701     5,080     5,451    5,718
   Industrial                     731       876     2,660     3,429     3,410    4,467
   Contract Pooling               109         8       441       444       503      607

                                2,203     2,258     8,934    10,027    10,703   12,245

  Other                           232       265       637       696       854      942
Total Operating Revenues       21,847    24,321   119,661   130,135   133,731  144,733
Less - Gas Costs                8,157    10,490    57,935    68,782    62,197   73,698

Gross Margin                 $ 13,690  $ 13,831  $ 61,726  $ 61,353  $ 71,534 $ 71,035

Deliveries (MDth):
  Gas Sales
   Residential                  2,760     2,810    17,740    17,424    19,056   18,794
   Commercial                     403       440     2,862     2,759     3,096    3,001
   Industrial                     101       146       744       742       756      755
                                3,264     3,396    21,346    20,925    22,908   22,550

  Transportation (a)
   Residential                    129       129       670       571       737      900
   Commercial                     978     1,007     4,804     5,062     5,377    5,409
   Industrial                   1,261     1,247     4,660     4,729     6,041    6,155
                                2,368     2,383    10,134    10,362    12,155   12,464


  Total Deliveries              5,632     5,779    31,480    31,287    35,063   35,014


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

Credit Lines. Peoples Energy has lines of credit totaling $170.0 million. At June 30, 1999, Peoples Energy had unused credit available of $92.9 million. Peoples Gas and North Shore Gas have lines of credit totaling $119.0 million of which North Shore Gas may borrow up to $30 million. At June 30, 1999, Peoples Gas and North Shore Gas had unused credit available from banks of $118.2 million of which $30 million was available to North Shore Gas.

Interest Coverage. The fixed charges coverage ratios for Peoples Gas for the 12 months ended June 30, 1999, and for fiscal 1998 and 1997 were 4.40, 4.15, and 5.01, respectively. The corresponding coverage ratios for North
Shore Gas for the same periods were 5.07, 5.07, and 5.74, respectively.

Dividends. On February 3, 1999, the Directors of Peoples Energy voted to increase the regular quarterly dividend on Peoples Energy's common stock to 49 cents per share from the 48 cents per share previously in effect. The annualized dividend rate now amounts to $1.96 per share.

Year 2000 Readiness. Peoples Energy, Peoples Gas and North Shore Gas began their efforts to assess the Year 2000 readiness of their mainframe computer systems in March 1996. Peoples Energy and North Shore Gas obtain their information technology services from Peoples Gas. The following discussion applies to Peoples Energy, Peoples Gas and North Shore Gas.


   Peoples Energy has developed a comprehensive Year 2000 readiness plan that incorporates all of its information technology systems, including computer hardware and software, and its embedded systems equipment, including telecommunications equipment. The plan also includes a review by Peoples Energy of the Year 2000 compliance efforts of its key suppliers and customers and Year 2000 contingency planning. Peoples Energy's company-wide Year 2000 effort includes Peoples Energy's wholly owned subsidiaries, as well as various joint ventures, and utilizes a combination of consultants and employees of Peoples Energy's subsidiaries.

   For all internal information technology systems developed by Peoples Energy, Year 2000 compliance efforts proceed through the following phases: inventory, assessment, remediation (which includes replacement where appropriate), testing, and implementation. Rather than completing each phase for all systems prior to proceeding to the next phase, Peoples Energy progresses through all phases on a system-by-system basis, gradually implementing each compliant system. When a fully-tested application has been implemented, Peoples Energy employees follow established procedures to maintain the compliance of the implemented application. Peoples Energy also has retained a quality assurance expert to ensure that any subsequent modifications to the application do not impact its compliant status.

   Of Peoples Energy's mainframe applications, 22 of 38 applications have been fully remediated, tested and implemented, and nine have been (or are in the process of being) eliminated. The seven remaining mainframe applications were previously expected to be replaced by Peoples Energy's new customer information system. Because of a delay in the implementation schedule for the new customer information system, the remaining applications are now scheduled to be remediated, tested and implemented by September 30, 1999. Additionally, all mainframe system modules and non-mainframe applications, spreadsheets and interfaces have been remediated and tested.

   As part of its Year 2000 Project, Peoples Energy has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products. As of June 30, 1999, Peoples Energy has received responses from 91% of the vendors and is in the process of replacing, upgrading or eliminating non-compliant vendor products as appropriate. Peoples Energy also has tested its desktop computer inventory and believes that its mission critical desktop hardware and software is Year 2000 ready in all material respects.

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

   Peoples Energy currently has a written contingency plan to address risks to Peoples Energy created by Peoples Energy's or third parties' systems and embedded technology that are not Year 2000 compliant. It engaged the consultant referenced above to assist in developing detailed and comprehensive business continuity and contingency plans to address possible failures. Peoples Energy has substantially completed its contingency plans for all critical processes and such plans will be maintained and adjusted as necessary on an ongoing basis.

   Peoples Energy has contacted key suppliers to determine their Year 2000 compliance efforts. It is in the process of following up with certain critical suppliers for contingency planning purposes. Peoples Energy has also contacted certain of its major customers to determine their Year 2000 readiness.

   Essential elements of Peoples Energy's business are dependent on certain key third parties (for example, interstate pipeline companies, natural gas suppliers, banks, electric utilities and telecommunication companies). A material failure by any such key third party could significantly disrupt Peoples Energy's business. With respect to operations over which it has direct control, management perceives that the most significant potential risks in the event that its Year 2000 readiness efforts are not completed timely (which is not expected to occur) to be an adverse effect on the ability of the utility subsidiaries to use information systems and electronic devices to respond appropriately to customers' requests for information and assistance. Peoples Energy is in the process of finalizing contingency plans to address these potential disruptions and risks.

   Peoples Energy currently estimates that it will incur expenses of approximately $2.4 million through March 31, 2000 to complete its Year 2000 compliance efforts, in addition to the $6.3 million already incurred through June
30, 1999.  Management does not expect the cost of Peoples
Energy's Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of Peoples Energy.

Market Risk Management. Peoples Energy uses market risk sensitive financial instruments, including futures, forward contracts, and derivatives such as swaps and options, to manage its exposure to certain commodity price risks in its subsidiaries' operations. These risks occur because of the changing prices of natural gas, crude oil, ethane, and propane. Peoples Energy's policy for risk management activities stipulates that such financial instruments are only to be used for hedging purposes. (See Note 2F of the Notes to Consolidated Financial Statements.) Peoples Energy monitors and controls derivative positions using a mark-to-market analysis. A sensitivity analysis has been prepared to estimate Peoples Energy's price exposure to the market risk of its natural gas commodity financial instruments. As of June 30, 1999, a 10% adverse movement in current prices would have reduced future earnings before income taxes by approximately $1.1 million.

   Peoples Energy's utility subsidiaries are not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges. However, Peoples Energy entered into contracts to fix prices for less than 1% of its utility gas supplies. Any gains or losses from financial trades are deferred until they can be offset by related physical purchases. As of June 30, 1999, Peoples Energy had no open financial positions related to this strategy.

   Investments by Peoples Energy's diversified energy subsidiaries are subject to a thorough analysis of related market risk and an acceptable plan for each investment is formulated to manage this risk. After a risk management program for the investment is approved, both the operating unit's and Peoples Energy's senior management are kept apprised of any remaining market risk through daily mark-to-market reports.

   Peoples Energy Production has working interests in natural gas and crude oil producing properties. Using swaps and futures, approximately three-fourths of calendar years 1999 and 2000's production is hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal gain in value resulting from the financial transaction. As of June 30, 1999, the exposure from non-hedged production was immaterial to the consolidated financial statements.

   Peoples Energy Services sells fixed price and capped price products. Risk is reduced through the use of fixed price supplier contracts and storage assets. As of June 30, 1999, exposure from these activities was not material.

   The Elwood facility is a gas fired peaking facility. The partnership has agreed to sell all of the facility's generation capacity and energy produced at a fixed demand and commodity charge under multi-year contracts. Therefore, the partnership has no price risk on its power sales. However, it does bear fuel price risk when natural gas prices exceed the target weighted average cost of gas (WACOG). The partnership has implemented a comprehensive risk management program that is intended to reduce price risk, stabilize cash flow and extract maximum value from its peaking assets. The program includes the purchase of gas supply at or near WACOG prices, limits to minimize the threat of loss through market movements, daily review of price exposure and frequent senior management review.

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

Forward-Looking Information. Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) contains statements that may be considered forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as the statement of Peoples Energy's financial goal regarding earnings from diversified businesses, the effect of weather on net income, cash position and coverage ratios, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the utility subsidiaries, environmental matters, and the discussion concerning year 2000 readiness of information systems. These statements speak of Management's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

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


Item 6.  Exhibits and Reports on Form 8-K

    Peoples Energy Corporation:

        a.  Exhibits

            Exhibit
            Number              Description of Document

             27     Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended June 30, 1999

            None

    The Peoples Gas Light and Coke Company:

        a.  Exhibits

            Exhibit
            Number              Description of Document


            3(a) Amendment to the By-Laws of the Registrant dated April 15, 1999

            3(b)    By-Laws of the Registrant, as amended,
                    dated April 15, 1999

             27     Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended June 30, 1999

            None

    North Shore Gas Company:

        a.  Exhibits

            Exhibit
            Number              Description of Document

             27     Financial Data Schedule

        b.  Reports on Form 8-K filed during the quarter ended June 30, 1999

            None


                            SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Peoples Energy Corporation
                                        (Registrant)


  August 13, 1999                By:   /s/   J. M. LUEBBERS
       (Date)                          J. M. Luebbers
                                     Vice President and
                                         Controller

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

                                 The Peoples Gas Light and
                                        Coke Company
                                        (Registrant)


  August 13, 1999                By:   /s/   J. M. LUEBBERS
       (Date)                          J. M. Luebbers
                                     Vice President and
                                         Controller

                                      (Same as above)
                                Principal Accounting Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  North Shore Gas Company
                                        (Registrant)


  August 13, 1999                By:   /s/   J. M. LUEBBERS
       (Date)                          J. M. Luebbers
                                     Vice President and
                                         Controller

                                      (Same as above)
                                Principal Accounting Officer