Form 10-K
period 1999-09-30
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 1999-12-22
CIK 77385, 77388, 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

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
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Name on each exchange
Title of Each Class	on which registered
Peoples Energy Corporation Common Stock, without par value	New York Stock Exchange
Chicago Stock Exchange
Pacific Stock Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrants:

Peoples Energy Corporation	Approximately $1.3 billion computed on the basis of the closing market price of $36.75 for a share of Common Stock on November 30, 1999.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Peoples Energy Corporation	Common Stock, without par value, 35,533,595 shares outstanding at November 30, 1999

The Peoples Gas Light and Coke Company	Common Stock, without par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 1999

North Shore Gas Company	Common Stock, without par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 1999

This combined Form 10-K is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Portions of the Company's Notice of Annual Meeting and Proxy Statement to be filed on or about December 28, 1999	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

Peoples Energy Corporation

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 1999

PART I

ITEM 1. Business

GENERAL

Peoples Energy Corporation (Company) is solely a holding Company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The Company also derives income from its other subsidiaries, Peoples District Energy Corporation (Peoples District Energy), Peoples Energy Services Corporation (Peoples Energy Services), Peoples Energy Resources Corp. (Peoples Energy Resources), Peoples NGV Corp. (Peoples NGV), and Peoples Energy Ventures Corporation (Peoples Energy Ventures). The Company and its subsidiaries had 2,810 employees at September 30, 1999.

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone 312-240-4000). Its business activities are segregated into six segments as described below.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, distribute, sell and transport natural gas. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and five major pipeline suppliers to Chicago. Operating revenues from this segment account for 82% of total consolidated operating revenues.

Peoples Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 837,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City).

North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 146,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

The Power Generation segment is engaged in the development, construction, operation, and ownership of gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Resources Inc. are equal investors in Elwood Energy, which owns and operates a 600-megawatt peaking facility near Chicago, Illinois.

The Midstream Services segment performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company owns and operates a natural gas liquids (NGL) peaking facility and is active in other asset-based wholesale activities. In addition, Peoples Gas operates a natural gas hub.

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. In addition, Peoples Gas also offers a variety of HVAC related products and services to small commercial and residential consumers.

The Oil and Gas Production segment is active in the development and production of oil and gas reserves in selected basins in the United States. The Company targets on-shore prospects with proved producing oil and gas reserves and the potential for enhancement through drilling programs.

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. These and other activities do not fall under the above segments and are reported in the Other segment.

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

On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, were able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given the choice by May 1, 2002. Customers who buy their electicity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50% of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15% of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission (Commission). In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, reduced their residential rates by 15% on August 1, 1998. In addition, both utilities must further reduce their residential rates by 5% on October 1, 2001, and the other must do so on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. However, subject to certain capacity restrictions, electric utilities can divest assets without Commission approval. It is too early to determine what effects this restructuring of the electric market will have on the competitive position of the Company's subsidiaries.

In addition to restructuring the electric market, the legislation provides for additional funding for assistance to low-income energy users, including customers of the Companys' utility subsidiaries. The legislation creates a fund, financed by charges to electric and gas customers of public utilities and participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

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

Through its Retail Energy Services segment, the Company is involved in the marketing of gas and electricity to retail customers. The Company has seen substantial growth in its nearly three years of full operation. As one of the three largest energy suppliers in the state of Illinois, the Company now sells over 20% of all the gas to eligible retail customers. Competition in this arena comes from utility affiliates, purchased by, some larger marketers, and a number of smaller marketers as the market continues to expand. Through its positive name recognition, acquisition of customer contracts and strategic marketing efforts towards higher margin customers, the Company aims to capture major regional market share of this business. The business climate is volatile with many companies entering and exiting the business.

SALES AND RATES

Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btus) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). (See Note 1L of the Notes to Consolidated Financial Statements.)

The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the subsidiaries' customer load consists of space heating. (For discussion of the effects of weather, see Other Matters in Item 7.) Therefore, weather-related deliveries can have a significant positive or negative impact on net income. (For discussion of the effect of the seasonal nature of gas revenues on cash flow, see Liquidity in Item 7.)

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, natural gas-fueled vehicles and natural gas air-conditioning.

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

Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities' distribution systems by interstate pipelines. In their provision of gas sales services (gathering, transportation and storage services, and gas supply), pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply" in Item 1.)

Peoples Gas' operation of its natural gas hub is subject to the jurisdiction of and regulation by the FERC, which has authority over the rates, terms and conditions of the hub services.

ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, North Shore Gas has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements. Also see Note 18 "Events (Unaudited) Subsequent to the Auditors' Report Dated October 29, 1999.")

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

The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 1999-2000 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas
	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration
Firm direct purchases (1)	585	1999-2001	148	1999-2001
Liquefied petroleum gas	40		40 (2)
Peaking Service:
Peoples Energy Resources	60	(3)
Storage gas:
Leased (4)	563	2000-2003	125	2000
Peoples-Manlove (5)	993		63	(6)
Customer-owned (7)	300		55
Total expected design
peak-day availability	2,541		431

(1) Consists of firm gas purchases from various suppliers delivered utilizing firm pipeline transportation. The majority of the gas purchase contracts are negotiated annually. The terms of the transportation contracts vary, with the longest term being 11 years.

(2) Reflects derating of capacity, as accepted by the Commission Staff in Docket 91-0581.

(3) The contract with Peoples Energy Resources was for an initial term expiring November 30, 1999; the contract continues in effect from year to year thereafter unless canceled by either party upon 12 months' prior notice.

(4) Consists of leased storage services required to meet design day requirements with contract lengths varying from one to five years.

(5) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has seasonal top-gas inventory of approximately 26,400 MDth for system supply of which approximately 1,566 MDth is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 1999-2000 heating season, Manlove Field complex will have a maximum peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(6) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(7) Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial, and larger residential customers.

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas for the three years ended September 30, 1999, 1998 and 1997 were as follows:

	Peoples Gas			North Shore Gas
	1999	1998	1997	1999	1998	1997
Gas purchases	120,303	120,531	156,097	22,697	21,837	27,226
Liquefied petroleum gas produced	6	8	7	11	3	20
Customer-owned gas-received	95,492	93,758	91,476	11,981	12,355	12,618
Underground storage-net	(916)	(2,939)	(3,786)	97	28	(123)
Exchange gas-net	(1,255)	4,975	(39)	(10)	1,030	(151)
Company use, franchise
requirements, and
unaccounted-for gas	(3,765)	(3,693)	(2,071)	347	(383)	(546)
Total (a)	209,865	212,640	241,684	35,123	34,870	39,044

(a) See "Gas Sold and Transported" in Item 6.

Peoples Energy Sevices purchased the majority of the natural gas required to serve its retail customers from a single wholesale supplier, with the remaining requirements met through purcahses from a small number of other suppliers. The gas supply agreement with the major supplier extends through March 31, 2002. The agreement applies to deliveries to serve retail customers in the northern Illinois market area. All gas is delivered to Peoples Energy Services at the Chicago city gates for those local distribution companies. Peoples Energy Services does not contract for interstate pipeline capacity in connection with purchases from the maajor supplier.

ITEM 2. Properties

All of the principal plants and properties of Peoples Gas and North Shore Gas have been maintained in the ordinary course of business and are believed to be in satisfactory operating condition. The distribution facilities serve the City and other areas in northeastern Illinois. Peoples Gas owns and operates an underground gas storage reservoir and an LNG plant at Manlove Field located near Champaign, Illinois. Peoples Gas also owns a transmission system that transports gas from Manlove Field to Chicago. The underground storage reservoir and LNG plant also serve North Shore Gas. General properties include a substantial investment in office and service buildings, garages, repair shops and motor vehicles, together with the equipment, tools and fixtures necessary to conduct utility business.

Most of the principal plants and properties of Peoples Gas and North Shore Gas, other than mains, services, meters, regulators and cushion gas in underground storage, are located on property owned in fee. Substantially all gas mains are located under public streets, alleys and highways, or under property owned by others under grants of easements. Meters and house regulators in use and a portion of services are located on premises being served. Certain storage wells and other facilities of the Manlove Field storage reservoir and certain portions of the transmission system are located on land held pursuant to leases, easements, or permits.

Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas and North Shore Gas are subject to (a) the first-mortgage lien of each Company's mortgage to U.S. Bank Trust National Association, as Trustee, to secure the principal amount of each Company's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

The Company owns and operates a plant in Will County, Illinois that gasifies natural gas liquids to support the sale of winter peaking services to area natural gas utilities and marketers. The current seasonal capacity of the plant is approximately 800,000 MMbtu. The plant is fully paid for and no liens exist on the property.

During the current fiscal year, the Company acquired, either directly or through partnerships, working interests in various oil and gas reserves. Currently, these interests are located in Texas, Louisiana, North Dakota, Colorado and Arkansas. The total investment in these properties is approximately $43.7 million. As of September 30, 1999, total proved oil and gas reserves owned by Peoples Energy Production were 43.9 equivalent Bcf. Reserve information on these properties was provided by the following engineering firms: Ryder Scott Company Petroleum Engineers,; Miller & Lent, LTD - International Oil and Gas Consultant,; McCartney Engineering, LLC,; Cawley, Gillespie & Associates, Inc. - Petroleum Engineers and Prator Bett, LLC - Petroleum Engineers.

ITEM 3. Legal Proceedings

See Note 3 of the Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the names, ages, and positions of the executive officers of the Company. Executive officers were elected to serve for a term of one year or until their successors are duly elected and qualified.
	Age at
Name	11/30/99	Position with the Company

Donald M. Field	50	Executive Vice President (1998) of the Company. Mr. Field
		is also Executive Vice President and Director (1998) of
		Peoples Gas and North Shore Gas. Prior to becoming
		Executive Vice President, Mr. Field was Vice President of
		Gas Operations of both subsidiaries. Mr. Field has been an
		employee of the Company and/or its subsidiaries since 1971.

James Hinchliff	59	Senior Vice President and General Counsel (1989) of the
		Company. Mr. Hinchliff is also Senior Vice President and
		General Counsel (1989) and a Director (1985) of Peoples
		Gas and North Shore Gas. Prior to that, he was Vice
		President and General Counsel (1984-1989) of the Company
		and of both subsidiaries. Prior to becoming Vice President
		and General Counsel Mr. Hinchliff was Assistant General
		Counsel of the Company (1979-1984) and of both
		subsidiaries (1981-1984). Mr. Hinchliff has been an
		employee of the Company and/or its subsidiaries since 1972.

Peter H. Kauffman	53	Assistant General Counsel and Secretary (1998) of the
		Company. Mr. Kauffman is also Assistant General Counsel
		and Secretary of Peoples Gas and North Shore Gas. Mr.
		Kauffman has been an employee of the Company and/or its
		subsidiaries since 1972.

James M. Luebbers	53	Chief Financial Officer and Controller (1999) of the
		Company. Mr. Luebbers is also Chief Financial Officer and
		Controller and Director (1998) of Peoples Gas and North
		Shore Gas. Prior to that, he was Vice President and
		Controller (1998) of the Company and both
		subsidiaries. Prior to becoming Vice President and
		Controller, Mr. Luebbers was Vice President of Corporate
		Planning (1997). Mr. Luebbers has been an employee of
		the Company and/or its subsidiaries since 1969.

William E. Morrow	43	Vice President of the Company (1999). Mr. Morrow is also
		Vice President of Peoples Gas and North Shore Gas (1999).
		Mr. Morrow has been an employee of the Company and/or
		its subsidiaries since 1979.

	Age at
Name	11/30/99	Position with the Company

Kevin J. O'Connell	53	Vice President of the Company (1999). Mr. O'Connell has been
		an employee of the Company and/or its subsidiaries since 1997.

Thomas M. Patrick	53	President and Chief Operating Officer (1998) and Director
		(1998) of the Company. Mr. Patrick is also President and
		Chief Operating Officer (1998) and Director (1997) of
		Peoples Gas and North Shore Gas. Prior to becoming
		President, Mr. Patrick was Executive Vice President (1997-
		1998) of the Company and its subsidiaries and Vice President
		(1989-1996) of both subsidiaries. Mr. Patrick has been an
		employee of the Company and/or its subsidiaries since 1976.

William W. Reynolds	41	Vice President and Treasurer (1999) of the Company. Prior to
		becoming Vice President, Mr. Reynolds was Treasurer of the
		Company and its subsidiaries (1998). Mr. Reynolds has
		been an employee of the Company and/or its subsidiaries
		since 1998. Prior to working for the Company, Mr. Reynolds was
		the Vice President of Project Finance for MCN Energy (1997-1998).
		Prior to working for MCN Energy, Mr. Reynolds was as operations
		at Amoco (1980-1997)

Desiree G. Rogers	40	Vice President of the Company (1999). Ms. Rogers is also Vice
		President of Peoples Gas and North Shore Gas (1999). Ms.
		Rogers has been an employee of the Company and/or its
		subsidiaries since 1997. Prior to working for the Company,
		Ms. Rogers was the director of the Illinois State Lottery (1992-1997).

Richard E. Terry	62	Chairman of the Board and Chief Executive Officer (1990)
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

PART II

ITEM 5. Market For The Company's Common Stock And Related Stockholder Matters

The common stock of the Company is listed on the New York, Chicago, and Pacific Stock Exchanges (trading symbol: PGL). At November 30, 1999, there were 24,753 registered shareholders.

The common stock price range and dividends declared per common share by quarters for fiscal 1999 and 1998 were as follows:

Fiscal	Stock Price			Dividends
Quarters	High	Low	Close	Declared

1999
Fourth	$ 39.50	$ 34.00	$ 35.19	$ 0.49
Third	39.94	32.13	37.69	0.49
Second	40.25	31.75	32.31	0.49
First	40.13	35.50	39.88	0.48

1998
Fourth	$ 38.63	$ 32.13	$ 36.00	$ 0.48
Third	39.00	34.63	38.63	0.48
Second	39.88	34.63	36.38	0.48
First	39.63	33.69	39.38	0.47

ITEM 6. Selected Financial Data
Peoples Energy Corporation

For fiscal years ended September 30,	1999	1998	1997	1996	1995
COMMON STOCK INFORMATION
Basic and diluted earnings per share	$ 2.61	$ 2.25	$ 2.81	$ 2.96	$ 1.78
Cash dividends declared per share	$ 1.95	$ 1.91	$ 1.87	$ 1.83	$ 1.80
Book value per share at year-end	$ 21.66	$ 20.94	$ 20.43	$ 19.48	$ 18.38
Market Price (year-end closing)	$ 35.19	$ 36.00	$ 37.69	$ 34.00	$ 27.50
Price-earnings ratio	13.5	16.0	13.4	11.5	15.4
Basic average shares outstanding (thousands)	35,477	35,257	35,000	34,942	34,901
Diluted average shares outstanding (thousands)	35,490	35,276	35,026	34,967	34,902
OPERATING RESULTS (thousands)
Operating Revenues	$ 1,194,381	$ 1,132,728	$ 1,273,689	$ 1,198,677	$ 1,033,401
Less - Cost of energy sold	573,288	521,654	615,534	529,875	457,436
Gross Margin	$ 621,093	$ 611,074	$ 658,155	$ 668,802	$ 575,965
Net Income	$ 92,636	$ 79,423	$ 98,404	$ 103,438	$ 62,154
ASSETS AT YEAR-END (thousands)
Property, plant and equipment	$ 2,330,919	$ 2,209,957	$ 2,117,509	$ 2,046,156	$ 2,088,277
Less - Accumulated depreciation	811,083	763,296	715,279	665,077	715,208
Net Property, Plant and Equipment	$ 1,519,836	$ 1,446,661	$ 1,402,230	$ 1,381,079	$ 1,373,069
Total assets	$ 2,100,164	$ 1,904,500	$ 1,820,805	$ 1,783,750	$ 1,822,492
Capital spending	$ 229,067	$ 143,466	$ 93,721	$ 88,447	$ 96,064
CAPITALIZATION AT YEAR-END (thousands)
Common equity	$ 768,730	$ 741,361	$ 716,499	$ 681,185	$ 641,694
Long-term debt of subsidiaries	521,734	516,604	527,004	527,064	621,874
Total Capitalization	$ 1,290,464	$ 1,257,965	$ 1,243,503	$ 1,208,249	$ 1,263,568
FINANCIAL RATIOS (percent)
Capitalization at Year-end:
Common equity	60	59	58	56	51
Long-term debt of subsidiaries	40	41	42	44	49
Total Capitalization	100	100	100	100	100
Return on common equity at year-end	12.1	10.7	13.7	15.2	9.7
GAS DISTRIBUTION DELIVERIES: (MDth)
Sales - Residential	117,840	119,206	142,837	154,128	130,571
Commercial	17,411	19,501	24,994	27,390	22,079
Industrial	4,080	4,114	5,367	6,803	5,059
Transportation (a)	105,657	104,689	107,530	112,348	106,352
Total Gas Distribution Deliveries	244,988	247,510	280,728	300,669	264,061
GAS DISTRIBUTION CUSTOMERS (average)
Sales - Residential	911,782	908,025	910,657	910,236	906,881
Commercial	44,382	46,639	50,914	50,719	50,872
Industrial	2,902	3,239	3,708	3,696	3,783
Transportation (a)	23,604	17,934	10,959	11,348	10,934
Total Gas Distribution Customers	982,670	975,837	976,238	975,999	972,470
DEGREES DAYS	5,646	5,564	6,806	7,080	5,897
Percent of normal (6,536)	86	85	104	108	90

(a) Includes commercial, industrial, and larger residential customers

The Peoples Gas Light and Coke Company

For fiscal years ended September 30,	1999	1998	1997	1996	1995
OPERATING RESULTS (thousands)
Operating Revenues	$ 851,515	$ 907,520	$ 1,099,484	$ 1,036,575	$ 898,943
Less - Gas costs	323,200	378,438	519,334	445,724	387,675
Gross Margin	$ 528,315	$ 529,082	$ 580,150	$ 590,851	$ 511,268
Net Income applicable to common stock	$ 78,217	$ 68,378	$ 85,098	$ 88,752	$ 53,666
ASSETS AT YEAR-END (thousands)
Property, plant and equipment	$ 1,968,749	$ 1,888,025	$ 1,819,567	$ 1,761,007	$ 1,815,407
Less - Accumulated depreciation	689,670	654,262	614,224	571,255	628,258
Net Property, Plant and Equipment	$ 1,279,079	$ 1,233,763	$ 1,205,343	$ 1,189,752	$ 1,187,149
Total assets	$ 1,631,053	$ 1,589,442	$ 1,557,627	$ 1,522,762	$ 1,561,481
Capital spending	$ 111,396	$ 94,833	$ 74,916	$ 74,610	$ 79,928
CAPITALIZATION AT YEAR-END (thousands)
Common equity	$ 598,400	$ 582,519	$ 574,969	$ 564,182	$ 528,308
Long-term debt	452,000	452,000	462,400	462,400	549,150
Total Capitalization	$ 1,050,400	$ 1,034,519	$ 1,037,369	$ 1,026,582	$ 1,077,458
FINANCIAL RATIOS (percent)
Common equity	57	56	55	55	49
Long-term debt	43	44	45	45	51
Total Capitalization	100	100	100	100	100
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales
Residential	98,631	100,467	121,259	131,339	111,509
Commercial	14,283	16,508	21,463	23,692	19,206
Industrial	3,308	3,360	4,521	5,873	4,357
Transportation (a)	93,643	92,305	94,441	99,516	93,884
Total Gas Sales and Transportation	209,865	212,640	241,684	260,420	228,956
Margin per Dth delivered	$ 2.10	$ 2.06	$ 1.92	$ 1.84	$ 1.79
NUMBER OF CUSTOMERS (average)
Residential	777,215	775,968	781,169	783,782	784,290
Commercial	35,871	38,389	42,750	42,888	43,198
Industrial	1,991	2,341	2,816	2,839	2,963
Transportation (a)	21,708	16,069	9,300	9,671	9,308
Total Customers	836,785	832,767	836,035	839,180	839,759
DEGREE DAYS	5,646	5,564	6,806	7,080	5,897
Percent of normal (6,536)	86	85	104	108	90

(a) Includes commercial, industrial and larger residential customers

North Shore Gas Company

For fiscal years ended September 30,	1999	1998	1997	1996	1995
OPERATING RESULTS (thousands)
Operating Revenues	$ 135,720	$ 144,206	$ 168,875	$ 163,809	$ 136,529
Less - Gas costs	63,695	73,043	92,307	86,304	72,815
Gross Margin	$ 72,025	$ 71,163	$ 76,568	$ 77,505	$ 63,714
Net Income applicable to common stock	$ 12,492	$ 12,986	$ 14,814	$ 16,347	$ 9,048
ASSETS AT YEAR-END (thousands)
Property, plant and equipment	$ 317,368	$ 304,487	$ 295,631	$ 284,896	$ 272,869
Less - Accumulated depreciation	115,143	107,590	100,957	93,821	86,950
Net Property, Plant and Equipment	$ 202,225	$ 196,897	$ 194,674	$ 191,075	$ 185,919
Total assets	$ 262,208	$ 251,263	$ 230,694	$ 237,500	$ 234,633
Capital spending	$ 13,788	$ 10,276	$ 11,371	$ 13,286	$ 14,901
CAPITALIZATION AT YEAR-END (thousands)
Common equity	$ 96,899	$ 94,777	$ 92,669	$ 91,380	$ 86,781
Long-term debt	69,734	64,604	64,604	64,664	72,724
Total Capitalization	$ 166,633	$ 159,381	$ 157,273	$ 156,044	$ 159,505
FINANCIAL RATIOS (percent)
Common equity	58	59	59	59	54
Long-term debt	42	41	41	41	46
Total Capitalization	100	100	100	100	100
GAS SOLD AND TRANSPORTED (MDth)
Gas Sales
Residential	19,209	18,739	21,578	22,789	19,062
Commercial	3,128	2,993	3,531	3,698	2,873
Industrial	772	755	846	930	702
Transportation (a)	12,014	12,383	13,089	12,832	12,468
Total Gas Sales and Transportation	35,123	34,870	39,044	40,249	35,105
Margin per Dth delivered	$ 1.80	$ 1.78	$ 1.68	$ 1.66	$ 1.55
NUMBER OF CUSTOMERS (average)
Residential	134,567	132,057	129,488	126,454	122,591
Commercial	8,511	8,250	8,164	7,831	7,674
Industrial	911	898	892	857	820
Transportation (a)	1,896	1,865	1,659	1,677	1,626
Total Customers	145,885	143,070	140,203	136,819	132,711
DEGREE DAYS	5,646	5,564	6,806	7,080	5,897
Percent of normal (6,536)	86	85	104	108	90

(a) Includes commercial, industrial and larger residential customers

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Representative of its progress towards becoming a more diversified energy company, Peoples Energy is reporting, for the first time, year-end operating income and equity investment income for each of its six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production and Other. (See Note 2 of the Notes to Consolidated Financial Statements.) North Shore Gas is active in the Gas Distribution segment only. Peoples Gas' main activity is in the Gas Distribution segment but is also involved in activity reported in the Midstream and Retail Energy Services segments.

Net Income

In 1999, net income for the Company increased $13.2 million to $92.6 million, due primarily to an increase in operating income and equity investment income from diversified business segments, the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant and a state tax refund. These effects were partially offset by lower operating income from the gas distribution segment.

In 1998, net income for the Company decreased $19.0 million to $79.4 million, principally as a result of weather that was 18 percent warmer than the prior year. Increases in costs associated with outside professional services and advertising expense also contributed to the decline in net income. These effects were offset, in part, by increased earnings from diversified business segments, a reduction in the provision for uncollectible accounts, and lower group insurance expense.

In 1999, net income for Peoples Gas increased $9.8 million to $78.2 million, primarily as a result of the elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant, a state income tax refund, and an increase in income from hub activities.

In 1998, net income for Peoples Gas decreased $16.7 million to $68.4 million, due primarily to weather that was warmer than the prior year. Increases in the costs associated with outside professional services and depreciation expense also contributed to the decline of net income. These effects were partially offset by decreases in the provision for uncollectible accounts and labor costs.

In 1999, net income for North Shore Gas decreased by $493,000 to $12.5 million, primarily as a result of increases in operation and maintenance expenses and depreciation expense, partially offset by a state income tax refund.

In 1998, net income for North Shore Gas decreased $1.8 million to $13.0 million, principally as a result of weather that was warmer than the prior year. Increases in labor costs and depreciation expense also contributed to the decline in net income. These effects were offset in part by a decrease in pension expense and a decline in the costs associated with outside professional services.

A summary of variations affecting income between years is presented below, with explanations of significant differences following:

	Fiscal 1999 over 1998		Fiscal 1998 over 1997
(Thousands of Dollars)	Amount	Percent	Amount	Percent
Operating Income and Equity Investment Income
Gas Distribution	$ (5,366)	(3.3)	$ (29,396)	(15.5)
Power Generation	6,884	-	-	-
Midstream Services	1,603	21.7	5,347	262.0
Retail Energy Services	408	10.2	(1,763)	(78.9)
Oil and Gas Production	2,559	731.1	(350)	-
Other	1,085	83.1	(609)	(87.5)
Corporate and Adjustments	(1,083)	(34.3)	(2,459)	(353.8)
Total Operating Income and Equity Investment Income	6,090	3.8	(29,230)	(15.5)
Other income and (deductions)	15,545	361.9	(844)	(16.4)
Interest expense	966	2.5	217	0.6
Income taxes	7,456	16.5	(11,310)	(20.0)
Net income applicable to common stock	13,213	16.6	(18,981)	(19.3)

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately 1 million retail customers through a 6,000 mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and five major pipeline suppliers to Chicago.

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. The unit cost of gas does not have a direct significant effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statements.

In 1999, operating revenues for the Company decreased compared to 1998 due mainly to lower unit costs of gas. Operating income decreased $5.4 million to $154.9 million in 1999, due chiefly to a decrease in gas deliveries. Also negatively affecting operating income were lower pension credits and an increase in depreciation expense due to depreciable property additions. Partially offsetting these effects were reductions in labor, group insurance expense and the provision for uncollectible accounts.

In 1998, operating revenues for the Company decreased from the previous year due primarily to weather being 18 percent warmer. Operating income decreased $29.4 million to $160.2 million in 1998, due mainly to the effect of warmer weather. Also contributing to the decrease in operating income was an increase in the cost of outside professional services. Offsetting these negative impacts were a lower provision for uncollectible accounts and a reduction in group insurance expense.

In 1999, operating income decreased $3.9 million to $130.4 million for Peoples Gas due primarily to increased customer conservation, a prior period accrual adjustment, a decrease in other operating revenues, lower pension credits and an increase in depreciation expense due to depreciable property additions. Partially offsetting these effects were reductions in labor costs, group insurance expense and the provision for uncollectible accounts.

In 1998, operating income for Peoples Gas decreased $26.6 million to $134.3 million, due chiefly to lower gas deliveries resulting from the effects of warmer weather. Also contributing to this negative effect were increases in outside professional services and depreciation expense due largely to depreciable property additions. Partially offsetting these effects were reductions in group insurance expense, labor costs and higher pension credits.

In 1999, operating revenues for North Shore Gas decreased $1.5 million to $24.4 million, due mainly to a decrease in gas deliveries. Also negatively affecting operating income were lower pension credits and increases in labor costs and depreciation expense due primarily to depreciable property additions.

In 1998, operating income for North Shore Gas decreased $2.8 million to $25.9 million, due primarily to a decrease in gas deliveries due mainly to the effects of warmer weather. Also negatively affecting operating income were increases in labor costs and depreciation expense due mainly to depreciable property additions. These negative effects were partially offset by increased pension credits and lower costs associated with outside professional services.

The Company's objectives for this segment center on continuous improvement, technological advancements and customer service. Initiatives for fiscal 2000 include the implementation and enhancement of the C-first customer information system, the near completion of the SureRead(sm) automatic meter reading system, gas supply optimization through an agreement with Enron North America Corp., and continued pursuit of performance-based rates. The Company is targeting returns on equity of 12% for fiscal 2000 and has no plans to file rate cases. Operating revenues are expected to increase due to normal weather and increased gas prices. Segment operating income is expected to improve due to normal weather, partially offset by increased labor and depreciation expenses.

Power Generation Segment

The Company is engaged in the development, construction, operation, and ownership of gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Resources Inc. are equal investors in Elwood Energy, which owns and operates a 600-megawatt peaking facility near Chicago, Illinois.

Operating income and equity investment income amounted to $6.9 million in 1999, mostly as a result of the Company's investment in Elwood Energy. Income from this partnership, $8.5 million, was partially offset by labor and other costs associated with activities related to this project and other potential power generation projects.

The Company's objective is to own and operate more than 1,000 megawatts of peaking capacity. It is pursuing regional opportunities in and near the City of Chicago as well as considering the expansion of the Elwood facility, which has received regulatory approvals for a total of 3,100 megawatts in generating capacity. The Company expects equity investment income for fiscal 2000 to increase substantially due to the full year impact of Elwood. Annual revenues from the two contracts for the entire plant capacity are recognized based on utilization of the plant.

Midstream Services Segment

The Company performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company operates a natural gas hub, owns and operates a natural gas liquids (NGL) peaking facility and is active in other asset-based wholesale activities.

In 1999, operating income increased $1.6 million to $9.0 million compared to 1998, due primarily to an increase in operating revenues resulting from increased Peoples Gas hub activity and additional capacity revenue from the NGL peaking facility. Partially offsetting these increases was lower operating income from wholesale marketing.

In 1998, operating income increased $5.3 million over 1997, to $7.4 million due mainly to increased revenue from wholesale marketing, Peoples Gas hub activity, and the NGL peaking facility. These impacts on operating income were partially offset by the increased cost of energy sold.

In 1999 and 1998, operating income for Peoples Gas, relative to this segment, increased $2.7 million to $6.0 million and $1.6 million to $3.3 million, respectively, resulting from increased hub activity.

The Company's objective is to become the primary player in the Midwest market center, developing additional hub services such as storage, transportation and title tracking while pursuing an exchange-traded Chicago contract. A recent agreement with Enron North America Corp. is expected to enable the Company to expand its Chicago hub and pursue wholesale marketing opportunities. The Company intends to market additional capacity from its existing NGL peaking facility and pursue the development of an additional gas peaking facility. The Company will also be active in the development of regional wholesale projects such as its proposed pipeline from the Midwest market center to Wisconsin.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

In 1999, the operating loss of $3.6 million was $408,000 less than in 1998 for the Company, due mainly to an increase in operating revenues from retail gas sales. Partially offsetting this improvement were increases in the cost of energy sold and higher operating costs, due to growth in operatrions infrastructure and the development of a retail electric business.

In 1999, Peoples Gas reflected an operating loss for this segment of $365,000 due to costs associated with Peoples Home Services a business unit providing home furnance and air conditioning maintenance services. Peoples Gas' involvement in this segment began in fiscal 1999.

In 1998, operating losses for the Company increased by $1.8 million from the prior year, to $4.0 million due chiefly to increases in the cost of energy sold, higher labor costs and increased costs of outside professional services. These negative impacts were partially offset by increased revenues from retail gas sales.

The Company's objective is to capture major regional market share in energy sales. It will develop proprietary products as it participates in the Illinois electric and gas unbundling process and will continue to build the necessary infrastructure as it grows through acquisitions and direct marketing efforts. Recently certified by the Illinois Commerce Commission (Commission) as an Alternative Retail Electric Supplier (ARES) in Illinois, the Company is one of the first ARES to provide electric products to eligible customers in the state.

Oil and Gas Production Segment

The Company is active in the development and production of oil and gas reserves in selected basins in the United States. The Company targets on-shore prospects with proved producing oil and gas reserves and the potential for enhancement through drilling programs.

In 1999, the first full year of activity, operating income and equity investment income increased $2.6 million to $2.2 million, due primarily to new investments in oil and gas properties along with successful drilling of new wells.

The Company's objective is to become a top-fifty owner of U.S. gas reserves with holdings of between 350 to 400 billion cubic feet. Existing oil and gas properties will be developed through drilling and production enhancements. The Company will continue to hedge production in order to mitigate price risk and will pursue reserve acquisitions that are consistent with its basin strategy. The Company intends to develop or acquire the expertise to operate its properties.

Other Segment

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. These and other activities do not fall under the above segments.

The variations for the two reportable periods are primarily attributable to fluctuating costs associated with business development activities.

Corporate and Adjustments

This category encompasses corporate activities that support the six segments, as well as consolidating adjustments.

The variations for the two reportable periods are due to increased advertising costs and higher labor costs.

Other Income and Deductions

Other income and deductions for the Company increased $15.5 million to $19.8 million in 1999, due mainly to the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant (see Note 8 of the Notes to Consolidated Financial Statements) and the interest income on a state income tax refund.

In 1998, other income and deductions for the Company decreased $844,000 to $4.3 million, due mainly to a reduction in miscellaneous interest revenues.

In 1999, other income and deductions for Peoples Gas increased by $16.8 million to $18.9 million, due primarily to the elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant, interest income arising from a state income tax refund, an increase in the allowance for other funds used during construction and a prior period loss on disposition of property.

In 1998, other income and deductions decreased $1.9 million to $2.1 million for Peoples Gas, due primarily to lower miscellaneous interest revenues. Partially offsetting this effect was an increase in the allowance for other funds used during construction.

In 1999, other income and deductions for North Shore Gas increased by $234,000 to $648,000, primarily due to interest income arising from a state income tax refund.

Interest Expense

Interest expense for the Company increased $966,000 in 1999 due primarily to increased interest on short-term debt, offset, in part, by increases in capitalized interest expense and the allowance for borrowed funds used during construction.

Interest expense increased $217,000 in 1998 for the Company due to increased interest on short-term debt and increased interest expense on utility budget plan accounts, offset, in part, by an increase in the allowance for borrowed funds used during construction.

In 1999, interest expense for Peoples Gas decreased $523,000 to $32.6 million, primarily due to an increase in the allowance for borrowed funds used during construction and to a decrease in interest on long-term debt, partially offset by increases in other interest expense, including carrying charges on an environmental insurance recovery.

In 1999, interest expense for North Shore Gas decreased by $27,000 to $5.2 million, primarily due to a decrease in interest expense on promissory notes and interest income on a construction fund, partially offset by an increase in carrying charges on an environmental insurance recovery and an increase in interest on long-term debt.

Interest expense increased $120,000 to $5.2 million for North Shore Gas, due mainly to an increase in interest on promissory notes.

Income Taxes

In 1999, income taxes for the Company increased $7.5 million to $52.6 million, due mainly to higher pre-tax income. Fiscal year 1999 also includes a tax accrual adjustment for a state income tax refund. Income taxes decreased $11.3 million to $45.1 million in 1998, due to lower pre-tax income. Fiscal years 1998 and 1997 reflect other tax accrual adjustments. Variations between periods for these adjustments are minimal.

In 1999, income taxes increased for Peoples Gas $5.9 million to $44.1 million due primarily to higher pre-tax income and to a state income tax refund. In 1998, income taxes decreased $10.1 million to $38.2 million, due mainly to lower pre-tax income.

In 1999, income taxes for North Shore Gas decreased $728,000 to $7.4 million, primarily due to lower pretax income and to a state income tax refund. In 1998, income taxes decreased $1.1 million to $8.1 million, due mainly to lower pre-tax income.

Fiscal 2000 Outlook

The Company expects its earnings per share for fiscal 2000 to fall between $2.65 and $2.75, assuming normal weather. The financial target for the gas distribution segment is to achieve a 12% return on common equity. The target for the diversified business segments is to achieve between 12% and 16% of total earnings, based on an EBIT range between $25 and $35 million.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position and coverage ratios of the Company. Weather in fiscal years 1999 and 1998 was warmer than normal by 14% and 15%, respectively. In order to mitigate the effect of substantially warmer weather, Peoples Energy has purchased a five-year weather insurance policy. The weather insurance program, beginning in fis ny to protect earnings when weather is more than 8% warmer than normal. The Company will continue to retain all upside revenue potential when weather is colder than normal.

Accounting Standards. In fiscal 1999, Peoples Energy and its subsidiaries adopted Statement of Financial Accounting Standard (SFAS) Nos. 130, 131, and 132. Refer to Note 1P of the Notes to Consolidated Financial Statements for a further explanation.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement will be adopted in fiscal year 2000. The Company does not expect the application of this standard to have a material effect on its financial condition or r

In June 1998, as amended on May 19, 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the consolidated balance sheet and meas alue. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Changes in the fair value of derivatives will be recognized in the current period earnings, unless specific hedge accounting criteria are met. If a transaction qualifies for hedge accounting, the gains and losses of derivatives will offset the related results of the hedged item in the current period's income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. The statement must be adopted no later than the Company' ts current risk management strategies, the Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations. The Company cannot predict how financial results may be affected by application of this standard toward any new risk management strategies it may adopt in the future.

COMPETITION AND DEREGULATION

Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Peoples Gas and North Shore Gas service areas.

On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, were able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given this choice by May 1, 2002. Customers who buy

In addition to restructuring the electric market, the legislation provides for additional funding for assistance to low-income energy users, including customers of the Company's utility subsidiaries. The legislation creates a fund, financed by charges to electric and gas customers of public utilities and participating municipal utilities and electric co-ops, which supplements currently available federal energy assistance.

Operating Statistics. The following table represents gross margin components and delivery statistics for Peoples Energy:

	For fiscal years ended September 30,
	1999	1998	1997
Revenues (thousands):
Gas Distribution Sales
Residential	$ 727,095	$ 780,188	$ 941,564
Commercial	95,530	112,166	146,864
Industrial	18,783	20,947	28,969
	841,408	913,301	1,117,397

Gas Distribution Transportation
Residential	38,962	35,833	36,807
Commercial	49,383	47,557	47,655
Industrial	26,814	27,271	30,967
Contract Pooling	9,744	9,371	17,742

	124,903	120,032	133,171

Other Gas Distribution Revenues	11,882	13,168	9,136

Diversified Segment Revenues	216,188	86,227	13,985

Total Operating Revenues	1,194,381	1,132,728	1,273,689
Less - Cost of Energy Sold	573,288	521,654	615,534

Gross Margin	$ 621,093	$ 611,074	$ 658,155

Gas Distribution Deliveries (MDth):
Gas Sales
Residential	117,840	119,206	142,837
Commercial	17,411	19,501	24,994
Industrial	4,080	4,114	5,367
	139,331	142,821	173,198

Transportation (a)
Residential	25,990	24,854	27,909
Commercial	41,721	39,798	40,480
Industrial	37,946	40,037	38,907
Other	-	-	234
	105,657	104,689	107,530

Total Gas Distribution Deliveries	244,988	247,510	280,728

(a) Volumes associated with contract pooling service are included in the respective customer classes.

Operating Statistics. The following table represents gross margin components and delivery statistics for Peoples Gas:

	For fiscal years ended September 30,
	1999	1998	1997
Net Operating Revenues (thousands):
Gas sales
Residential	$ 622,121	$ 668,811	$ 812,229
Commercial	79,810	95,761	127,479
Industrial	15,365	17,232	24,609
	717,296	781,804	964,317

Transportation
Residential	37,618	34,551	34,025
Commercial	43,909	41,729	42,639
Industrial	23,430	23,092	25,839
Contract Pooling	9,179	8,865	15,868
	114,136	108,237	118,371

Diversified Segments	7,111	3,323	1,686

Other	12,973	14,156	15,110

Total Operating Revenues	851,516	907,520	1,099,484
Less - Gas Costs	323,200	378,438	519,334
Gross Margin	$ 528,316	$ 529,082	$ 580,150

Deliveries (MDth):
Gas Sales
Residential	98,631	100,467	121,259
Commercial	14,283	16,508	21,463
Industrial	3,308	3,360	4,521
	116,222	120,335	147,243

Transportation (a)
Residential	25,245	24,216	25,153
Commercial	36,273	34,163	36,544
Industrial	32,125	33,926	32,510
Other	-	-	234
	93,643	92,305	94,441

Total Gas Sales and Transportation	209,865	212,640	241,684

Margin per Dth delivered	$ 2.10	$ 2.06	$ 1.92

(a) Volumes associated with contract pooling service are included in the respective customer classes.

Operating Statistics. The following table represents gross margin components and delivery statistics for North Shore Gas:

	For fiscal years ended September 30,
	1999	1998	1997
Net Operating Revenues (thousands):
Gas sales
Residential	$ 104,974	$ 111,377	$ 129,335
Commercial	15,720	16,405	19,385
Industrial	3,418	3,715	4,360
	124,112	131,497	153,080

Transportation
Residential	1,345	1,282	2,782
Commercial	5,474	5,829	5,016
Industrial	3,384	4,179	5,128
Contract Pooling	565	506	1,874
	10,768	11,796	14,800

Other	840	913	996

Total Operating Revenues	135,720	144,206	168,876
Less - Gas Costs	63,695	73,044	92,307
Gross Margin	$ 72,025	$ 71,162	$ 76,569

Deliveries (MDth):
Gas sales
Residential	19,209	18,739	21,578
Commercial	3,128	2,993	3,531
Industrial	772	755	846
	23,109	22,487	25,955

Transportation (a)
Residential	745	638	2,756
Commercial	5,448	5,635	3,936
Industrial	5,821	6,110	6,397
	12,014	12,383	13,089

Total Gas Sales and Transportation	35,123	34,870	39,044

Margin per Dth delivered	$ 1.80	$ 1.78	$ 1.68

(a) Volumes associated with contract pooling service are included in the respective customer classes.

LIQUIDITY

Source of Funds

The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position .

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries may borrow on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure conside

Credit Lines

The Company has lines of credit of $170.0 million. At September 30, 1999, the Company had unused credit available from banks of $54.8 million. The utility subsidiaries have lines of credit of $119.0 million. At September 30, 1999, the utility subsidiaries had unused credit available from banks of $102.9 million. (See Note 13 of the Notes to Consolidated Financial Statements.)

Cash Flow Activities

Net cash provided by operating activities for the Company increased $24.9 million in fiscal 1999, due chiefly to an increase in net income and changes in other assets and accounts payable. Partially offsetting these items were changes in net receivables, deferred credits and other liabilities and gas costs recoverable.

In fiscal 1998, net cash provided by operating activities for the Company decreased $8.1 million, primarily due to changes in deferred credits and other liabilities and net income. These items were partially offset by changes in material and supplies and net receivables.

Net cash used in investing activities for the Company for 1999 and 1998 largely represents the level of capital expenditures and investments (capital spending) for the Company and its subsidiaries in the respective years.

In 1999, net cash provided by financing activities for the Company increased $98.0 million, due mainly to increased short-term borrowing by the Company to fund activities of its diversified business segments and the issuance of long-term debt by the utilities, offset by the retirement of long-term debt and the payment of dividends.

In fiscal 1998, net cash used in financing activities for the Company increased $12.0 million, due largely to the issuance of new shares of common stock through the Direct Purchase and Investment Plan and increased borrowing for the gas distribution segment. These effects were offset, in part, by the payment of dividends.

Net cash provided by operating activities for Peoples Gas increased $33.9 million in fiscal 1999, due primarily to changes in deferred charges, accounts payable, and gas in storage, as well as an increase in net income, partially offset by changes in other deferred credits and other liabilities, receivables - net, and accrued unbilled revenues.

In 1998, net cash provided by operating activities for Peoples Gas decreased by $11.1 million, due primarily changes in deferred charges, net income, current regulatory assets and gas costs recoverable, partially offset by changes in receivables - net, other deferred credits and other liabilities, and accrued taxes.

Net cash used in investing activities by Peoples Gas increased $ 26.8 million in fiscal 1999, due primarily to an increase in capital spending and the prior year's receipt of cash from temporary cash investments.

In 1998, net cash used in investing activities by Peoples Gas decreased $12.6 million, due primarily to cash received from temporary cash investments, partially offset by an increase in capital expenditures.

Net cash used in financing activities by Peoples Gas decreased $8.8 million in fiscal 1999, primarily due to a reduction in dividends paid on common stock, partially offset by the retirement of long-term debt.

In 1998, net cash used in financing activities by Peoples Gas increased by $17.9 million, due primarily to an increase in dividends paid on common stock, partially offset by an increase in short-term borrowings.

Net cash provided by operating activities for North Shore Gas decreased $7.8 million in fiscal 1999, due primarily to changes in other deferred credits and other liabilities, receivables - net, deferred income taxes and investment tax credits - net, and gas costs recoverable, partially offset by changes in deferred charges and accrued taxes.

In 1998, net cash provided by operating activities for North Shore Gas increased $8.1 million, due primarily changes in other deferred credits and other liabilities, payables, and gas sales revenue refundable, partially offset by changes in deferred charges and in current regulatory assets.

Net cash used in investing activities by North Shore Gas in fiscal 1999 increased $ 11.4 million due to an increase in capital expenditures and to a temporary cash investment.

In 1998, net cash used in investing activities by North Shore Gas decreased $1.1 million, due to a decrease in capital expenditures.

Net cash used in financing activities by North Shore Gas decreased $10.5 million in fiscal 1999, due to the issuance of long-term debt, a reduction in dividends paid on common stock, and the prior year's repayment of short-term debt, partially offset by the retirement of long-term debt.

In 1998, net cash used in financing activities by North Shore Gas increased by $4.8 million, due to an increase in dividends paid on common stock and the repayment of short-term borrowings.

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1999, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $72.1 million. (See Note 4 of the Notes to Consolidated Financial Statements.)

Interest Coverage

The fixed charges coverage ratios for Peoples Gas and North Shore Gas for fiscal 1999, 1998 and 1997 are as follows:

Fiscal years	1999	1998	1997
Peoples Gas	4.59	4.15	5.01
North Shore Gas	4.77	5.07	5.74

The increase in the ratio for Peoples Gas in 1999 reflects higher pre-tax income and slightly higher interest expense. The decrease in the ratio for North Shore Gas in 1999 is due to lower pre-tax income and higher interest expense. The decrease in the ratios for both companies in 1998 reflects lower pre-tax income, primarily due to warmer weather.

Debt Ratings

The Company has been assigned corporate credit ratings of A2 by Moody's Investors Service and A+ by Standard & Poor's Corporation. The commercial paper ratings are P-1 and A-1, respectively.

The long-term debt of both gas distribution utility subsidiaries is rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. Moody's upgraded its ratings from Aa3 in November 1997. Standard & Poor's Corporation last changed its ratings in 1985. The commercial paper of both subsidiaries has the top rating from the major rating agencies.

Environmental Matters

The Company's gas distribution utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclai District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site. (See Note 3B of the Notes to Consolidated Financial Statements. Also see Note 18 "Events (Unaudited) Subsequent to the Auditors' Report Dated October 29, 1999.")

Year 2000 Readiness

Peoples Energy, Peoples Gas and North Shore Gas began their efforts to assess the Year 2000 readiness of their mainframe computer systems in March 1996. Peoples Energy and North Shore Gas obtain their information technology services from Peoples Gas. The following discussion applies to Peoples Energy, Peoples Gas and North Shore Gas.

Peoples Energy has developed a comprehensive Year 2000 readiness plan that incorporates all of its information technology systems, including computer hardware and software, and its embedded systems equipment, including telecommunications equipment. The plan also includes a review by the Company of the Year 2000 compliance efforts of its key suppliers and customers and Year 2000 contingency planning. The Company-wide Year 2000 effort includes the Company's wholly owned subsidiaries, as well as various joint ventures, and utilizes a combination of consultants and employees of the Company's subsidiaries.

For all internal information technology systems developed by the Company, Year 2000 readiness efforts proceed through the following phases: inventory, assessment, remediation (which includes replacement where appropriate), testing, and implementation. Rather than completing each phase for all systems prior to proceeding to the next phase, the Company progresses through all phases on a system-by-system basis, gradually implementing each compliant system. When a fully-tested application has been impl

Of the Company's mainframe applications, 29 of 38 applications have been fully remediated, tested and implemented, and nine have been (or are in the process of being) eliminated. Additionally, all mainframe system modules and non-mainframe applications, spreadsheets and interfaces have been remediated and tested.

As part of its Year 2000 Project, the Company has also contacted the vendors of its licensed or purchased hardware and software to determine the Year 2000 compliance status of their products and has remediated or eliminated non-compliant vendor products as appropriate. (Methods of remediating vendor products include installing product upgrades or replacements or developing reasonable procedures to work around readiness issues.) The Company also has tested its desktop computer inventory and believes

The Company has contracted with a consultant that has significant utility and engineering expertise to assist with its Year 2000 readiness efforts for embedded systems. The Company has completed an inventory of all equipment containing embedded systems, including telecommunications equipment and facilities, and has assessed the Year 2000 compliance status of the equipment. The Company has remediated any equipment identified as not Year 2000 ready and has completed testing and implementation.

The Company has a written contingency plan to address risks to the Company created by the Company's or third parties' systems and embedded technology in the event such systems or technology prove not to be Year 2000 compliant. The plan covers all critical processes and will be maintained and adjusted as necessary on an ongoing basis.

The Company has contacted key suppliers to determine their Year 2000 compliance efforts. It is in the process of following up with certain critical suppliers for contingency planning purposes. The Company has also contacted certain of its major customers to determine their Year 2000 readiness.

Essential elements of the Company's business are dependent on certain key third parties (for example, interstate pipeline companies, natural gas suppliers, banks, electric utilities and telecommunication companies). A material failure by any such key third party could significantly disrupt the Company's business. With respect to operations over which it has direct control, management perceives that the most significant potential risks in the event that a Year 2000 problem causes one or more systems

The Company currently estimates that it will incur expenses of approximately $1.2 million through March 31, 2000 to complete its Year 2000 compliance efforts, in addition to the $7.5 million already incurred through September 30, 1999. Management does not expect the cost of the Company's Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of the Company.

Market Risk Management

Commodity Price Risk. The Company uses market risk sensitive financial instruments, including futures, forward contracts, and derivatives such as swaps and options, to manage its exposure to certain commodity price risks in its subsidiaries' operations. These risks occur because of the changing prices of natural gas, power, crude oil, ethane, and propane. The Company's policy for risk management activities stipulates that such financial instruments are only to be used for hedging purposes.

The Company's gas distribution utility subsidiaries are not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges. However, the Company entered into contracts to fix prices for less than 1% of Peoples Gas' gas supplies. Any gains or losses from financial trades are deferred

Investments by the Company's diversified business segments are subject to a thorough analysis of related market risk and an acceptable plan for each investment is formulated to manage this risk. After a risk management program for the investment is approved, both the operating unit's and the Company's senior management are kept apprised of any remaining market risk through daily mark-to-market reports.

The Company has working interests in natural gas and crude oil producing properties. Using swaps, approximately 85% of the production for calendar year 2000 is hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal gain in value resulting from the financial transaction. As of September 30, 1999, the exposure from non-hedged production was immaterial to the consolidated financial statements. A sensitivity analysis has been prepared to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and related financial instruments used to mitigate the price exposure. As of September 30, 1999, an instantaneous 10% adverse movement in the Nymex forward curve for natural gas and oil would have reduced future earnings before income taxes by approximately $840,000.

The Company sells fixed price and variable priced products as part of its retail energy services. These contracts call for physical delivery and can not be settled financially. Risk is reduced through the use of fixed price supplier contracts and storage assets. As of September 30, 1999, exposure from these activities was not material.

The Elwood facility is a gas-fired electric generating peaking facility. Elwood has agreed to sell all of the facility's generation capacity and energy produced at fixed demand and commodity charges under multi-year contracts. Therefore, Elwood has no price risk on its power sales. However, it does bear fuel price risk when natural gas prices exceed its targeted weighted average cost of gas (WACOG). The partnership has implemented a comprehensive risk management program that is intended to reduce cash flow and extract maximum value from its investment. The program includes the purchase of gas supply at or near targeted WACOG prices, limits to minimize the threat of loss through market movements, daily review of price exposure and frequent senior management review. As of September 30, 1999, Elwood had no open financial positions related to its risk management strategy.

The Company is also exposed to credit risk when a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To mitigate this risk, the Company has established procedures to determine and monitor the creditworthiness of counterparties. Transactions are executed only with counterparties having strong credit ratings. Controls are also in place to limit dollar exposure and transaction term based upon creditworthiness. The Co the counterparties to fail to meet their contractual obligations with these controls in place.

Interest Rate Risk. Interest rate risk generally is related to the Company's and its gas distribution subsidiaries' outstanding debt. A sensitivity analysis methodology is being utilized to determine potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to hypothetical changes in interest rates.

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the current mix of $27.0 million in long-term variable rate debt and $129.0 million in short-term borrowings, assuming interest rates are 10% higher than the rates reported at the end of fiscal 1999, the Company's annualized interest expense would increase by approximately $820,000 before considering the effect of income taxes.

Peoples Gas manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the current mix of $27.0 million in long-term variable rate debt and $16.0 million in short-term borrowings, assuming interest rates are 10% higher than the rates reported at the end of fiscal 1999, Peoples Gas' annualized interest expense would increase by approximately $190,000 before considering the effect of income taxes.

CAPITAL RESOURCES

Capital Spending

Capital spending for the Company totaled $229.1 million in 1999, $143.5 million in 1998, and $95.2 million in 1997.

Capital spending for the Company for fiscal 1999 increased $85.6 million from fiscal 1998, due principally to a $57.6 million increase for the Elwood facility which began supplying electricity to customers in July 1999, an increase of $11.8 million associated with the oil and gas producing properties, an increase of $4.9 million for the SureRead remote automated meter reading system and an additional $6.7 million for the C-first customer information system.

Capital spending for the Company for fiscal 1998 increased $49.7 million from fiscal 1997. The change is mainly attributable to $38.0 million in diversified business segment projects, primarily consisting of $15.5 million for the Elwood facility and $16.0 million for the acquisition of oil and gas producing properties, and a $10.0 million increase for the C-first customer information system.

Capital spending for Peoples Gas totaled $111.4 million in 1999, $94.8 million in 1998, and $74.9 million in 1997.

Capital spending for Peoples Gas for fiscal 1999 increased $16.6 million due primarily to an increase of $4.9 million associated with the SureRead remote automated meter reading system and additional spending for the C-first customer information system of $6.7 million.

In fiscal 1998 capital spending for Peoples Gas increased $19.9 million from the prior year. The increase is primarily attributable to the new customer information system, offset, in part, by the continuation of a cost containment program.

Capital spending for North Shore Gas totaled $13.8 million in 1999, $10.3 million in 1998, and $11.4 million in 1997.

Capital spending for North Shore Gas increased $3.5 million in 1999. The amount reflects a level that is consistent with the Company's financial goals.

In fiscal 1998 capital spending for North Shore Gas decreased $1.1 million from the prior year. The reduction reflects North Shore Gas' commitment to its cost containment program.

Fiscal 2000 Outlook

Capital spending is likely to total $200 million in fiscal 2000, but the potential exists for additional spending. The amount for gas distribution is expected to be less than 1999; the amount for diversified business segments could increase from the 1999 level.

Financing Activities

Pursuant to notice given to the trustee of the City of Joliet 1984 Series C Bonds, due October 1, 1999, which were secured by Peoples Gas' adjustable Rate First and Refunding Mortgage Bonds, Series W, these bonds were redeemed on October 1, 1998.

There are no sinking fund requirements for long-term debt due in fiscal 2000. (See Notes 14A and 14B of the Notes to Consolidated Financial Statements.)

The Company anticipates that the gas distribution utilities future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from the Company, borrowing arrangements with banks or the issuance of short-term debt and periodic long-term financing involving equity or the utilities' first mortgage bonds.

The capital needs of the Companys diversified business segments have been met through equity investments, funded, in part, by the issuance of short-term debt. The Company has established a $150 million commercial paper program for this purpose. (See Note 13 of the Notes to Consolidated Financial Statements.)

The Company intends to increase its commitments to the diversified business segments. Capital needs for future investments will be met through equity and short and long-term debt financing based on capital structure consideration and market conditions, as well as internally generated funds.

FORWARD LOOKING INFORMATION

The MD&A contains statements that may be considered forward-looking, such as management's expectations, the statements of the Company's financial goals regarding diversified earnings, the effect of weather on net income, cash position, source of funds, coverage ratios, credit lines and financing activities, market risk, and the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the gas distribution utility subsidiaries, environmental matters, and the discussion concerning Year 2000 compliant systems. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  The future health of the U.S. and Illinois economies;
  The timing and extent of changes in energy commodity prices and interest rates;
  Litigation concerning North Shore Gas' liability for CERCLA response costs relating to a former mineral processing site in Denver, Colorado;
  Regulatory developments in the U.S., or in Illinois and other states where the Company does business;
  Changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  The Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time; and
  The ability of various vendors and others with whom the Company interacts to complete Year 2000 systems modification efforts in a timely manner that allows them to continue normal business transactions with the Company without disruption.

Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition & Deregulation," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply" in "Item 1 - Business" of the Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking stataements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management," and Note 1N of the Notes to Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data
Page

Statement of Management's Responsibility	35

Report of Independent Public Accountants
Peoples Energy	36
Peoples Gas	37
North Shore Gas	38

Consolidated Statements of Income for Fiscal Years Ended September 30, 1999, 1998, and 1997
Peoples Energy	39
Peoples Gas	44
North Shore Gas	49

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended September 30, 1999, 1998, and 1997
Peoples Energy	42
Peoples Gas	47
North Shore Gas	52

Consolidated Balance Sheets at September 30, 1999 and 1998
Peoples Energy	40
Peoples Gas	45
North Shore Gas	50

Consolidated Capitalization Statements at September 30, 1999 and 1998
Peoples Energy	41
Peoples Gas	46
North Shore Gas	51

Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 1999, 1998, and 1997
Peoples Energy	43
Peoples Gas	48
North Shore Gas	53

Notes to Consolidated Financial Statements	54

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation (an Illinois corporation) and subsidiary companies at September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our re

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating t

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects,

ARTHUR ANDERSEN LLP

Chicago, Illinois

October 29, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1999 and 1998, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial stat e referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating t

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects,

ARTHUR ANDERSEN LLP

Chicago, Illinois

October 29, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 1999 and 1998, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended September 30, 1999. These financia

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating t

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

October 29, 1999

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands, except per-share amounts)

Operating Revenues	$ 1,194,381	$ 1,132,728	$ 1,273,689

Operating Expenses:
Cost of energy sold	573,288	521,654	615,534
Operation and maintenance	251,036	245,208	248,422
Depreciation, depletion and amortization (see Note 1G)	83,531	77,315	74,074
Taxes - other than income taxes	130,512	130,098	147,521
Total Operating Expenses	1,038,367	974,275	1,085,551

Operating Income	156,014	158,453	188,138

Equity Investment Income	8,874	345	(110)

Total Operating Income and Equity Investment Income	164,888	158,798	188,028

Other Income and (Deductions) (see Note 8)	19,840	4,295	5,139

Interest Expense	39,511	38,545	38,328

Earnings Before Income Taxes	145,217	124,548	154,839

Income Taxes	52,581	45,125	56,435

Net Income	$ 92,636	$ 79,423	$ 98,404

Average Shares of Common Stock Outstanding	35,477	35,257	35,000

Basic Earnings Per Share of Common Stock	$ 2.61	$ 2.25	$ 2.81

Diluted Earnings Per Share of Common Stock	$ 2.61	$ 2.25	$ 2.81

Peoples Energy Corporation
CONSOLIDATED BALANCE SHEETS

	At September 30,
	1999	1998
ASSETS	(Thousands)
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,330,919	$ 2,209,957
Less - Accumulated depreciation	811,083	763,296
Net property, plant and equipment	1,519,836	1,446,661
Other investments	130,629	43,707
Total Capital Investments - Net	1,650,465	1,490,368
CURRENT ASSETS:
Cash and cash equivalents	11,608	10,622
Temporary cash investments	8,756	4,393
Special deposits	98	1,443
Receivables -
Customers, net of allowance for uncollectible
accounts of $22,335 and $23,395, respectively	71,991	60,367
Other	28,196	21,387
Accrued unbilled revenues	34,326	23,477
Materials and supplies, at average cost	16,282	18,245
Gas in storage (see Note 1J)	81,510	90,790
Gas costs recoverable through rate adjustments	11,167	4,462
Regulatory assets of subsidiaries (see Note 1H)	5,683	7,858
Prepayments	95,903	71,114
Total Current Assets	365,520	314,158
OTHER ASSETS:
Non-current regulatory assets of subsidiaries (see Note 1H)	59,927	76,564
Deferred charges	24,252	23,410
Total Other Assets	84,179	99,974
Total Assets	$ 2,100,164	$ 1,904,500

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 1,290,464	$ 1,257,965

CURRENT LIABILTIES:
Short-term debt	129,000	8,900
Accounts payable	161,423	123,381
Dividends payable on common stock	17,389	16,977
Customer gas service and credit deposits	46,628	48,942
Sinking fund payments, maturities, and redemptions, due within one year -
Long-term debt of subsidiaries	-	10,400
Accrued taxes	37,573	24,985
Gas sales revenue refundable through rate adjustments	692	11,028
Accrued interest	10,211	10,821
Total Current Liabilities	402,916	255,434
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes (see Note 10C)	299,524	270,730
Investment tax credits being amortized over
the average lives of related property	30,850	32,387
Other	76,410	87,984
Total Deferred Credits and Other Liabilities	406,784	391,101
Total Capitalization and Liabilities	$ 2,100,164	$ 1,904,500

Peoples Energy Corporation
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	1999	1998
	(Thousands, except number of shares)

Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,489,242 and 35,401,992 shares, respectively	$ 296,712	$ 293,691
Retained earnings	472,483	449,059
Accumulated other comprehensive income	(465)	(1,389)
Total Common Stockholders' Equity	768,730	741,361

Long-Term Debt:
Exclusive of sinking fund payments and maturities
due within one year
The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
7.50% Series Y, due March 1, 2015	50,000	50,000
7.50% Series Z, due March 1, 2015	50,000	50,000
8.10% Series BB, due May 1, 2020	75,000	75,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
Adjustable-Rate Series EE (3.20% and 3.90% through
November 30, 1999 and November 30, 1998, respectively),
due December 1, 2023 (see Note 14A)	27,000	27,000
6.10% Series FF, due June 1, 2025	50,000	50,000
North Shore Gas Company
First Mortgage Bonds -
8% Series J, due November 1, 2020	24,699	24,699
6-3/8% Series K, due October 1, 2022	-	24,905
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	30,035	-
Total Long-Term Debt	521,734	516,604
Total Capitalization	$ 1,290,464	$ 1,257,965

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
(Thousands)	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1998		$ 449,059	$ (1,389)	$ 293,691	$ 741,361
Comprehensive Income
Net Income	$ 92,636	92,636			92,636
Other Comprehensive Income
Minimum pension liability adjustment	924				924
Other Comprehensive Income, net of tax	924		924
Total Comprehensive Income	$ 93,560
Common Stock issued				3,021	3,021
Dividends declared on common stock		(69,212)			(69,212)
Ending balance, September 30, 1999		$ 472,483	$ (465)	$ 296,712	$ 768,730

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1997		$ 437,009	$ (2,357)	$ 281,847	$ 716,499
Comprehensive Income
Net Income	$ 79,423	79,423			79,423
Other Comprehensive Income
Minimum pension liability adjustment	968				968
Other Comprehensive Income, net of tax	968		968
Total Comprehensive Income	$ 80,391
Common Stock issued				11,844	11,844
Dividends declared on common stock		(67,373)			(67,373)
Ending balance, September 30, 1998		$ 449,059	$ (1,389)	$ 293,691	$ 741,361

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1996		$ 404,065	$ (761)	$ 277,881	$ 681,185
Comprehensive Income
Net Income	$ 98,404	98,404			98,404
Other Comprehensive Income
Minimum pension liability adjustment	(1,596)				(1,596)
Other Comprehensive Income, net of tax	(1,596)		(1,596)
Total Comprehensive Income	$ 96,808
Common Stock issued				3,966	3,966
Dividends declared on common stock		(65,460)			(65,460)
Ending balance, September 30, 1997		$ 437,009	$ (2,357)	$ 281,847	$ 716,499

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)
Operating Activities:
Net Income	$ 92,636	$ 79,423	$ 98,404
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization	83,531	77,315	74,074
Deferred income taxes and investment tax credits - net	22,457	24,030	16,449
Change in deferred credits and other liabilities	(6,774)	35,653	6,076
Change in other assets	10,442	(47,224)	1,474
Undistributed earnings from equity investments	(8,672)	(329)	110
Change in current assets and liabilities:
Receivables - net	(18,433)	29,719	(10,398)
Accrued unbilled revenues	(10,849)	(734)	6,571
Materials and supplies	1,963	1,140	(3,258)
Gas in storage	9,280	(12,947)	(12,340)
Gas costs recoverable	(6,705)	702	14,756
Regulatory assets	2,175	7,601	26,820
Prepayments	(24,789)	(28,212)	(30,615)
Accounts payable	38,042	(11,488)	(13,102)
Customer gas service and credit deposits	(2,314)	3,556	2,996
Accrued taxes	12,588	4,340	(12,177)
Gas sales revenue refundable	(10,336)	(3,867)	973
Accrued interest	(611)	21	4
Net Cash Provided by Operating Activities	183,631	158,699	166,817

Investing Activities:
Capital spending (See Note 2)	(229,067)	(143,466)	(93,721)
Special deposit	1,345	(1,443)	-
Other temporary cash investments	(4,364)	11,507	(15,000)
Other assets	390	968	(1,596)
Net Cash Used in Investing Activities	(231,696)	(132,434)	(110,317)

Financing Activities:
Short-term debt	120,100	6,090	185
Issuance of long-term debt of subsidiaries	30,035	-	-
Retirement of long-term debt of subsidiaries	(35,305)	-	(60)
Dividends paid on common stock	(68,800)	(66,875)	(65,063)
Proceeds from issuance of common stock	3,021	11,844	3,966
Net Cash Provided by (Used in) Financing Activities	49,051	(48,941)	(60,972)
Net Increase (Decrease) in Cash and Cash Equivalents	986	(22,676)	(4,472)
Cash and Cash Equivalents at Beginning of Year	10,622	33,298	37,770
Cash and Cash Equivalents at End of Year	$ 11,608	$ 10,622	$ 33,298

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)

Operating Revenues	$ 851,515	$ 907,520	$ 1,099,484

Operating Expenses:
Gas costs	323,200	378,438	519,334
Operation and maintenance	205,901	206,374	217,026
Depreciation and amortization	69,444	67,752	66,075
Taxes - other than income taxes	116,904	117,301	134,470
Total Operating Expenses	715,449	769,865	936,905

Operating Income	136,066	137,655	162,579

Other Income and (Deductions) (see Note 8)	18,885	2,052	3,931

Interest Expense	32,619	33,141	33,143

Earnings Before Income Taxes	122,332	106,566	133,367

Income Taxes	44,115	38,188	48,269

Net Income Applicable to Common Stock	$ 78,217	$ 68,378	$ 85,098

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	1999	1998
	(Thousands)
PROPERTIES AND OTHER ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 1,968,749	$ 1,888,025
Less - Accumulated depreciation and amortization	689,670	654,262
Net property, plant and equipment	1,279,079	1,233,763
Other investments	9,414	9,745
Total Capital Investments - Net	1,288,493	1,243,508

CURRENT ASSETS:
Cash and cash equivalents	3,716	3,134
Temporary cash investments	500	500
Receivables -
Customers, net of allowance for uncollectible
accounts of $20,990 and $22,613, respectively	49,464	50,280
Other	23,381	34,051
Accrued unbilled revenues	22,303	17,363
Materials and supplies, at average cost	10,843	12,332
Gas in storage, at last-in, first-out cost	64,640	75,767
Gas costs recoverable through rate adjustments	8,781	3,847
Regulatory assets (see Note 1H)	5,106	6,651
Prepayments	95,448	70,406
Total Current Assets	284,182	274,331

OTHER ASSETS:
Non-current regulatory assets (see Note 1H)	38,970	52,670
Deferred charges	19,408	18,933
Total Other Assets	58,378	71,603

Total Properties and Other Assets	$ 1,631,053	$ 1,589,442

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 1,050,400	$ 1,034,519

CURRENT LIABILITIES:
Interim loans	15,990	8,900
Accounts payable	110,008	100,522
Dividends payable on common stock	19,854	13,898
Customer gas service and credit deposits	41,310	43,237
Sinking fund payments and maturities, due within one year
Long-term debt	-	10,400
Accrued taxes	33,613	25,708
Gas sales revenue refundable through rate adjustments	692	9,864
Accrued interest	8,473	8,788
Total Current Liabilities	229,940	221,317

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes (see Note 10C)	279,289	247,959
Investment tax credits being amortized over
the average lives of related property	27,571	28,951
Other	43,853	56,696
Total Deferred Credits and Other Liabilities	350,713	333,606

Total Capitalization and Liabilities	$ 1,631,053	$ 1,589,442

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	1999	1998
	(Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307
Retained earnings (see Consolidated Statements
of Retained Earnings)	433,093	417,212
Total Common Stockholder's Equity	598,400	582,519

Long-Term Debt:
Exclusive of sinking fund payments and maturities
due within one year
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
7.50% Series Y, due March 1, 2015	50,000	50,000
7.50% Series Z, due March 1, 2015	50,000	50,000
8.10% Series BB, due May 1, 2020	75,000	75,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5.75% Series DD, due December 1, 2023	75,000	75,000
Adjustable-Rate Series EE (3.20% and 3.90% through
November 30, 1999 and November 30, 1998, respectively),
due December 1, 2023 (see Note 14A)	27,000	27,000
6.10% Series FF, due June 1, 2025	50,000	50,000
Total Long-Term Debt	452,000	452,000

Total Capitalization	$ 1,050,400	$ 1,034,519

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
(Thousands)	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1998		$ 418,601	$ (1,389)	$ 165,307	$ 582,519
Comprehensive Income
Net Income	$ 78,217	78,217			78,217
Other Comprehensive Income
Minimum pension liability adjustment	924				924
Other Comprehensive Income, net of tax	924		924
Total Comprehensive Income	$ 79,141
Miscellaneous Credits to Surplus		2,257		-	2,257
Dividends declared on common stock		(65,517)			(65,517)
Ending balance, September 30, 1999		$ 433,558	$ (465)	$ 165,307	$ 598,400

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1997		$ 412,019	$ (2,357)	$ 165,307	$ 574,969
Comprehensive Income
Net Income	$ 68,378	68,378			68,378
Other Comprehensive Income
Minimum pension liability adjustment	968				968
Other Comprehensive Income, net of tax	968		968
Total Comprehensive Income	$ 69,346
Dividends declared on common stock		(61,796)			(61,796)
Ending balance, September 30, 1998		$ 418,601	$ (1,389)	$ 165,307	$ 582,519

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1996		$ 399,636	$ (761)	$ 165,307	$ 564,182
Comprehensive Income
Net Income	$ 85,098	85,098			85,098
Other Comprehensive Income
Minimum pension liability adjustment	(1,596)				(1,596)
Other Comprehensive Income, net of tax	(1,596)		(1,596)
Total Comprehensive Income	$ 83,502
Dividends declared on common stock		(72,715)			(72,715)
Ending balance, September 30, 1997		$ 412,019	$ (2,357)	$ 165,307	$ 574,969

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)
OPERATING ACTIVITIES:
Net Income	$ 78,217	$ 68,378	$ 85,098
Adjustments to reconcile net income to net cash:
Depreciation and amortization	69,444	67,752	66,075
Deferred income taxes and investment tax credits - net	26,241	22,464	16,383
Change in other deferred credits and other liabilities	(9,134)	19,157	2,783
Change in deferred charges	7,611	(29,040)	(107)
Change in current assets and liabilities:
Receivables - net	11,486	23,158	(12,292)
Accrued unbilled revenues	(4,940)	2,746	5,425
Materials and supplies	1,489	893	792
Gas in storage	11,127	(8,231)	(11,660)
Gas costs recoverable	(4,934)	(519)	14,092
Regulatory assets	1,545	6,488	21,603
Prepayments	(25,042)	(30,604)	(27,905)
Accounts payable	9,486	(12,980)	(8,150)
Customer gas service and credit deposits	(1,927)	3,484	2,631
Accrued taxes	7,905	6,652	(12,186)
Gas sales revenue refundable	(9,172)	(4,620)	3,750
Accrued interest	(315)	25	5
Net Cash Provided by Operating Activities	169,087	135,203	146,337

INVESTING ACTIVITIES:
Capital spending	(111,396)	(94,833)	(74,916)
Other assets	5,763	968	(1,595)
Other temporary cash investments	-	15,000	(15,000)
Net Cash Used in Investing Activities	(105,633)	(78,865)	(91,511)

FINANCING ACTIVITIES:
Short-term debt	7,090	8,200	-
Retirement of long-term debt	(10,400)	-	-
Dividends paid on common stock	(59,562)	(79,913)	(53,854)
Net Cash Used in Financing Activities	(62,872)	(71,713)	(53,854)
Net Increase (Decrease) in Cash and Cash Equivalents	582	(15,375)	972
Cash and Cash Equivalents at Beginning of Year	3,134	18,509	17,537
Cash and Cash Equivalents at End of Year	$ 3,716	$ 3,134	$ 18,509

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)

Operating Revenues	$ 135,720	$ 144,206	$ 168,875

Operating Expenses:
Gas costs	63,695	73,043	92,307
Operation and maintenance	26,575	24,829	27,064
Depreciation	8,460	8,053	7,863
Taxes - other than income taxes	12,588	12,395	12,927
Total Operating Expenses	111,318	118,320	140,161

Operating Income	24,402	25,886	28,714

Other Income and (Deductions) (see Note 8)	648	414	398

Interest Expense	5,162	5,189	5,069

Earnings Before Income Taxes	19,888	21,111	24,043

Income Taxes	7,396	8,125	9,229

Net Income Applicable to Common Stock	$ 12,492	$ 12,986	$ 14,814

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	1999	1998
PROPERTIES AND OTHER ASSETS	(Thousands)
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 317,368	$ 304,487
Less - Accumulated depreciation	115,143	107,590
Net property, plant and equipment	202,225	196,897
Other investments	22	22
Total Capital Investments - Net	202,247	196,919

CURRENT ASSETS:
Cash and cash equivalents	343	4,666
Temporary cash investments	7,855	-
Receivables -
Customers, net of allowance for uncollectible
accounts of $755 and $705, respectively	3,602	3,811
Other	5,030	828
Accrued unbilled revenues	3,744	2,629
Materials and supplies, at average cost	2,348	2,729
Gas in storage, at last-in, first-out cost	8,792	9,917
Gas costs recoverable through rate adjustments	2,386	614
Regulatory assets (see Note 1H)	577	1,208
Prepayments	271	317
Total Current Assets	34,948	26,719

OTHER ASSETS:
Non-current regulatory assets (see Note 1H)	20,956	23,895
Deferred charges	4,057	3,730
Total Other Assets	25,013	27,625

Total Properties and Other Assets	$ 262,208	$ 251,263

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 166,633	$ 159,381

CURRENT LIABILITIES:
Accounts payable	26,448	22,952
Dividends payable on common stock	2,139	2,429
Customer gas service and credit deposits	5,318	5,705
Accrued taxes	4,039	1,306
Gas sales revenue refundable through rate adjustments	-	1,163
Accrued interest	1,737	2,034
Total Current Liabilities	39,681	35,589

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes (see Note 10C)	21,052	23,052
Investment tax credits being amortized over
the average lives of related property	3,279	3,437
Other	31,563	29,804
Total Deferred Credits and Other Liabilities	55,894	56,293

Total Capitalization and Liabilities	$ 262,208	$ 251,263

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	1999	1998
	(Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757
Retained earnings (see Consolidated Statements
of Retained Earnings)	72,142	70,020
Total Common Stockholder's Equity	96,899	94,777

Long-Term Debt:
Exclusive of sinking fund payments and maturities
due within one year
First and Refunding Mortgage Bonds -
8% Series J, due November 1, 2020	24,699	24,699
6-3/8% Series K, due October 1, 2022	-	24,905
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	30,035	-
Total Long-Term Debt	69,734	64,604

Total Capitalization	$ 166,633	$ 159,381

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Retained	Common
(Thousands)	Earnings	Stock	Total
Beginning Balance, October 1, 1998	$ 70,020	$ 24,757	$ 94,777
Net Income	12,492		12,492
Dividends declared on common stock	(10,370)		(10,370)
Ending balance, September 30, 1999	$ 72,142	$ 24,757	$ 96,899

	Retained	Common
	Earnings	Stock	Total
Beginning Balance, October 1, 1997	$ 67,912	$ 24,757	$ 92,669
Net Income	12,986		12,986
Dividends declared on common stock	(10,878)		(10,878)
Ending balance, September 30, 1998	$ 70,020	$ 24,757	$ 94,777

	Retained	Common
	Earnings	Stock	Total
Beginning Balance, October 1, 1996	$ 66,623	$ 24,757	$ 91,380
Net Income	14,814		14,814
Dividends declared on common stock	(13,525)		(13,525)
Ending balance, September 30, 1997	$ 67,912	$ 24,757	$ 92,669
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)
OPERATING ACTIVITIES:
Net Income	$ 12,492	$ 12,986	$14,814
Adjustments to reconcile net income to net cash:
Depreciation	8,460	8,053	7,863
Deferred income taxes and investment tax credits - net	(2,233)	1,691	126
Change in other deferred credits and other liabilities	1,834	17,719	319
Change in deferred charges	2,612	(18,652)	2,081
Change in current assets and liabilities:
Receivables - net	(3,993)	2,028	2,277
Accrued unbilled revenues	(1,115)	5	1,146
Materials and supplies	381	247	(867)
Gas in storage	1,125	86	(376)
Gas costs recoverable	(1,772)	1,222	664
Regulatory assets	631	1,112	5,217
Payables	3,496	4,069	(8,045)
Customer gas service and credit deposits	(387)	71	365
Accrued taxes	2,733	(647)	(345)
Gas sales revenue refundable	(1,163)	752	(2,778)
Accrued interest	(297)	(3)	-
Prepayments	46	(71)	125
Net Cash Provided by Operating Activities	22,850	30,668	22,586

INVESTING ACTIVITIES:
Capital spending	(13,788)	(10,276)	(11,371)
Other temporary cash investments	(7,855)	-	-
Net Cash Used in Investing Activities	(21,643)	(10,276)	(11,371)

FINANCING ACTIVITIES:
Short-term debt	-	(2,110)	185
Retirement of long-term debt	(24,905)	-	(60)
Issuance of long-term debt	30,035	-	-
Dividends paid on common stock	(10,660)	(13,960)	(11,385)
Net Cash Used in Financing Activities	(5,530)	(16,070)	(11,260)
Net Increase (Decrease) in Cash and Cash Equivalents	(4,323)	4,322	(45)
Cash and Cash Equivalents at Beginning of Year	4,666	344	389
Cash and Cash Equivalents at End of Year	$ 343	$ 4,666	$ 344

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments for which the Company's subsidiaries have at least a 20% interest, but less than a majority ownership, and partnerships in which the Company has less than a majority interest are accounted for under the equity method. Certain items previously reported for years prior to 1999 have been reclassified to conform with the current-year presentation.

B. Use of Estimates

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

C. Concentration of Credit Risk

Peoples Gas provides natural gas service to approximately 837,000 customers within the City of Chicago. North Shore Gas provides natural gas service to about 146,000 customers within approximately 275 square miles in northeastern Illinois. Peoples Energy Services, the Company's retail energy marketing subsidiary, sells natural gas and electricity to approximately 17,000 customers in northern Illinois. Credit risk for each Company is spread over a diversified base of residential, commercial, and industrial customers. The Company's interest in oil and gas reserves are managed by 32 operators.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

The counterparties of Elwood Energy consist of an investor-owned utility and an energy trading company, both of which are considered investment grade or higher. The Company minimizes credit risk by dealing with creditworthy counterparties in accordance with established credit approval practices and limits. The Company and Elwood Energy routinely assess the financial strength of their counterparties and may require letters of credit or parental guarantees when the financial strength of a counterparty is not considered sufficient.

D. Revenue Recognition

Gas sales and transportation revenues are recorded on the accrual basis for all gas delivered during the month, including an estimate for gas delivered but unbilled at the end of each month. Oil and gas production revenues are accrued based on estimated monthly production from each well.

E. Property, Plant and Equipment

Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs and an allowance for funds used during construction or capitalized interest as appropriate.

F. Accounts Payable

The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

G. Depreciation, Depletion and Amortization

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

Peoples Gas and North Shore Gas' provision for depreciation and amortization, expressed as an annual percentage of the original cost of depreciable property, was 3.7% and 3.1%, respectively, for fiscal years 1999, 1998 and 1997.

In the case of oil and gas producing properties, the Company is amortizing the capitalized costs on an overall units-of-production method based on total estimated proved oil and gas reserves. The fiscal 1999 and 1998 rate of depletion was $.99 and $1.23 per equivalent Mcf unit of production, respectively.

Other diversified businesses' depreciable property is amortized over its estimated useful lives. Gains and losses are recognized at the time of asset sale or disposition.

The consolidated provision for depreciation and amortization, expressed as an annual percentage of the original cost of depreciable property, was 3.6% for fiscal years 1999, 1998 and 1997.

H. Regulated Operations

Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets on the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

The following regulatory assets of subsidiaries were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30, 1999 and 1998:

	1999	1998
	(Thousands)

Environmental costs, net of recoveries (see Note 3A)	$ 43,236	$ 60,675
Income tax (see Note 1I)	11,972	9,131
Discount, premium, expenses, and loss on reacquired bonds	4,087	2,660
SNG plant	6,315	11,929
Other	-	27
Total regulatory assets of subsidiaries	$ 65,610	$ 84,422

The following regulatory assets of Peoples Gas were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30, 1999 and 1998:

	1999	1998
	(Thousands)

Environmental costs, net of recoveries (see Note 3A)	$ 23,496	$ 35,667
Income tax (see Note 1I)	11,972	9,131
Discount, premium, expenses, and loss on reacquired bonds	2,294	2,572
SNG plant	6,315	11,929
Other	-	21
Total regulatory assets of Peoples Gas	$ 44,077	$ 59,320

The following regulatory assets of North Shore Gas were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30, 1999 and 1998:

	1999	1998
	(Thousands)

Environmental costs, net of recoveries (see Note 3A)	$ 19,740	$ 25,008
Discount, premium, expenses, and loss on reacquired bonds	1,793	88
Other	-	6
Total regulatory assets of North Shore Gas	$ 21,533	$ 25,102

If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the remaining regulated operations.

I. Income Taxes

The Company and its subsidiaries follow the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on Peoples Gas and North Shore Gas, certain adjustments made to deferred income taxes are, in turn, debited or credited to regulatory assets or liabilities. (See Note 10C.)

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 1999 and 1998, net regulatory income tax assets recorded in Other Assets amounted to $12.0 million and $9.1 million, respectively, while net regulatory income tax liabilities recorded in Other Liabilities equaled $4.7 million and $5.0 million, respectively.

Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

J. Gas in Storage

For Peoples Gas and North Shore Gas, storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage for the utilities are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 1999 and 1998 exceeded the LIFO cost by approximately $67.4 million and $99.0 million, respectively. The retail energy services segment accounts for gas in inventory using the first-in, first-out (FIFO) method. The volumes of gas and the associated costs involved are not material.

K. Statement of Cash Flows

For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

Income taxes and interest paid (excluding capitalized interest of $2,608, $646 and $147 for the respective years) were as follows:

For fiscal years	Peoples Energy			Peoples Gas			North Shore Gas
Ended September 30,	1999	1998	1997	1999	1998	1997	1999	1998	1997
(Thousands)

Income taxes paid	$20,502	$19,832	$55,037	$14,215	$11,775	$45,781	$7,506	$6,209	$9,053
Interest paid	39,778	37,239	36,906	31,762	32,118	32,017	5,164	5,064	4,889

L. Recovery of Gas Costs

Under the tariffs of Peoples Gas and North Shore Gas, all reasonably incurred gas costs are recoverable from customers. The difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

For each gas distribution utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding Peoples Gas and North Shore Gas for fiscal years 1997 and 1999, are currently pending before the Commission.

M. Recovery of Costs of Environmental Activities Relating to Former Manufactured Gas Operations

Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. Such proceedings regarding the companies for fiscal year 1998 are currently pending before the Commission.

N. Hedging Activities

The Company has a formal risk management policy that establishes monitoring and control procedures for the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading solely to minimize risk, and not for any speculative purpose. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and volume fluctuations related to its business activities, including price risk related to the geographic location of the commodity (basis risk).

The Company is accounting for all current derivative transactions through hedge accounting. These derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized on the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of September 30, 1999 and 1998, the Company had open derivative financial instruments representing hedges of equivalent natural gas production of 9.3 Bcf and 1.0 Bcf. At September 30, 1999, the Company had no gain or loss on the Consolidated Balance Sheet. At September 30, 1998, the Company had deferred gains of $13,000 on the Consolidated Balance Sheet.

O. Oil and Gas Production Properties

For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the Securities and Exchange Commission. Under the full-cost method, all costs directly associated with acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment of the assets is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow. For fiscal years 1999 and 1998, there was no such charge to income.

P. Accounting Standards

On October 1, 1998, Peoples Energy and its subsidiaries adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes the standards for reporting and display of comprehensive income and its components in a full set of financial statements. The statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence as the other financial statements. (See Note 7.)

Peoples Energy and its subsidiaries adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective October 1, 1998. SFAS No. 131 establishes standards for the way to report selected information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial statements. The statement requires reporting financial and descriptive information about our reportable operating segments on a basis that is used internally by management in evaluating segment performance. The adoption of this standard did not affect results of operations or financial position, but did affect the disclosure of segment information. (See Note 2.)

In fiscal 1999, the Company and its subsidiaries adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires disclosure of new accounting information on changes in plan benefit obligations and fair values of plan assets. The adoption of this standard did not affect results of operations or financial position, but did affect the disclosure of pension and other postretirement benefits information. (See Note 9.)

In June 1998, as amended on May 19, 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Changes in the fair value of derivatives will be recognized in the current period earnings, unless specific hedge accounting criteria are met. If a transaction qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the current period's income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. The statement must be adopted no later than the Company's fiscal year 2001. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

2: BUSINESS SEGMENTS

The Company is presenting below information about its operating segments for the fiscal years 1999, 1998 and 1997, according to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted this year. The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production, and Other. Operating income also includes the effect of corporate activities and consolidating adjustments. North Shore Gas is active in the Gas Distribution segment only. Peoples Gas' main activity is the Gas Distribution segment but is also involved in activity reported in the Midstream and Retail Energy Services segments.

The Company has determined its business segments based on regulation plus a delineation based on type of product or services and activity related to those products or services, such as production versus marketing of natural gas. These segments are consistent with how the Company's Strategic Planning Committee develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating income and equity investment income before interest expense, other income and deductions, and income taxes. The accounting policies of the six segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. No single customer represents more than 5% of consolidated revenues. In addition, all of the reportable segments' revenues are derived from sources within the U.S. and all reportable segments long-lived assets are located in the U.S.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately 1 million retail customers through a 6,000 mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and five major pipeline suppliers to Chicago.

The Power Generation segment is engaged in the development, construction, operation, and ownership of gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Resources are equal investors in Elwood Energy, which owns and operates a 600-megawatt peaking facility near Chicago, Illinois.

The Midstream Services segment performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates an NGL peaking facility and is active in other asset-based wholesale activities.

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. Peoples Gas home services activity is also part of this segment.

The Oil and Gas Production segment is active in the development and production of oil and gas reserves in selected basins in the United States. The Company targets on-shore prospects with proved producing oil and gas reserves and the potential for enhancement through drilling programs.

The Company is involved in other activities such as district heating and cooling and the development of natural gas fueling stations for natural gas vehicles. These and other activities do not fall under the above segments and are reported in the Other segment.

Peoples Energy
				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Fiscal 1999 (Thousands)	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 980,125	$ -	$ 106,916	$ 101,258	$ 9,239	$ 25	$ (3,182)	$ 1,194,381
Depreciation, Depletion and Amortization	77,904	-	211	1,367	4,039	-	10	83,531
Operating Income (Loss)	154,851	(1,630)	8,991	(3,590)	2,151	(522)	(4,237)	156,014
Equity Investment Income	-	8,514	-	-	58	302	-	8,874
Operating Income and Equity Investment Income	154,851	6,884	8,991	(3,590)	2,209	(220)	(4,237)	164,888
Segment Assets	1,481,305	-	8,314	8,178	31,836	2,580	306	1,532,519
Investments in Equity Investees	-	96,021	-	-	6,602	4,174	-	106,797
Capital Spending	$ 125,184	$ 73,186	$ 42	$ 4,589	$ 27,775	$ 580	$ (2,289)	$ 229,067

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Fiscal 1998	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 1,048,403	$ -	$ 49,469	$ 35,905	$ 2,049	$ 4	$ (3,102)	$ 1,132,728
Depreciation, Depletion and Amortization	75,804	-	203	209	1,099		-	77,315
Operating Income (Loss)	160,217	-	7,388	(3,998)	(350)	(1,650)	(3,154)	158,453
Equity Investment Income	-	-	-	-	-	345	-	345
Operating Income and Equity Investment Income	160,217	-	7,388	(3,998)	(350)	(1,305)	(3,154)	158,798
Segment Assets	1,430,660	-	8,738	4,957	13,170	-	22	1,457,547
Investments in Equity Investees	-	15,507	-	-	1,683	5,865	-	23,055
Capital Spending	$ 105,109	$ 15,507	$ 1,795	$ 5,073	$ 15,969	$ 13	$ -	$ 143,466

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Fiscal 1997	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 1,266,678	$ -	$ 8,690	$ 1,109	$ -	$ 13	$ (2,801)	$ 1,273,689
Depreciation, Depletion and Amortization	73,938	-	132	4	-	-	-	74,074
Operating Income (Loss)	189,613	-	2,041	(2,235)	-	(586)	(695)	188,138
Equity Investment Income	-	-	-	-	-	(110)	-	(110)
Operating Income and Equity Investment Income	189,613	-	2,041	(2,235)	-	(696)	(695)	188,028
Segment Assets	1,400,019	-	7,406	93	-	-	8	1,407,526
Investments in Equity Investees	-	-	-	-	-	5,520	-	5,520
Capital Spending	$ 86,287	$ -	$ 7,329	$ 97	$ -	$ 8	$ -	$ 93,721

The following table reconciles total segment assets and investments in equity investees to the Company's consolidated total assets for the fiscal years ended 1999, 1998 and 1997 as follows:

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)

Segment Assets	$1,532,519	$1,457,547	$1,407,526
Investments in Equity Investees	106,797	23,055	5,520
Other Investments not included in
above Categories	11,149	9,766	5,489
Total Capital Investments - Net	1,650,465	1,490,368	1,418,535

Current Assets	365,520	314,158	344,167
Other Assets	84,179	99,974	58,103
Total Assets	$2,100,164	$1,904,500	$1,820,805

The following table reconciles total segment operating income and equity investment income to the Company's consolidated net income for the fiscal years ended 1999, 1998 and 1997 as follows:

	For fiscal years ended
	1999	1998	1997
	(Thousands)

Operating income and equity investment income	$164,888	$158,798	$188,028
Interest expense	39,511	38,545	38,328
Other income and (deductions)	19,840	4,295	5,139
Income taxes	52,581	45,125	56,435
Net Income	$ 92,636	$ 79,423	$ 98,404

	Peoples Gas				North Shore Gas
			Retail
	Gas	Midstream	Energy		Gas
Fiscal 1999 (Thousands)	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 844,404	$ 5,982	$ 1,129	$ 851,515	$ 135,720
Depreciation and Amortization	69,444	-	-	69,444	8,460
Operating Income (Loss)	130,449	5,982	(365)	136,066	24,402
Segment Assets	1,279,079	-	-	1,279,079	202,225
Capital Spending	$ 111,396	$ -	$ -	$ 111,396	$ 13,788

			Retail
	Gas	Midstream	Energy		Gas
Fiscal 1998	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 904,196	$ 3,324	$ -	$ 907,520	$ 144,206
Depreciation and Amortization	67,752	-	-	67,752	8,053
Operating Income (Loss)	134,331	3,324	-	137,655	25,886
Segment Assets	1,233,763	-	-	1,233,763	196,897
Capital Spending	$ 94,833	$ -	$ -	$ 94,833	$ 10,276

			Retail
	Gas	Midstream	Energy		Gas
Fiscal 1997	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 1,097,803	$ 1,681	$ -	$ 1,099,484	$ 168,875
Depreciation and Amortization	66,075	-	-	66,075	7,863
Operating Income (Loss)	160,898	1,681	-	162,579	28,714
Segment Assets	1,205,345	-	-	1,205,345	194,674
Capital Spending	$ 74,916	$ -	$ -	$ 74,916	$ 11,371

The following table reconciles total segment assets to Peoples Gas' and North Shore Gas' consolidated total assets for the fiscal years ended 1999, 1998 and 1997 as follows:

For fiscal years ended September 30,	Peoples Gas			North Shore Gas
(Thousands)	1999	1998	1997	1999	1998	1997

Segment Assets	$1,279,079	$1,233,763	$1,205,345	$202,225	$196,897	$194,674
Other Investments not included in
above Categories	9,414	9,745	5,468	22	22	21
Total Capital Investments - Net	1,288,493	1,243,508	1,210,813	202,247	196,919	194,695

Current Assets	284,182	274,331	298,637	34,948	26,719	27,026
Other Assets	58,378	71,603	48,177	25,013	27,625	8,973
Total Assets	$1,631,053	$1,589,442	$1,557,627	$262,208	$251,263	$230,694

The following table reconciles total segment operating income to Peoples Gas' and North Shore Gas' consolidated net income for the fiscal years ended 1999, 1998 and 1997 as follows:

For fiscal years ended September 30,	Peoples Gas			North Shore Gas
(Thousands)	1999	1998	1997	1999	1998	1997

Operating income	$136,066	$137,655	$162,579	$ 24,402	$ 25,886	$ 28,714
Interest expense	32,619	33,141	33,143	5,162	5,189	5,069
Other income and (deductions)	18,885	2,052	3,931	648	414	398
Income taxes	44,115	38,188	48,269	7,396	8,125	9,229
Net Income	$ 78,217	$ 68,378	$ 85,098	$ 12,492	$ 12,986	$ 14,814

3: ENVIRONMENTAL MATTERS

A. Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The subsidiaries, under the supervision of the Illinois Environmental Protection Agency (IEPA), are conducting investigations of an additional 31 Manufactured Gas Sites. These investigations may require the utility subsidiaries to perform additional investigation and remediation. The investigations are in a preliminary stage and are expected to occur over approximately three years.

In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS was comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibility study to develop and evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation (OMC) were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and remedial work that the EPA determines is necessary. Other parties identified as PRPs did not enter into the AOC.

Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has shared equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

On May 14, 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company, and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

On September 30, 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic contaminated soils. The EPA has estimated the present worth of the remedy to be $26 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

North Shore Gas and the other parties notified by the EPA have entered into discussions regarding implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 1999, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $23.5 million; for North Shore Gas the total was $19.7 million; and for the Company on a consolidated basis the total deferred was $43.2 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at September 30, 1999 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at September 30, 1999 have not been reduced to reflect recoveries from other insurance carriers.

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

B. Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the Record of Decision (ROD) for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

4: COVENANTS REGARDING RETAINED EARNINGS

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 1999, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $72.1 million.

5: LONG-TERM LEASE

Peoples Gas has entered into a long-term operating lease for its headquarters office which expires in 2008.

The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 percent each year through 2003. Base rent in 2004 is approximately $3.6 million with annual increases of 2 percent each year through 2008.

Rental expenses for the headquarters office were $6.6 million, $6.5 million, and $6.4 million for fiscal years 1999, 1998 and 1997, respectively.

6: EARNINGS PER SHARE

The table below shows average and diluted shares for computing the Company's per share amounts. The dilution is attributable to stock options outstanding under the Long-Term Incentive Compensation Plan.

	Average Common Stock
	Shares (in thousands)
Fiscal Years	1999	1998	1997
As reported shares	35,477	35,257	35,000
Effects of options	13	19	26
Diluted shares	35,490	35,276	35,026

Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.

7: COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," was adopted in fiscal 1999. This statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes in equity (other comprehensive income). Comprehensive income includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost. The Company has reported accumulated other comprehensive income in its Consolidated Statement of Stockholders' Equity.

Comprehensive income for the Company for fiscal years 1999, 1998 and 1997 is as follows:

	Fiscal Years
(Thousands)	1999	1998	1997
Net income	$92,636	$79,423	$98,404

Other comprehensive income
Minimum pension liability	1,533	1,604	(2,645)
Income tax (expense)/benefit	(609)	(636)	1,049
Other comprehensive income, net of tax	924	968	(1,596)

Comprehensive income	$93,560	$80,391	$96,808

Comprehensive income for Peoples Gas for fiscal years 1999, 1998 and 1997 is as follows:

	Fiscal Years
(Thousands)	1999	1998	1997
Net income	$78,217	$68,378	$85,098

Other comprehensive income
Minimum pension liability	1,533	1,604	(2,645)
Income tax (expense)/benefit	(609)	(636)	1,049
Other comprehensive income, net of tax	924	968	(1,596)

Comprehensive income	$79,141	$69,346	$83,502

8: OTHER INCOME AND (DEDUCTIONS)

Other income and deductions for Peoples Energy for fiscal 1999, 1998 and 1997 were as follows:

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)
Elimination of decommissioning reserve	$ 12,985	$ -	$ -
Miscellaneous interest revenues	3,494	2,445	4,515
Income from securities	670	924	591
Allowance for other funds used during construction	1,955	933	120
Other	736	(7)	(87)
Total other income and (deductions)	$ 19,840	$ 4,295	$ 5,139

Other income and deductions for Peoples Gas for fiscal 1999, 1998 and 1997 were as follows:

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)

Elimination of decommissioning reserve	$ 12,985	$ -	$ -
Miscellaneous interest revenues	2,999	705	3,398
Income from securities	407	662	591
Allowance for other funds used during construction	1,955	933	120
Other	539	(248)	(178)
Total other income and (deductions)	$ 18,885	$ 2,052	$ 3,931

Other income and deductions for North Shore Gas for fiscal 1999, 1998 and 1997 were as follows:

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)

Miscellaneous interest revenues	$ 459	$ 307	$ 427
Income from securities	185	-	-
Other	4	107	(29)
Total other income and (deductions)	$ 648	$ 414	$ 398

In January 1999, Peoples Gas eliminated a $13.0 million decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant. This elimination resulted in the recognition of $13.0 million in other income. Management determined that it did not expect the plant's decommissioning costs to exceed amounts incurred to date through January 1999.

9: RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires disclosure of new accounting information on changes in plan benefit obligations and fair values of plan assets. The adoption of this standard did not affect results of operations or financial position, but it did affect the disclosure of pension and postretirement benefits information.

The Company and its subsidiaries participate in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. System companies make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company and its subsidiaries also has non-qualified pension plans that provide certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law.

In addition, the Company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based upon actuarial determinations and in consideration of tax regulations. The Company accrues the expected costs of such benefits during the employees' years of service.

Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, reconciliations of the beginning and ending balances of the plan assets, and the funded status of these plans for years 1999 and 1998 are as follows:

Peoples Energy
(Millions) For Fiscal Years	1999		1998
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 422.0	$ 108.7	$ 380.5	$ 115.3
Service cost	12.6	3.5	11.1	3.5
Interest cost	29.3	7.6	27.8	8.6
Plan amendment	-	-	-	(10.9)
Special benefits cost	-	-	1.2	0.1
Actuarial (gain) / loss	(40.1)	(1.3)	57.4	4.2
Benefits paid	(50.9)	(10.4)	(56.0)	(12.1)
Benefit obligation at end of measurement period	$ 372.9	$ 108.1	$ 422.0	$ 108.7

Change in plan assets
Market value of plan assets at beginning of period	$ 673.2	$ 61.4	$ 615.9	$ 47.7
Actual return on plan assets	61.1	7.3	111.4	9.5
Employer contributions (including non-qualified plans)	3.1	13.8	1.9	13.7
Participant contributions	-	3.2	-	2.6
Benefits paid	(50.9)	(10.4)	(56.0)	(12.1)
Market value of plan assets at end of measurement period	$ 686.5	$ 75.3	$ 673.2	$ 61.4

Funded status	$ 313.6	$ (32.8)	$ 251.2	$ (47.3)
Unrecognized net transition obligation	(11.7)	58.8	(14.7)	63.0
Unrecognized prior service cost	4.7	-	5.3	-
Unrecognized net (gain) / loss	(216.3)	(28.4)	(176.5)	(22.8)
Contributions: July 1 to September 30	-	2.3	-	7.1
Non-qualified plans:
Contributions: July 1 to September 30	-	-	0.3	-
Recognition of additional minimum liability	(1.3)	-	(2.9)	-
Prepaid (accrued) benefit cost at September 30	$ 89.0	$ (0.1)	$ 62.7	$ 0.0

Amounts recognized in the statement of
financial position consist of:
Prepaid pension cost	93.0	-	68.6	-
Accrued benefit liability	(4.0)	-	(5.9)	-
Intangible asset	0.5	-	0.6	-
Accumulated other comprehensive income	0.8	-	2.3	-
	$ 90.3	$ -	$ 65.6	$ -

The benefit obligations at September 30, 1999 and 1998 are based on a July 1 measurement date using a discount rate of 7.75% for 1999 and 7.0% for 1998 and assumed future compensation increases of 4.5% per year. Plan assets consist primarily of marketable equity and fixed-income securities.

Peoples Gas
(Millions) For Fiscal Years	1999		1998
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 393.2	$ 99.3	$ 353.8	$ 105.3
Service cost	11.6	3.2	10.3	3.2
Interest cost	27.3	6.9	25.8	7.8
Plan amendment	-	-	-	(9.9)
Special benefits cost	-	-	1.2	0.1
Transfers	(0.3)	-	0.1	-
Actuarial (gain) / loss	(38.1)	(1.1)	54.1	3.8
Benefits paid	(47.7)	(9.6)	(52.1)	(11.0)
Benefit obligation at end of measurement period	$ 346.0	$ 98.7	$ 393.2	$ 99.3

Change in plan assets
Market value of plan assets at beginning of period	$ 638.3	$ 57.6	$ 582.5	$ 44.9
Actual return on plan assets	58.2	6.8	106.0	8.8
Employer contributions (including non-qualified plans)	3.0	12.5	1.8	12.5
Participant contributions	-	2.9	-	2.4
Transfers	(0.3)	-	0.1	-
Benefits paid	(47.7)	(9.6)	(52.1)	(11.0)
Market value of plan assets at end of measurement period	$ 651.5	$ 70.2	$ 638.3	$ 57.6

Funded status	$ 305.5	$ (28.5)	$ 245.1	$ (41.7)
Unrecognized net transition obligation	(11.4)	53.7	(14.4)	57.6
Unrecognized prior service cost	4.5	-	5.1	-
Unrecognized net (gain) / loss	(207.9)	(27.3)	(170.0)	(22.2)
Contributions: July 1 to September 30	-	2.1	-	6.3
Non-qualified plans:
Contributions: July 1 to September 30	-	-	0.2	-
Recognition of additional minimum liability	(1.3)	-	(2.9)	-
Prepaid (accrued) benefit cost at September 30	$ 89.4	$ 0.0	$ 63.1	$ 0.0

Amounts recognized in the statement of
financial position consist of:
Prepaid pension cost	93.4	-	69.0	-
Accrued benefit liability	(4.0)	-	(5.9)	-
Intangible asset	0.5	-	0.6	-
Accumulated other comprehensive income	0.8	-	2.3	-
	$ 90.7	$ -	$ 66.0	$ -

North Shore Gas
(Millions) For Fiscal Years	1999		1998
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 28.8	$ 9.4	$ 26.7	$ 10.0
Service cost	1.0	0.3	0.8	0.3
Interest cost	2.0	0.7	2.0	0.8
Plan amendment	-	-	-	(1.0)
Special benefits cost	-	-	-	-
Transfers	0.3		(0.1)	-
Actuarial (gain) / loss	(2.0)	(0.2)	3.3	0.4
Benefits paid	(3.2)	(0.8)	(3.9)	(1.1)
Benefit obligation at end of measurement period	$ 26.9	$ 9.4	$ 28.8	$ 9.4

Change in plan assets
Market value of plan assets at beginning of period	$ 34.9	$ 3.8	$ 33.4	$ 2.8
Actual return on plan assets	2.9	0.5	5.4	0.7
Employer contributions (including non-qualified plans)	0.1	1.3	0.1	1.2
Participant contributions	-	0.3	-	0.2
Transfers	0.3	-	(0.1)	-
Benefits paid	(3.2)	(0.8)	(3.9)	(1.1)
Market value of plan assets at end of measurement period	$ 35.0	$ 5.1	$ 34.9	$ 3.8

Funded status	$ 8.1	$ (4.3)	$ 6.1	$ (5.6)
Unrecognized net transition obligation	(0.3)	5.1	(0.3)	5.4
Unrecognized prior service cost	0.2	-	0.2	-
Unrecognized net (gain) / loss	(8.4)	(1.1)	(6.5)	(0.6)
Contributions: July 1 to September 30	-	0.2	-	0.8
Non-qualified plans:
Contributions: July 1 to September 30	-	-	0.1	-
Recognition of additional minimum liability	-	-	-	-
Prepaid (accrued) benefit cost at September 30	$ (0.4)	$ (0.1)	$ (0.4)	$ 0.0

Amounts recognized in the statement of
financial position consist of:
Prepaid pension cost	(0.4)	-	(0.4)	-
Accrued benefit liability	-	-	-	-
Intangible asset	-	-	-	-
Accumulated other comprehensive income	-	-	-	-
	$ (0.4)	$ -	$ (0.4)	$ -

Net pension benefit cost and net postretirement benefit cost for all plans for the Company for fiscal 1999, 1998 and 1997 included the following components:

	1999	1998	1997
	(Millions)
Pension Benefit Cost
Service cost - benefits earned
during the year	$ 1.0	$ 0.8	$ 0.8
Interest cost on projected pension
benefit obligation	2.0	2.0	1.9
Expected return on plan assets (gain)	(2.6)	(2.4)	(2.2)
Amortization of:
Net transition (asset) / obligation	-	(0.1)	-
Prior service cost	-	-	-
Net (gain) / loss	-	(0.1)	(0.1)
Net periodic benefit cost (credit)	0.4	0.2	0.4

Special benefit cost	-	-	-
Settlement accounting	(0.4)	(0.7)	(0.3)
Net pension cost (credit)	$ -	$ (0.5)	$ 0.1
	1999	1998	1997
	(Millions)
Other Postretirement Benefit Cost
Service cost - benefits
earned during the year	$ 0.3	$ 0.3	$ 0.3
Interest cost on accumulated
postretirement benefit obligation	0.7	0.8	0.7
Expected return on plan assets	(0.4)	(0.3)	(0.2)
Amortization of:
Net transition (asset) / obligation	0.3	0.4	0.4
Net (gain) / loss	-	-	-
Net periodic postretirement benefit cost	0.9	1.2	1.2
Special benefit cost	-	-	-
Net postretirement benefit cost	$ 0.9	$ 1.2	$ 1.2

In the calculation of the pension benefit cost and the other postretirement benefit cost under the plans, the following actuarial assumptions for the Company, Peoples Gas and North Shore Gas were used for fiscal years 1999, 1998 and 1997:

				Other
	Pension Benefits			Postretirement Benefits
	1999	1998	1997	1999	1998	1997
Discount rate	7.00%	7.50%	7.50%	7.00%	7.50%	7.50%
Long-term rate of return on assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Assumed future compensation increases	4.50%	4.50%	4.50%

For measurement purposes, a health care cost trend rate of 7.1% was assumed for fiscal 1999, and that rate thereafter will decline gradually to 4.75% in 2001 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 1999, by $8.7 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.3 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 1999, by $7.5 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.1 million annually.

10: TAX MATTERS

A. Provision for Income Taxes

Total income tax expense as shown for the Company on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)
Current:
Federal	$ 27,607	$ 17,276	$ 32,720
State	2,517	3,819	7,266
Total current income taxes	30,124	21,095	39,986
Deferred:
Federal	19,020	20,390	14,162
State	4,965	5,236	3,846
Total deferred income taxes	23,985	25,626	18,008
Investment tax credits - net:
Federal	(1,634)	(1,648)	(1,713)
State	106	52	154
Total investment tax credits - net	(1,528)	(1,596)	(1,559)
Net provision for income taxes	$ 52,581	$ 45,125	$ 56,435

Total income tax expense as shown for Peoples Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)
Current:
Federal	$ 18,345	$ 12,864	$ 26,036
State	974	2,860	5,850
Total current income taxes	19,319	15,724	31,886
Deferred:
Federal	20,885	18,991	14,049
State	5,285	4,864	3,746
Total deferred income taxes	26,170	23,855	17,795
Investment tax credits - net:
Federal	(1,466)	(1,467)	(1,524)
State	92	76	112
Total investment tax credits - net	(1,374)	(1,391)	(1,412)
Net provision for income taxes	$ 44,115	$ 38,188	$ 48,269

Total income tax expense as shown for North Shore Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	1999	1998	1997
	(Thousands)
Current:
Federal	$ 8,201	$ 5,314	$ 7,519
State	1,427	1,120	1,584
Total current income taxes	9,628	6,434	9,103
Deferred:
Federal	(1,787)	1,450	162
State	(303)	382	111
Total deferred income taxes	(2,090)	1,832	273
Investment tax credits - net:
Federal	(168)	(180)	(189)
State	26	39	42
Total investment tax credits - net	(142)	(141)	(147)
Total provision for income taxes	$ 7,396	$ 8,125	$ 9,229

B. Tax Rate Reconciliation

The following is a reconciliation for the Company between the computed federal income tax expense (tax rate of 35% times pre-tax book income) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	1999		1998		1997
		Percent		Percent		Percent
		of		of		of
	Amount	Pre-tax	Amount	Pre-tax	Amount	Pre-tax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income
tax expense	$ 48,170	35.00	$ 40,405	35.00	$ 50,250	35.00
Amortization of investment
tax credits	(1,634)	(1.19)	(1,648)	(1.43)	(1,713)	(1.19)
Other, net	(1,543)	(1.12)	(2,739)	(2.38)	(3,368)	(2.34)
Total provision for federal
income taxes	$ 44,993	32.69	$ 36,018	31.19	$ 45,169	31.47

The following is a reconciliation for Peoples Gas between the computed federal income tax expense (tax rate of 35% times pre-tax book income) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	1999		1998		1997
		Percent		Percent		Percent
		of		of		of
	Amount	Pre-tax	Amount	Pre-tax	Amount	Pre-tax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income
tax expense	$ 40,594	35.00	$ 34,568	35.00	$ 43,281	35.00
Amortization of investment
tax credits	(1,466)	(1.26)	(1,467)	(1.49)	(1,524)	(1.23)
Other, net	(1,364)	(1.18)	(2,713)	(2.74)	(3,196)	(2.59)
Total provision for federal
income taxes	$ 37,764	32.56	$ 30,388	30.77	$ 38,561	31.18

The following is a reconciliation for North Shore Gas between the computed federal income tax expense (tax rate of 35% times pre-tax book income) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	1999		1998		1997
		Percent		Percent		Percent
		of		of		of
	Amount	Pre-tax	Amount	Pre-tax	Amount	Pre-tax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income
tax expense	$ 6,558	35.00	$ 6,849	35.00	$ 7,807	35.00
Amortization of deferred taxes	(198)	(1.06)	(153)	(0.78)	(155)	(0.70)
Other, net	(114)	(0.62)	(112)	(0.58)	(160)	(0.73)
Total provision for federal
income taxes	$ 6,246	33.32	$ 6,584	33.64	$ 7,492	33.57

C. Deferred Income Taxes

Set forth in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

	At September 30,
	1999	1998
	(Thousands)
Deferred tax liabilities:
Property - accelerated depreciation
and other property related items	$282,643	$263,860
Other	50,647	35,721
Total deferred income tax liabilities	333,290	299,581
Deferred tax assets:
Uncollectible accounts	(8,790)	(9,414)
Unamortized investment tax credits	(12,268)	(12,847)
Other	(12,708)	(6,590)
Total deferred income tax assets	(33,766)	(28,851)
Net deferred income tax liabilities	$299,524	$270,730

Set forth in the table below for Peoples Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

	At September 30,
	1999	1998
	(Thousands)
Deferred tax liabilities:
Property - accelerated depreciation and
other property related items	$ 256,444	$ 238,559
Other	51,423	36,068
Total deferred income tax liabilities	307,867	274,627
Deferred tax assets:
Uncollectible accounts	(8,490)	(9,134)
Unamortized investment tax credits	(10,966)	(11,484)
Other	(9,121)	(6,050)
Total deferred income tax assets	(28,577)	(26,668)
Net deferred income tax liabilities	$ 279,290	$ 247,959

Set forth in the table below for North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

	At September 30,
	1999	1998
	(Thousands)

Deferred tax liabilities:
Property - accelerated depreciation and
other property related items	$ 26,199	$ 25,302
Other	1,394	2,323
Total deferred income tax liabilities	27,593	27,625
Deferred tax assets:
Net regulatory liabilities -
income tax amounts	(1,856)	(1,972)
Unamortized investment credits	(1,302)	(1,363)
Other	(3,383)	(1,238)
Total deferred income tax assets	(6,541)	(4,573)
Net deferred income tax liabilities	$ 21,052	$ 23,052

11: ASSETS SUBJECT TO LIEN

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

12: CAPITAL COMMITMENTS

Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 1999, amounted to approximately $14.9 million. Total contract and purchase order commitments of Peoples Gas and North Shore Gas at September 30, 1999, amounted to approximately $13.0 million and $1.4 million, respectively.

13: SHORT-TERM BORROWINGS AND CREDIT LINES
	At September 30,
	1999	1998
	(Thousands)
Short-term debt
Peoples Energy
due October 1, 1999	$ 70,035	$ -
due October 13, 1999	42,975	-
Peoples Gas
due October 28, 1999	15,990	-
due October 1, 1998	-	2,300
due October 23, 1998	-	6,600
Letters of credit
Peoples Energy	$ 2,160	$ 677
Peoples Gas	100	100
Available lines of credit
Unused bank lines	$ 157,740	$ 289,723

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-term debt. The outstanding total amount of short-term debt cannot at any time exceed total bank credit then in effect.

Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, or the issuance of short-term debt. The outstanding total amount of short-term debt cannot at any time exceed total bank credit then in effect.

At September 30, 1999, Peoples Energy had combined lines of credit totaling $170.0 million. Agreements covering $150.0 million of the total at September 30, 1999, will expire on December 12, 1999; the agreement covering the remaining $20.0 million will expire on July 30, 2000. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee.

At September 30, 1999 and 1998, the utility subsidiaries had combined lines of credit totaling $119.0 million and $129.4 million, respectively. Of this total, North Shore Gas could borrow up to $30.0 million. Agreements covering $92.0 million of the total at September 30, 1999, will expire on August 28, 2000; the agreement covering the remaining $27.0 million will expire on January 31, 2001. Such lines of credit cover projected short-term credit needs of the subsidiaries and support the long-term debt treatment of Peoples Gas' adjustable-rate mortgage bonds. (See Note 14A.) Payment for the lines of credit is by fee.

14: LONG-TERM DEBT

A. Interest-Rate Adjustments

The rate of interest on the City of Chicago 1993 Series B Bonds, which are secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. All Series B Bonds that were tendered prior to December 1, 1998, have been remarketed. The interest rate on such bonds is 3.20% for the period December 1, 1998, through November 30, 1999.

Peoples Gas classifies these adjustable-rate bonds as long-term liabilities since it would refinance them on a long-term basis if they could not be remarketed. In order to ensure its ability to do so, Peoples Gas has established a $27.0 million line of credit with The Northern Trust Company which extends to January 31, 2001. (See Note 13.)

B. Sinking Fund Requirements and Maturities of Subsidiaries

At September 30, 1999, long-term debt sinking fund requirements and maturities for the next five years are:

Fiscal Year (Thousands)	Peoples Gas	North Shore Gas	Consolidated
2000	$ -	$ -	$ -
2001	-	-	-
2002	-	-	-
2003	75,000	15,000	90,000
2004	-	-	-

On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W. The rate of interest on the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W, was subject to adjustment annually on October 1. Owners of the Series C Bonds had the rig such bonds at par during a limited period prior to that date. Peoples Gas was obligated to purchase any such bonds tendered if they could not be remarketed. The interest rate for the Series C Bonds for fiscal 1998 was 3.875%. All Series C Bonds were redeemed on October 1, 1998.

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

C. Fair Value of Financial Instruments

At September 30, 1999, the carrying amount of the Company's long-term debt of $521.7 million had an estimated fair value of $523.1 million. At September 30, 1998, the carrying amount of the Company's long-term debt of $527.0 million had an estimated fair value of $561.7 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders.

The carrying amount of all other financial instruments approximates fair value.

At September 30, 1999, the carrying amount of Peoples Gas' long-term debt of $452.0 million had an estimated fair value of $457.0 million. At September 30, 1998, the carrying amount of Peoples Gas' long-term debt of $462.4 million had an estimated fair value of $494.9 million. The estimated fair value of Peoples Gas' long-term debt is based on yields for issues with similar terms and remaining maturities. Since Peoples Gas is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by Peoples Gas' shareholder. The carrying amount of all other financial instruments approximates fair value.

At September 30, 1999, the carrying amount of North Shore Gas' long-term debt of $69.7 million had an estimated fair value of $66.1 million. At September 30, 1998, the carrying amount of North Shore Gas' long-term debt of $64.6 million had an estimated fair value of $66.8 million. The estimated fair value of North Shore Gas' long-term debt is based on quoted market prices or yields for issues with similar terms and remaining maturities. Since North Shore Gas is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the North Shore Gas' shareholder. The carrying amount of all other financial instruments approximates fair value.

15: PREFERRED STOCK

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 1999.

16: COMMON STOCK

	For fiscal years ended September, 30
	1999	1998	1997
Shares outstanding - beginning of year	35,401,992	35,069,517	34,960,399
Shares issued:
Employee Stock Purchase Plan	13,961	15,381	16,349
Long-Term Incentive Compensation Plan (LTIC)	42,975	41,100	106,795
Deferred Compensation Plan	-	1,692	1,568
Direct Purchase and Investment Plan	62,656	301,142	73,898
Shares reacquired under LTIC	(32,342)	(26,840)	(89,492)
Shares outstanding - end of year	35,489,242	35,401,992	35,069,517

	At September 30,
Shares Reserved	1999	1998	1997
Direct Purchase and Investment Plan	1,062,304	1,124,960	1,426,102
Employee Stock Purchase Plan	952,306	966,267	981,648
Long-Term Incentive Compensation Plan	551,060	594,035	635,135
Deferred Compensation Plan	75,025	75,025	76,717
Total shares reserved	2,640,695	2,760,287	3,119,602
	Weighted		Weighted	Stock	Weighted
	Average	Non-Qualified	Average	Appreciation	Average
Long-Term Incentive Compensation Plan	Option Price	Stock Options	SARs Price	Rights (SARs)	Fair Value
Outstanding at September 30, 1996	$ 29.04	179,800	$ 28.87	183,600
Granted	34.20	88,200	34.20	88,200	$2.90
Exercised	28.71	(97,400)	28.39	(101,200)
Forfeited	34.19	(14,000)	34.19	(14,000)
Outstanding at September 30, 1997	31.71	156,600	31.71	156,600
Granted	37.84	83,800	37.84	83,800	$4.61
Exercised	29.37	(25,300)	29.37	(25,300)
Forfeited	37.84	(3,000)	37.84	(3,000)
Outstanding at September 30, 1998	34.33	212,100	34.33	212,100
Granted	36.78	107,575	36.78	107,575	$3.35
Exercised	31.99	(27,650)	31.74	(31,850)
Forfeited	36.78	(3,500)	36.78	(3,500)
Outstanding at September 30, 1999	$ 36.52	288,525	$ 35.51	284,325

Restricted stock awards granted to officers of the Company during the last three fiscal years are as follows: 1999, 17,750 shares; 1998, 15,800 shares; and 1997, 15,100 shares. Forfeitures during the same period were as follows: 1999, 0 shares; 1998, 940 shares; and 1997, 2,025 shares. At September 30, 1999, there were 262,535 shares available for future grant under options or restricted stock awards. At September 30, 1999, there were 404,975 SARs available for future grant.

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

The Company may sell up to 952,306 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees with a minimum of one year of service are eligible to purchase shares at 90% of the stock's market price at the date of purchase. The Company sold 13,961 shares, 15,381 shares and 16,349 shares to employees in 1999, 1998 and 1997, respectively.

Under APB Opinion No. 25, no compensation cost has been recognized for nonqualified stock options and shares issued under the ESPP. The compensation cost that has been charged against net income for restricted stock awards was $618,000, $345,000 and $452,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Had compensation cost for stock options, SARs and shares issued under the ESPP been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Fiscal Years
	1999	1998	1997
	(Thousands, except per-share amounts)
Net income:
As reported	$ 92,636	$ 79,423	$ 98,404
Pro forma	91,513	78,525	98,319
Earnings per average
common share:
As reported	$ 2.61	$ 2.25	$ 2.81
Pro forma	2.58	2.23	2.81

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years.

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 1999, 1998, and 1997 respectively: expected volatility of 17.48, 18.39 and 15.78 percent; dividend yield of 5.6, 5.3, and 5.0 percent; risk-free interest rates of 4.29, 5.78 and 6.03 percent, and expected lives of three and one-half years for 1999 and 1998, and two years for 1997. The weighted-average fair value of options, SARs and Restricted Stock Awards granted was $3.35, $4.61, and $2.90 for the years ended September 30, 1999, 1998, and 1997, respectively.

17: QUARTERLY FINANCIAL DATA (UNAUDITED)

All quarterly results were impacted by weather. The second quarter of fiscal 1999 also reflected the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant. Fourth quarter results were positively impacted by income from the Company's investment in the Elwood facility.

Quarterly financial data for Peoples Energy was as follows:

		Operating Income		Earnings
	Operating	and Equity		Per
Fiscal Quarters	Revenues	Investment Income	Net Income	Share
	(Thousands, except per-share amounts)
1999
Fourth	$ 171,129	$ 597	$ (3,808)	$ (0.11)
Third	218,934	12,561	6,992	0.20
Second	494,077	104,290	66,082	1.86
First	310,241	47,440	23,370	0.66

1998
Fourth	$ 126,896	$ (12,543)	$ (11,243)	$ (0.32)
Third	198,294	17,985	8,006	0.23
Second	423,237	86,263	47,116	1.34
First	384,302	67,093	35,543	1.01

Quarterly financial data for Peoples Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(Thousands)

1999
Fourth	$ 106,519	$ (4,136)	$ (5,363)
Third	147,446	13,151	7,453
Second	362,259	87,038	56,535
First	235,290	40,012	19,593

1998
Fourth	$ 94,788	$ (2,805)	$ (9,804)
Third	157,364	15,098	7,359
Second	348,402	48,757	40,399
First	306,966	38,740	30,424

Quarterly financial data for North Shore Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(Thousands)

1999
Fourth	$ 16,060	$ (772)	$ (1,076)
Third	21,847	2,924	1,464
Second	60,565	14,858	8,322
First	37,248	7,393	3,782

1998
Fourth	$ 14,071	$ 396	$ (721)
Third	24,321	2,555	1,459
Second	55,715	8,348	7,037
First	50,099	6,619	5,211

Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.

18: EVENTS (UNAUDITED) SUBSEQUENT TO THE AUDITORS' REPORT DATED OCTOBER 29, 1999

On November 16, 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. The EPA stated that it would issue a proposed plan for public comment in December 1999 that would recommend removal of the wastes to an off-site disposal facility as the preferred alternative for further action at the site. According to the agency, the preferred alternative would have an estimated additional cost of $15 million to $25 million. The EPA said that it would make a final decision on additional measures to be taken at the site by March 2000. (See Note 3B of the Notes to Consolidated Financial Statements.)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 28, 1999, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 25, 2000. Such information is incorporated herein by reference.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."

Identification of Directors
		Company
Name, principal Occupation,	Age at	Directorship
And Other Directorships	11-30-99	Since

Donald M. Field	50	1998
Executive Vice President of the Company,
Peoples Gas, and North Shore Gas; Director of
Peoples Gas and North Shore Gas.

James Hinchliff	59	1985
Senior Vice President and General Counsel
of the Company, Peoples Gas and
North Shore Gas; Director of Peoples Gas and North Shore Gas.

James M. Luebbers	53	1998
Chief Financial Officer and Controller
of the Company, Peoples Gas and
North Shore Gas; Director of Peoples Gas and North Shore Gas.

Thomas M. Patrick	53	1997
President and Chief Operating Officer of
the Company, Peoples Gas and North Shore Gas;
Director of Peoples Gas and North Shore Gas.

Richard E. Terry	62	1982
Chairman of the Board and Chief Executive
Officer of the Company, Peoples Gas and
North Shore Gas: Director of Peoples Gas
and North Shore Gas. Mr. Terry is also a
Director of Amsted Industries, Bankmont
Financial Corp. and its subsidiaries, Harris
Bankcorp, Inc. and Harris Trust and Savings Bank.

Identification of Executive Officers of Peoples Gas and North Shore Gas
	Position at	Age at	Position
Name	November 30, 1999	11-30-99	Held Since

Katherine A. Donofrio	Vice President	42	1997

Willard S. Evans, Jr.	Vice President	44	1997

Donald M. Field	Executive Vice President	50	1998

Joan T. Gagen	Vice President	48	1994

James Hinchliff	Senior Vice President	59	1989
	General Counsel

John C. Ibach	Vice President	52	1992

Peter H. Kauffman	Assistant General Counsel	53	1998
	And Secretary

James M. Luebbers	Chief Financial Officer	53	1999
	and Controller

William E. Morrow	Vice President	43	1996

Thomas M. Patrick	President and	53	1998
	Chief Operating Officer

William W. Reynolds	Vice President and Treasurer	41	1999

Desiree G. Rogers	Vice President	40	1997

Richard E. Terry	Chairman of the Board and	62	1990
	Chief Executive Officer

Charles L. Thompson	Vice President	52	1998

Directors and executive officers of Peoples Gas and North Shore Gas were elected to serve for a term of one year or until their successors are duly elected and qualified.

There are no family relationships among directors and executive officers of Peoples Gas and North Shore Gas.

All of the directors and executive officers of Peoples Gas and North Shore Gas have been continuously employed by the Company and/or its affiliates in various capacities for at least five years, with the exception of Mr. Reynolds and Ms. Rogers. (See Executive Officers of the Company in Part I for a description of Mr. Reynolds and Ms. Rogers past business experience.)

ITEM 11. Executive Compensation

Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy Statement, to be filed with the SEC on or about December 28, 1999, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 25, 2000. Such information is incorporated herein by reference.

The following tables set forth information for Peoples Gas and North Shore Gas concerning annual and long-term compensation including grants of stock options, stock appreciation rights (SARs) and restricted stock awards under the Company's Long-Term Incentive Compensation Plan, paid by the Company and its subsidiaries for services in all capacities during the three fiscal years set forth below, to (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of Peoples Gas and North Shore Gas other than the Chief Executive Officer. No executive officer's cash compensation paid for services to North Shore Gas exceeded $100,000.

SUMMARY COMPENSATION TABLE
				Long Term Compensation
Annual Compensation				Awards
				Restricted Stock		All Other
Name and				Award (1)(2)	Options/SARs	Compensation
Principal Position	Year	Salary ($)	Bonus($)	($)	(#)	(3)($)

Richard E. Terry	1999	618,000	328,200	204,309	30,000	21,321
Chairman and Chief	1998	600,000	245,000	192,828	20,600	18,000
Executive Officer	1997	548,500	237,900	152,663	17,800	16,455

Thomas M. Patrick	1999	319,150	171,400	105,836	11,600	11,037
President and Chief	1998	254,800	75,300	55,497	6,000	7,644
Operating Officer	1997	231,600	67,700	54,338	6,400	6,948

James Hinchliff	1999	279,200	100,900	57,980	6,400	9,632
Senior Vice President	1998	271,100	75,300	55,497	6,000	8,133
and General Counsel	1997	260,700	67,700	54,338	6,400	7,821

Donald M. Field	1999	217,117	97,700	57,980	6,400	7,515
Executive Vice President	1998	156,800	67,900	27,278	3,000	4,704
	1997	145,100	37,080	0	6,400	4,284

James M. Luebbers	1999	185,067	74,700	46,936	5,200	6,932
Chief Financial Officer	1998	133,000	30,200	0	4,600	3,990
and Controller	1997	127,277	20,342	0	2,600	3,804

(1)  Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 30,  1999 were as follows: Mr. Terry, 15,480 shares, valued at $544,703; Mr. Patrick, 5,720 shares, valued at $201,273; Mr. Hinchliff, 4,830 shares, valued at $169,956; Mr. Field, 2,155 shares, valued at $75,829; and Mr. Luebbers, 1,275 shares, valued at $44,864. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $35.1875, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 30, 1999.

(2)  Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with Peoples Gas or North Shore Gas terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1997 constitutes 7,575 shares, of which 1,515 shares vested in 1998; 1,515 shares vested in 1999; 1,515 shares will vest in 2000; 1,515 shares will vest in 2001; and the remaining 1,515 shares will vest in 2002. Total restricted stock awarded to the named individuals for 1998 constitutes 8,800 shares, of which 1,760 shares vested in 1999; 1,760 shares will vest in 2000; 1,760 shares will vest in 2001; 1,760 shares will vest in 2002; and the remaining 1,760 shares will vest in 2003. Total restricted stock awarded to the named individuals for 1999 constitutes 12,850 shares, of which 2,570 shares will vest in 2000; 2,570 shares will vest in 2001; 2,570 shares will vest in 2002; 2,570 shares will vest in 2003; and the remaining 2,570 shares will vest in 2004.

  Peoples Gas and North Shore Gas contributions to the Capital Accumulation Plan accounts of the named executive officers during the above fiscal years. Employee contributions under the plan are subject to a maximum limitation under the Internal Revenue Code of 1986, as amended. Peoples Gas and North Shore Gas pays an employee who is subject to this limitation an additional 60 cents, effective October 1, 1998, for each dollar that the employee is prevented from contributing solely by reason of such limitation. The amounts shown in the table above reflect, if applicable, this additional payment by Peoples Gas and North Shore Gas.

OPTIONS/SAR GRANTS IN FISCAL 1999

	Individual Grants
		% of Total Options/
	Options/SARs	SARs Granted to	Exercise or		Grant Date
Name and	Granted	Employees in Fiscal	Base Price	Expiration	Present Value
Principal Position	(#) (1)	Year (2)	($/Sh)	Date	($) (3)

Richard E. Terry	30,000	13.9%	$36.78	07-Oct-08	$100,500
Chairman and Chief
Executive Officer

Thomas M. Patrick	11,600	5.4	36.78	07-Oct-08	38,860
President and Chief
Operating Officer

James Hinchliff	6,400	3.0	36.78	07-Oct-08	21,440
Senior Vice President
and General Counsel

Donald M. Field	6,400	3.0	36.78	07-Oct-08	21,440
Executive Vice President

James M. Luebbers	5,200	2.4	36.78	07-Oct-08	17,420
Chief Financial Officer
and Controller

(1)  The grant of an Option enables the recipient to purchase Peoples Energy common stock at a purchase price equal to the fair market value of the shares on the date the Option is granted. The grant of an SAR enables the recipient to receive, for each SAR granted, cash in an amount equal to the excess of the fair market value of one share of Peoples Energy common stock on the date the SAR is exercised over the fair market value of such common stock on the date the SAR was granted. Options or SARs that expire unexercised become available for future grants. Before an Option or SAR may be exercised, the recipient must complete 12 months of continuous employment subsequent to the grant of the Option or SAR. Options and SARs may be exercised within 10 years from the date of grant, subject to earlier termination in case of death, retirement, or termination of employment.

(2)  Based on 107,575 Options and 107,575 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 1999.

(3)  The Present Value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 17.48 percent, dividend yield of 5.6 percent, risk-free interest rate of 4.29 percent, and expected life of three and one-half years. The weighted-average fair value of options granted was $3.35 for the year ended September 30, 1999.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1999

AND FISCAL YEAR-END OPTION/SAR VALUES

	Shares		Number of Unexercised		Value of Unexercised
	Acquired on		Options/SARs at Fiscal		In-the-Money Options/SARs
Name and	(Option/SAR)	Value	Year-End (#)		at Fiscal Year-End ($)
Principal Position	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Terry	0	$0	67,400	30,000	$150,090	$0
Chairman and Chief
Executive Officer

Thomas M. Patrick	10,200	95,892	12,400	11,600	6,400	0
President and Chief
Operating Officer

James Hinchliff	6,200	51,507	12,400	6,400	6,400	0
Senior Vice President
and General Counsel

Donald M. Field	0	0	18,600	6,400	72,562	0
Executive Vice President

James M. Luebbers	0	0	7,200	5,200	2,600	0
Chief Financial Officer
and Controller

PENSION PLAN TABLE
	Years of Service
Average Annual
Compensation	20	25	30	35	40

$150,000	$ 53,495	$ 66,868	$ 80,242	$ 89,617	$98,992
200,000	73,495	91,868	110,242	122,742	135,242
250,000	93,495	116,868	140,242	155,867	171,492
300,000	113,495	141,868	170,242	188,992	207,742
350,000	133,495	166,868	200,242	222,117	243,992
400,000	153,495	191,868	230,242	255,242	280,242
450,000	173,495	216,868	260,242	288,367	316,492
500,000	193,495	241,868	290,242	321,492	352,742
550,000	213,495	266,868	320,242	354,617	388,992
600,000	233,495	291,868	350,242	387,742	425,242
650,000	253,495	316,868	380,242	420,867	461,492
700,000	273,495	341,868	410,242	453,992	497,742
750,000	293,495	366,868	440,242	487,117	533,992
800,000	313,495	391,868	470,242	520,242	570,242
850,000	333,495	416,868	500,242	553,367	606,492
900,000	353,495	441,868	530,242	586,492	642,742
950,000	373,495	466,868	560,242	619,617	678,992
1,000,000	393,495	491,868	590,242	652,742	715,242

The above table illustrates various annual straight-life benefits at normal retirement (age 65) for the indicated levels of average annual compensation and various periods of service, assuming no future changes in the Company's pension benefits. The compensation used in the computation of annual retirement benefits is substantially equivalent to the salary and bonus reported in the Summary Compensation Table. The benefit amounts shown reflect reduction for applicable Social Security benefits.

Average annual compensation is the average 12-month compensation for the highest 60 consecutive months of the last 120 months of service prior to retirement. Compensation is total salary paid to an employee by the Company and/or its affiliates, including bonuses under Peoples Energy's Short-Term Incentive Compensation Plan, pre-tax contributions under Peoples Energy's Capital Accumulation Plan, pre-tax contributions under Peoples Energy's Health and Dependent Care Spending Accounts Plan, and pre-tax contributions for life and health care insurance, but excluding moving allowances, exercise of stock options and SARs, and other compensation that has been deferred.

At September 30, 1999, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 35 years; Mr. Patrick, 23 years; Mr. Hinchliff, 27 years; Mr. Field, 28 years; and Mr. Luebbers, 30 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.

SEVERANCE AGREEMENTS

The Company has entered into separate severance agreements with certain key executives, including each of the executives named in the Summary Compensation Table. The intent of the severance agreements is to assure the continuity of the Company's administration and operations in the event of a Change in Control of the Company (as described below). The severance agreements were developed in accordance with the advice of outside consultants.

The term of each severance agreement is for the longer of 36 months after the date in which a Change in Control of the Company occurs or 24 months after the completion of the transaction approved by shareholders described in (iii) below of the description of a Change in Control. A Change in Control is defined as occurring when (i) the Company receives a report on Schedule 13D filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, disclosing that any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 20% or more of the common stock of the Company; (ii) any person, group, corporation, or other entity (except the Company or a wholly-owned subsidiary), after purchasing common stock of the Company in a tender offer or exchange offer, becomes the beneficial owner, directly or indirectly, of 20% or more of such common stock; (iii) the shareholders of the Company approve (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, other than a consolidation or merger in which holders of the Company's common stock prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before; (b) any consolidation or merger in which the Company is the continuing or surviving corporation, but in which the common shareholders of the Company immediately prior to the consolidation or merger do not hold at least 90% of the outstanding common stock of the Company; (c) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company, except where the Company owns all of the outstanding stock of the transferee entity or the Company's common shareholders immediately prior to such transaction own at least 90% of the transferee entity or group of transferee entities immediately after such transaction; or (d) any consolidation or merger of the Company where, after the consolidation or merger, one entity or group of entities owns 100% of the shares of the Company, except where the Company's common shareholders immediately prior to such merger or consolation own at least 90% of the outstanding stock of such entity or group of entities immediately after such consolidation or merger; or (iv) a change in the majority of the members of the Company's Board of Directors within a 24-month period, unless approved by two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

Each severance agreement provides for payment of severance benefits to the executive in the event that, during the term of the severance agreement, (i) the executive's employment is terminated by the Company, Peoples Gas or North Shore Gas except for "cause" as defined therein; or (ii) the executive's employment is terminated due to a constructive discharge, which includes (a) a material change in the executive's responsibilities, which change would cause the executive's position with the Company to become of less dignity, responsibility, prestige or scope; (b) reduction, which is more than de minimis, in total compensation; (c) assignment without the executive's consent to a location more than 50 miles from the current place of employment; or (d) liquidation, dissolution, consolidation, merger, or sale of all or substantially all of the assets of the Company, Peoples Gas or North Shore Gas unless the successor corporation has a net worth at least equal to that of the Company, Peoples Gas or North Shore Gas and expressly assumes the obligations of the Company under the executive's severance agreement.

The principal severance benefits payable under each severance agreement consist of the following: (i) the executive's base salary and accrued benefits through the date of termination, including a pro rata portion of awards under the Company's STIC Plan; (ii) three times the sum of the individual's base salary, the average of the STIC Plan awards for the prior three years and the value of the LTIC Plan awards in the prior calendar year; and (iii) the present value of the executive's accrued benefits under the Company's Supplemental Retirement Benefits Plan (SRBP) that would be payable upon retirement at normal retirement age, computed as if the executive had completed three years of additional service. In addition, the executive will be entitled to continuation of life insurance and medical benefits for the longer of (a) a period of three years after termination or (b) a period commencing after termination and ending when the executive may receive pension benefits without actuarial reduction, provided that the Company's obligation for such benefits under the severance agreement shall cease upon the executive's employment with another employer that provides life insurance and medical benefits. Each severance agreement also provides that the executive's Options and SARs shall become exercisable upon a Change in Control and that all Options and SARs shall remain exercisable for the shorter of (a) three years after termination or (b) the term of such Options and SARs. Any restricted stock previously awarded to the executive under the LTIC Plan would vest upon a Change in Control if such vesting does not occur due to a Change in Control under the terms of the LTIC Plan. The Company is also obligated under each severance agreement to pay an additional amount to the executive sufficient on an after-tax basis to satisfy any excise tax liability imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. The benefits received by the executive under each agreement are in lieu of benefits under the Company's termination allowance plan and the executive's benefits under the SRBP. Each executive would be required to waive certain claims prior to receiving any severance benefits.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December 28, 1999, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 25, 2000. Such information is incorporated herein by reference.

At November 30, 1999, voting securities of Peoples Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class

Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	24,817,566	100

At November 30, 1999, voting securities of North Shore Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class

Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	3,625,887	100

ITEM 13. Certain Relationships and Related Transactions

Peoples Gas provides general corporate and support services to the Company pursuant to an Intercompany Service Agreement (Agreement), the terms of which were approved by the Commission. In fiscal 1999, Peoples Gas furnished general corporate services in the amount of $3,670,576 and support services in the amount of $177,327 to the Company under the Agreement.

No equity securities of Peoples Gas or North Shore Gas are beneficially owned directly or indirectly by any director or officer of Peoples Gas and North Shore Gas.

Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of Peoples Gas and North Shore Gas and all directors and executive officers of Peoples Gas and North Shore Gas as a group at November 30, 1999, are as follows:

Shares of Peoples Energy
Common Stock Beneficially
Name	Owned at November 30, 1999 (1)
Donald M. Field*	26,411 (2)(3)
James Hinchliff*	37,632 (2)(3)
James M. Luebbers*	12,751 (2)(3)
Thomas M. Patrick*	32,578 (2)(3)
Richard E. Terry*	115,711 (2)(3)

All directors and officers of the Company
as a group, including those named above
(14 in number)	331,719

* Director of Peoples Gas and North Shore Gas

(1)  The total of 331,719 shares held by all directors and executive officers as a group is less than one percent of Peoples Energy's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares of common stock attributed to him or her in the table.

(2)  Includes shares that the following have a right to acquire within 60 days following November 30, 1999, through the exercise of Options granted under the Long-Term Incentive Compensation Plan of the Company: Messrs. Field, 12,500; Hinchliff, 9,400; Luebbers, 6,200; Patrick, 12,000; Terry, 48,700; and all executive officers of the Company as a group, 145,700.

(3)  Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of the Company, the restrictions on which had not lapsed as of November 30, 1999, as follows: Messrs. Field, 4,770; Hinchliff, 6,225; Luebbers, 3,595; Patrick, 10,505; Terry, 20,390; and all executive officers as a group, 68,510. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		Page
		No.

(a) 1.	Financial Statements:

	See Part II, Item 8.	34

2.	Financial Statement Schedules:

	Schedule
	Number

	VIII Valuation and Qualifying Accounts
	Peoples Energy	97
	Peoples Gas Light	98
	North Shore Gas	99

3.	Exhibits.

	See Exhibit Index on page 101.

(b)	Reports on Form 8-K filed during the final quarter of fiscal year 1999:

	Date of Report - November 4, 1999
	Item5 - Other Event
	Forward Looking Financial Information

Schedule VIII

Peoples Energy Corporation and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 23,395	$ 22,268	$ 23,328	$ 22,335

Fiscal Year Ended September 30, 1998

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 29,897	$ 23,005	$ 29,507	$ 23,395

Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 26,211	$ 27,947	$ 24,261	$ 29,897

Schedule VIII

The Peoples Gas Light and Coke Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 22,613	$ 20,797	$ 22,420	$ 20,990

Fiscal Year Ended September 30, 1998

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 28,959	$ 22,251	$ 28,597	$ 22,613

Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 25,279	$ 27,068	$ 23,388	$ 28,959

Schedule VIII

North Shore Gas Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 705	$ 674	$ 624	$ 755

Fiscal Year Ended September 30, 1998

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 898	$ 717	$ 910	$ 705

Fiscal Year Ended September 30, 1997

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 932	$ 839	$ 873	$ 898

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

Date December 21, 1999	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1999.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ JAMES M. LUEBBERS	Chief Financial Officer and Controller
James M. Luebbers	(Principal Financial and Accounting Officer)

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick

/s/ JAMES R. BORIS	Director
James R. Boris

/s/ WILLIAM J. BRODSKY	Director
William J. Brodsky

/s/ PASTORA SAN JUAN CAFFERTY	Director
Pastora San Juan Cafferty

/s/ HOMER J. LIVINGSTON, JR.	Director
Homer J. Livingston, Jr.

/s/ LESTER H. MCKEEVER	Director
Lester H. McKeever

/s/ WILLIAM G. MITCHELL	Director
William G. Mitchell

/s/ RICHARD P. TOFT	Director
Richard P. Toft

/s/ ARTHUR R. VELASQUEZ	Director
Arthur R. Velasquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 21, 1999	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1999.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ JAMES M. LUEBBERS	Chief Financial Officer and Controller
James M. Luebbers	(Principal Financial and Accounting Officer)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 21, 1999	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1999.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ JAMES M. LUEBBERS	Chief Financial Officer and Controller
James M. Luebbers	(Principal Financial and Accounting Officer)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX

(a)  The exhibits listed below are filed herewith and made a part hereof:

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Company dated November 3, 1999.

3(b)	By-Laws of the Company, as amended, dated November 3, 1999.

10(a)	ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated July 16, 1999.

10(b)	Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1999.

10(c)	NNS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999.

10(d)	ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999.

10(e)	FTS-1 Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999.

12	Statement re: Computation of Ratio of Earnings to Fixed charges for Peoples Gas and North Shore Gas.

23

Arthur Andersen LLP consent to incorporate by reference in Registration Statement Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993 for the Company; Registration Statement No. 33-60256 for North Shore Gas.

27	Financial Data Schedules for all Registrants (The Company, Peoples Gas, and North Shore Gas).

99	Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 1999.

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

(b)

Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

3(e)

Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company - Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)); Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas - Form 10-K for fiscal year ended 1995, Exhibit3(b)); Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas - Form 10-K for fiscal year ended 1995, Exhibit 3(B)); Amendment to the By-Laws of the Company dated Februrary 26, 1999 (The Company- Form 10-Q for the quarter ended March 31, 1999, Exhibit 3(b)); Amendment to the By-Laws of Peoples Gas dated April 15, 1999 (Peoples Gas - Form 10-Q for the quarter ended June 30, 1999, Exhibit 3(b)); Amendment to the By-Laws of North Shore Gas dated August 31, 1997 ( North Shore Gas - Form 10-K for the Fiscal year ended September 30, 1997, Exhibit 3(b)).

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

4(b)

North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of November 1, 1990 (North Shore - Form S-3 Registration Statement No. 33-37332, Exhibit 4b); Eleventh Supplemental Indenture dated as of October 1, 1992 (North Shore - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4); and Twelfth Supplemental Indenture dated as of April 1, 1993 (North Shore - Form 8-K dated April 23, 1993, Exhibit 4); Supplemental Indenture dated December 1, 1998 (North Shore Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibt 4).

10(f)

Trust Under Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, Part A and Part B, of the Company, effective September 25, 1995. (The Company Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(a)); ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (Registrant Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(b)); FSS Service Agreement between Peoples Gas

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

10(f) cont'd)

ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(c)); Firm Transportation Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of April 1, 1995. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(h)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(i)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(j)); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(k)); FSS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(l)); Firm Transportation Service Agreement under Rate Schedule FTS-1 between Peoples Gas and ANR Pipeline Company, dated as of September 20, 1995. (The Company and Peoples Gas- form 10-K for fiscal year ended Firm Transportation Service Agreement under Rate Schedule FTS-1 between North Shore Gas and ANR Pipeline Company, dated as of October 25, 1995. (The Company and North Shore Gas- form 10-K for fiscal year ended September 30, 1996, Exhibit 10(t)); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated July 25, 1997. (The Company Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(u)); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated August 1, 1997. (The Company- Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(v)); Firm Gas Transportation Agreement Under rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1998. (The Company and Peoples Gas- Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10(af)); Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between North Shore Gas and Midwestern Gas Transmission Company, dated November 1, 1998. (The Company and North Shore Gas Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10(ag)); Rate Schedule QNT Quick Notice Transportation Service Agreement between Peoples Gas and Trunkline Gas Company, dated November 1, 1998. (The Company and Peoples Gas- Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10(ah));.U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated August 14, 1997. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1998, Exhibit (ai)); U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated October 27, 1997. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1998, Exhibit (aj)); Storage Rate Schedule DSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1998, Exhibit (ak)); Storage Rate Schedule NSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1998, Exhibit (al)); Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1998, Exhibit (am)); Transportation Rate Schedule FTS LN/NB Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas- Form 10-K for fiscal year ended September 30, 1998, Exhibit (an)); U.S. Shippers Service Agreement between North Shore and Northern Border Pipeline Company, dated August 14, 1997. (The Company and North Shore Gas- Form 10-K for fiscal year ended September 30, 1998, Exhibit (ao)); Transportation Rate Schedule FTS Agreement

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Document

10(f) cont'd)

between North Shore and Natural Gas Pipeline Company of America, dated January 15, 1998. (Registrant Form 10-K for fiscal year ended September 30, 1998, Exhibit (ap)); FTS-1 Service Agreement between North Shore and ANR Pipeline Company, dated May 28, 1998. (Registrant Form 10-K for fiscal year ended September 30, 1998, Exhibit (aq)).

10(g)	Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas- Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(a)).

10(h)

Construction Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (The Company- Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(f)); Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (The Company- Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(g)).

10(i)

Short-Term Incentive Compensation Plan of the Company, as amended on December 7, 1994 (The Company- Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(a)); Executive Deferred Compensation Plan of the Company, effective October 1, 1994 (The Company- Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(b)); Supplemental Retirement Benefit Plan, Part A, Part B and Part C, of the Company, effective December 7, 1994 (The Company- Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(c)); Long-Term Incentive Compensation Plan (File No. 33-63193, Form S-8 filed on October 4, 1995).

21	Subsidiaries of the Company, Peoples Gas and North Shore Gas (The Company, Peoples Gas and North Shore Gas- Form 10-K for the fiscal year ended September 30, 1998, Exhibit 21).