Form 10-Q
period 1999-12-31
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 2000-02-10
CIK 77385, 77388, 110101

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 31, 2000):

Peoples Energy Corporation	Common Stock, No par value, 35,540,850shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
	(Thousands, except per-share amounts)

Operating Revenues	$ 412,485	$ 310,241	$ 1,296,626	$ 1,058,668

Operating Expenses:
Cost of energy sold	228,040	141,165	660,164	465,644
Operation and maintenance	67,382	66,191	252,225	250,774
Depreciation, depletion and amortization	22,884	20,584	85,832	79,020
Taxes, other than income taxes	40,443	34,937	136,019	124,492
Total Operating Expenses	358,749	262,877	1,134,240	919,930

Operating Income	53,736	47,364	162,386	138,738

Equity Investment Income	4,078	76	12,876	407

Total Operating Income and Equity Investment Income	57,814	47,440	175,262	139,145

Other Income and (Deductions)	575	615	19,801	4,009

Interest Expense	11,334	10,138	40,708	38,625

Earnings Before Income Taxes	47,055	37,917	154,355	104,529

Income Taxes	17,484	14,547	55,518	37,279

Net Income	$ 29,571	$ 23,370	$ 98,837	$ 67,250

Average Shares of Common Stock Outstanding	35,520	35,457	35,496	35,338

Basic Earnings Per Share of Common Stock	$ 0.83	$ 0.66	$ 2.78	$ 1.90

Diluted Earnings Per Share of Common Stock	$ 0.83	$ 0.66	$ 2.78	$ 1.90

Dividends Declared Per Share	$ 0.49	$ 0.48	$ 1.96	$ 1.92

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	1999	September 30,	1998
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,397,948	$ 2,330,919	$ 2,247,544
Less - Accumulated depreciation	829,439	811,083	780,357
Net property, plant and equipment	1,568,509	1,519,836	1,467,187
Other investments	138,541	130,629	55,270
Total Capital Investments - Net	1,707,050	1,650,465	1,522,457

CURRENT ASSETS:
Cash and cash equivalents	19,214	11,609	12,334
Temporary cash investments	901	8,756	1,091
Special deposits	98	98	27,042
Receivables -
Customers, net of allowance for uncollectible accounts
of $22,546, $22,335, and $22,476, respectively	128,191	71,154	99,332
Other	31,486	29,033	23,513
Accrued unbilled revenues	105,101	34,326	82,171
Materials and supplies, at average cost	15,472	16,282	17,975
Gas in storage, at last-in, first-out cost	63,046	81,510	60,785
Gas costs recoverable through rate adjustments	522	11,167	2,261
Regulatory assets of subsidiaries	4,766	5,683	7,507
Prepayments	103,063	95,903	77,856
Total Current Assets	471,860	365,521	411,867

OTHER ASSETS:
Non-current regulatory assets of subsidiaries	59,431	59,927	58,265
Deferred charges	28,682	24,223	23,990
Total Other Assets	88,113	84,150	82,255

Total Properties and Other Assets	$ 2,267,023	$ 2,100,136	$ 2,016,579

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	1999	September 30,	1998
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,533,228, 35,489,242, and
35,481,279 shares, respectively	$ 297,475	$ 296,712	$ 296,603
Retained earnings	484,642	472,483	455,382
Accumulated other comprehensive income	(465)	(465)	(1,389)
Total Common Stockholders' Equity	781,652	768,730	750,596

Long-term debt of subsidiaries, exclusive of sinking
fund payments and maturities due within one year	521,734	521,734	546,639
Total Capitalization	1,303,386	1,290,464	1,297,235

CURRENT LIABILITIES:
Short-term debt	252,489	129,000	53,065
Accounts payable	153,477	161,423	135,291
Dividends payable on common stock	17,428	17,389	17,031
Customer gas service and credit deposits	46,606	46,628	64,738
Accrued taxes	58,940	37,573	53,338
Gas sales revenue refundable through rate adjustments	4,702	692	771
Temporary LIFO Liquidation Credit	3,547	-	-
Accrued interest	6,773	10,210	7,089
Total Current Liabilities	543,962	402,915	331,323

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	308,959	299,524	269,591
Investment tax credits being amortized over
the average lives of related property	30,598	30,850	32,239
Other	80,118	76,383	86,191
Total Deferred Credits and Other Liabilities	419,675	406,757	388,021

Total Capitalization and Liabilities	$ 2,267,023	$ 2,100,136	$ 2,016,579

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	1999	1998
	(Thousands of Dollars)
Operating Activities:
Net Income	$ 29,571	$ 23,370
Adjustments to reconcile net income to net cash:
Depreciation, depletion, and amortization	22,884	20,584
Deferred income taxes and investment tax credits - net	8,276	(1,921)
Change in deferred credits and other liabilities	4,642	(1,159)
Change in other assets	(5,300)	16,381
Distribution greater than (less than) income from equity affiliates	(3,957)	(53)
Change in current assets and liabilities:
Receivables - net	(59,490)	(41,091)
Accrued unbilled revenues	(70,775)	(58,694)
Materials and supplies	810	270
Gas in storage	18,464	30,005
Gas costs recoverable	10,645	2,201
Regulatory assets	917	351
Prepayments	(7,160)	(3,832)
Accounts payable	(7,946)	11,910
Customer gas service and credit deposits	(22)	15,796
Accrued taxes	21,367	28,353
Gas sales revenue refundable	4,010	(10,257)
Accrued interest	(3,437)	(3,732)
Temporary LIFO Liquidation	3,547	(2,910)
Net Cash Provided by (Used in) Operating Activities	(32,954)	25,572

Investing Activities:
Capital spending	(73,205)	(52,551)
Special deposit	-	94
Other temporary cash investments	7,855	3,302
Other assets	(969)	12,769
Net Cash Used in Investing Activities	(66,319)	(36,386)

Financing Activities:
Short-term debt	123,489	44,165
Issuance of long-term debt of subsidiaries	-	30,035
Trust fund	-	(25,693)
Retirement of long-term debt of subsidiaries	-	(10,400)
Dividends paid on common stock	(17,374)	(16,993)
Proceeds from issuance of common stock	763	2,912
Net Cash Provided by Financing Activities	106,878	24,026

Net Increase in Cash and Cash Equivalents	7,605	13,212
Cash and Cash Equivalents at Beginning of Period	11,609	10,622
Cash and Cash Equivalents at End of Period	$ 19,214	$ 23,834

The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
	(Thousands)

Operating Revenues	$ 286,528	$ 235,291	$ 902,752	$ 835,845

Operating Expenses:
Gas costs	133,136	91,316	365,019	325,675
Operation and maintenance	50,729	55,467	201,163	210,235
Depreciation and amortization	18,371	17,151	70,664	68,124
Taxes - other than income taxes	36,166	31,345	121,726	111,861
Total Operating Expenses	238,402	195,279	758,572	715,895

Operating Income	48,126	40,012	144,180	119,950

Other Income and (Deductions)	702	447	19,140	2,074

Interest Expense	8,531	8,706	32,444	33,248

Earnings Before Income Taxes	40,297	31,753	130,876	88,776

Income Taxes	15,051	12,160	47,006	31,229

Net Income Applicable to Common Stock	$ 25,246	$ 19,593	$ 83,870	$ 57,547

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	1999	September 30,	1998
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 1,984,449	$ 1,968,749	$ 1,919,904
Less - Accumulated depreciation and amortization	704,021	689,670	668,134
Net property, plant and equipment	1,280,428	1,279,079	1,251,770
Other investments	10,382	9,414	7,965
Total Capital Investments - Net	1,290,810	1,288,493	1,259,735

CURRENT ASSETS:
Cash and cash equivalents	8,744	3,716	5,170
Temporary cash investments	500	500	500
Receivables -
Customers, net of allowance for uncollectible accounts
of $21,167, $20,990, and $21,567, respectively	93,826	49,464	75,515
Other	21,016	23,381	22,784
Accrued unbilled revenues	74,870	22,303	60,609
Materials and supplies, at average cost	10,159	10,843	12,265
Gas in storage, at last-in, first-out cost	49,758	64,640	47,770
Gas costs recoverable through rate adjustments	-	8,781	2,144
Regulatory assets	4,349	5,106	6,472
Prepayments	101,279	95,448	76,734
Total Current Assets	364,501	284,182	309,963

OTHER ASSETS:
Non-current regulatory assets	38,550	38,970	42,125
Deferred charges	19,363	19,408	18,746
Total Other Assets	57,913	58,378	60,871

Total Properties and Other Assets	$ 1,713,224	$ 1,631,053	$ 1,630,569

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	1999	September 30,	1998
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	441,927	433,558	422,311
Accumulated other comprehensive income	(465)	(465)	(1,389)
Total Common Stockholder's Equity	606,769	598,400	586,229

Long-term debt, exclusive of sinking fund
payments and maturities due within one year	452,000	452,000	452,000
Total Capitalization	1,058,769	1,050,400	1,038,229

CURRENT LIABILITIES:
Short-term debt	91,115	15,990	32,540
Accounts payable	96,365	110,008	99,265
Dividends payable on common stock	-	19,854	15,883
Customer gas service and credit deposits	41,443	41,310	57,122
Accrued taxes	51,947	33,613	47,389
Gas sales revenue refundable through rate adjustments	4,703	692	-
Temporary LIFO Liquidation Credit	369	-	-
Accrued interest	6,159	8,473	6,145
Total Current Liabilities	292,101	229,940	258,344

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	288,332	279,289	249,893
Investment tax credits being amortized over
the average lives of related property	27,340	27,571	28,839
Other	46,682	43,853	55,264
Total Deferred Credits and Other Liabilities	362,354	350,713	333,996

Total Capitalization and Liabilities	$ 1,713,224	$ 1,631,053	$ 1,630,569

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	1999	1998
	(Thousands of Dollars)
Operating Activities:
Net Income	$ 25,246	$ 19,593
Adjustments to reconcile net income to net cash:
Depreciation and amortization	18,371	17,151
Deferred income taxes and investment tax credits - net	8,136	1,280
Change in deferred credits and other liabilities	3,505	(890)
Change in other assets	(939)	9,328
Change in current assets and liabilities:
Receivables - net	(41,997)	(13,968)
Accrued unbilled revenues	(52,567)	(43,246)
Materials and supplies	684	67
Gas in storage	14,882	27,997
Gas costs recoverable	8,781	(9,864)
Regulatory assets	757	179
Prepayments	(5,831)	(3,418)
Accounts payable	(13,643)	(1,257)
Customer gas service and credit deposits	133	13,885
Accrued taxes	18,334	21,681
Gas sales revenue refundable	4,011	1,703
Temporary LIFO liquidation	369	(2,910)
Accrued interest	(2,314)	(2,643)

Net Cash Provided by (Used in) Operating Activities	(14,082)	34,668

Investing Activities:
Capital spending	(18,316)	(33,754)
Other capital investments	(969)	1,780

Net Cash Used in Investing Activities	(19,285)	(31,974)

Financing Activities:
Short-term debt	75,125	23,640
Dividends paid on common stock	(36,730)	(13,898)
Retirement of long-term debt	-	(10,400)

Net Cash Provided by (Used in) Financing Activities	38,395	(658)

Net Increase (Decrease) in Cash and Cash Equivalents	5,028	2,036
Cash and Cash Equivalents at Beginning of Period	3,716	3,134

Cash and Cash Equivalents at End of Period	$ 8,744	$ 5,170

The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
	(Thousands, except per-share amounts)

Operating Revenues	$ 47,261	$ 37,248	$ 145,734	$ 131,355

Operating Expenses:
Gas costs	26,260	17,831	72,125	62,519
Operation and maintenance	6,666	6,581	26,660	25,315
Depreciation	2,169	2,099	8,529	8,120
Taxes - other than income taxes	3,869	3,344	13,113	12,036
Total Operating Expenses	38,964	29,855	120,427	107,990

Operating Income	8,297	7,393	25,307	23,365

Other Income and (Deductions)	40	70	734	455

Interest Expense	1,303	1,323	5,259	5,089

Earnings Before Income Taxes	7,034	6,140	20,782	18,731

Income Taxes	2,723	2,358	7,762	7,174

Net Income Applicable to Common Stock	$ 4,311	$ 3,782	$ 13,020	$ 11,557

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	1999	September 30,	1998
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 319,795	$ 317,368	$ 308,333
Less - Accumulated depreciation	117,170	115,143	109,617
Net property, plant and equipment	202,625	202,225	198,716
Other investments	22	22	22
Total Capital Investments - Net	202,647	202,247	198,738

CURRENT ASSETS:
Special Deposits	-	-	25,693
Cash and cash equivalents	1,095	343	2,741
Temporary cash investments	-	7,855	-
Receivables -
Customers, net of allowance for uncollectible
accounts of $790, $755, and $637, respectively	11,830	3,602	9,199
Other	2,631	5,030	681
Accrued unbilled revenues	13,273	3,744	10,350
Materials and supplies, at average cost	2,222	2,348	2,526
Gas in storage, at last-in, first-out cost	6,467	8,792	5,998
Gas costs recoverable through rate adjustments	522	2,386	117
Regulatory assets	417	577	1,035
Prepayments	184	271	223
Total Current Assets	38,641	34,948	58,563

OTHER ASSETS:
Non-current regulatory assets	20,881	20,956	16,140
Deferred charges	3,786	4,057	4,090
Total Other Assets	24,667	25,013	20,230

Total Properties and Other Assets	$ 265,955	$ 262,208	$ 277,531

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	1999	September 30,	1998
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	73,588	72,142	70,648
Total Common Stockholder's Equity	98,345	96,899	95,405

Long-term debt, exclusive of sinking fund
payments and maturities due within one year	69,734	69,734	94,639
Total Capitalization	168,079	166,633	190,044

CURRENT LIABILITIES:
Short-term debt	$ 7,600	$ -	$ -
Accounts payable	16,474	26,448	13,909
Dividends payable on common stock	-	2,139	3,155
Customer gas service and credit deposits	5,163	5,318	7,616
Accrued taxes	8,739	4,039	7,919
Gas sales revenue refundable through rate adjustments	-	-	771
Temporary LIFO liquidation	3,178	-	-
Accrued interest	614	1,737	944
Total Current Liabilities	41,768	39,681	34,314

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	21,325	21,052	19,981
Investment tax credits being amortized over
the average lives of related property	3,258	3,279	3,400
Other	31,525	31,563	29,792
Total Deferred Credits and Other Liabilities	56,108	55,894	53,173

Total Capitalization and Liabilities	$ 265,955	$ 262,208	$ 277,531

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	1999	1998
	(Thousands of Dollars)
Operating Activities:
Net Income	$ 4,311	$ 3,782
Adjustments to reconcile net income to net cash:
Depreciation	2,169	2,099
Deferred income taxes and investment tax credits - net	163	(3,180)
Change in deferred credits and other liabilities	50	61
Change in other assets	346	7,396
Change in current assets and liabilities:
Receivables - net	(5,829)	(5,241)
Accrued unbilled revenues	(9,529)	(7,721)
Materials and supplies	126	203
Gas in storage	2,325	3,919
Gas costs recoverable	1,864	497
Regulatory assets	160	173
Accounts payable	(9,974)	(9,043)
Customer gas service and credit deposits	(155)	1,911
Accrued taxes	4,700	6,614
Gas sales revenue refundable	-	(392)
Accrued interest	(1,123)	(1,090)
Temporary LIFO liquidation	3,178	-
Prepayments	87	94
Net Cash Provided by (Used in) Operating Activities	(7,131)	82

Investing Activities:
Capital spending	(2,568)	(3,919)
Other temporary cash investments	7,855	-
Net Cash Used in Investing Activities	5,287	(3,919)

Financing Activities:
Short-term debt	7,600	-
Issuance of long-term debt	-	30,035
Dividends paid on common stock	(5,004)	(2,429)
Trust fund	-	(25,694)
Net Cash Provided by (Used in) Financing Activities	2,596	1,912

Net Increase (Decrease) in Cash and Cash Equivalents	752	(1,925)
Cash and Cash Equivalents at Beginning of Period	343	4,666

Cash and Cash Equivalents at End of Period	$ 1,095	$ 2,741

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

This Quarterly Report on Form 10-Q is a combined report of Peoples Energy Corporation (the Company), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The accompanying consolidated financial statements and Notes to the Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Peoples Gas, North Shore Gas, Peoples District Energy Corporation, Peoples Energy Services Corporation, Peoples Energy Resources C

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal year end

The business of the Company's utility subsidiaries is influenced by seasonal weather conditions because a large element of the utilities' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Accordingly, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

2.  SIGNIFICANT ACCOUNTING POLICIES

2A.  Regulated Operations

Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regulatory

2B.  Statement of Cash Flows

For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

Income taxes and interest paid (excluding capitalized interest of $454,000 and $263,000 for the Company and Peoples Gas for the three months ended) were as follows:

For the three months	The Company		Peoples Gas		North Shore Gas
ended December 31, (in thousands)	1999	1998	1999	1998	1999	1998

Income taxes paid	$ 3,543	$ 65	$ 2,576	$ 63	($ 769)	$ 2

Interest paid	14,553	14,034	10,483	11,083	2,320	2,850

2C.  Recovery of Gas Costs

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

For each gas distribution utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding Peoples Gas and North Shore Gas for fiscal year 1999, are currently pending before the Commission.

2D.  Oil and Gas Exploration and Production Properties

For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the SEC. Under the full-cost method, all costs directly associated with acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the e

2E.  Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fai

Changes in the fair value of derivatives will be recognized in the current period earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the current period's income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. The statement must be adopted no later than the Company's fisca

In October 1999, the Company adopted the Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company does not expect the application of this standard to have a material effect on its financial condition or results of operations.

2F.  Hedging Activities

The Company has a formal risk management policy that establishes monitoring and control procedures for the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading solely to minimize risk, and not for any speculative purpose. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and volume fluctuations related to its b ng price risk related to the geographic location of the commodity (basis risk).

The Company is accounting for all current derivative transactions through hedge accounting. These derivatives are designated as fair value hedges. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is r

2G.  Accounting for Gas Supply Contracts

Effective October 1, 1999, Peoples Gas and North Shore Gas entered into gas purchase and agency agreements with Enron North America Corp. (Enron). Under the terms of the agreements, Enron agrees to sell and deliver gas to Peoples Gas and North Shore Gas covering baseload requirements plus incremental quantities as needed. In conjunction with these agreements Enron purchases from Peoples Gas and North Shore Gas all of the gas that Peoples Gas and North Shore Gas are obligated to buy from their suppliers under existing contracts. Enron will purchase these gas supplies at the same point and the same time as they are delivered to Peoples Gas and North Shore Gas, at a sales price exactly matching the purchase price from suppliers. Contractually Peoples Gas and North Shore Gas take title to the gas when it's delivered, at which point title passes to Enron. Although Peoples Gas and North Shore Gas have credit risk if Enron fails to pay the suppliers, the master agreement with Enron allows the utilities to net the obligations to suppliers with amounts owed to Enron. The company recordsthe purchases from Enron as gas purchases and nets the purchases from the suppliers with the sales to Enron.

3:  BUSINESS SEGMENTS

The Company is presenting below information about its operating segments for the three and 12-month periods ending December 31, 1999 and 1998, according to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related I nformation." The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production, and Other. Operating income also includes the effect of corporate activities and consolidating adjustments. North Shore Gas is active in the Gas Distribution segment only. Peoples Gas' main activity is the Gas Distribution segment but it is also involved in activities reported in the Midstream Services and Retail Energy Services segments.

The Company has determined its business segments based on regulation plus a delineation based on type of product or services and activity related to those products or services, such as production versus marketing of natural gas. These segments are consistent with how the Company's Strategic Planning Committee develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating income and equity investment income before interest expense, other inco ived from sources within the U.S. and all reportable segments long-lived assets are located in the U.S.

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

The Midstream Services segment performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids peaking facility and is active in other asset-based wholesale activities.

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. Peoples Gas' home services activity is also part of this segment.

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

	The Company
				Retail			Corporate
(Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 334,659	$ -	$ 39,794	$ 34,719	$ 4,402	$ 8	$ (1,097)	$ 412,485
Depreciation, Depletion and Amortization	20,540	-	66	402	1,819	16	41	22,884
Operating Income (Loss)	57,417	(665)	2,218	(1,583)	898	(239)	(4,310)	53,736
Equity Investment Income	-	3,912	-	-	79	87	-	4,078
Operating Income and Equity Investment Income	57,417	3,247	2,218	(1,583)	977	(152)	(4,310)	57,814
Segment Assets	1,483,053	-	10,763	8,754	78,304	(17)	320	1,581,177
Investments in Equity Investees	-	99,933	-	-	9,573	4,261	-	113,767
Capital Spending	$ 20,884	$ -	$ -	$ 978	$ 51,301	$ -	$ 42	$ 73,205

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-98	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 270,466	$ -	$ 16,613	$ 22,580	$ 1,686	$ 4	$ (1,108)	$ 310,241
Depreciation, Depletion and Amortization	19,251	-	75	213	1,044	-	1	20,584
Operating Income (Loss)	45,616	(243)	3,316	(297)	(111)	(127)	(790)	47,364
Equity Investment Income	-	-	-	-	36	40	-	76
Operating Income and Equity Investment Income	45,616	(243)	3,316	(297)	(75)	(87)	(790)	47,440
Segment Assets	1,450,486	-	8,629	5,001	13,641	-	81	1,477,838
Investments in Equity Investees	-	27,506	-	-	2,796	5,905	-	36,207
Capital Spending	$ 37,674	$ 11,999	$ 30	$ 257	$ 2,531	$ -	$ 60	$ 52,551

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
12 Months Ended 12-31-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 1,044,318	$ -	$ 130,097	$ 113,397	$ 11,955	$ 30	$ (3,171)	$ 1,296,626
Depreciation, Depletion and Amortization	79,193	-	202	1,556	4,815	17	49	85,832
Operating Income (Loss)	166,651	(2,051)	7,893	(4,876)	3,161	(635)	(7,757)	162,386
Equity Investment Income	-	12,426	-	-	101	349	-	12,876
Operating Income and Equity Investment Income	166,651	10,375	7,893	(4,876)	3,262	(286)	(7,757)	175,262
Segment Assets	1,483,053	-	10,763	8,754	78,304	(17)	320	1,581,177
Investments in Equity Investees	-	99,933	-	-	9,573	4,261	-	113,767
Capital Spending	$ 108,394	$ 61,187	$ 12	$ 5,130	$ 76,545	$ 580	$ (2,307)	$ 249,541

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
12 Months Ended 12-31-98	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 963,399	$ -	$ 47,607	$ 47,026	$ 3,735	$ 6	$ (3,105)	$ 1,058,668
Depreciation, Depletion and Amortization	76,244	-	231	400	2,143	-	2	79,020
Operating Income (Loss)	139,797	(243)	8,064	(3,825)	(460)	(1,052)	(3,543)	138,738
Equity Investment Income	-	-	-	-	36	371	-	407
Operating Income and Equity Investment Income	139,797	(243)	8,064	(3,825)	(424)	(681)	(3,543)	139,145
Segment Assets	1,450,486	-	8,629	5,001	13,641	-	81	1,477,838
Investments in Equity Investees	-	27,506	-	-	2,796	5,905	-	36,207
Capital Spending	$ 122,634	$ 27,506	$ 1,825	$ 5,167	$ 18,500	$ 13	$ 52	$ 175,697

The following table reconciles total segment assets and investments in equity investees to the Company's consolidated total assets at December 31, 1999 and 1998 as follows:

	December 31,
	1999	1998
	(Thousands)

Segment Assets	$ 1,581,177	$ 1,477,838
Investments in Equity Investees	113,767	36,207
Other Investments not included in
above Categories	12,106	8,412
Total Capital Investments - Net	1,707,050	1,522,457

Current Assets	471,860	411,867
Other Assets	88,113	82,255
Total Assets	$ 2,267,023	$ 2,016,579

The following table reconciles total segment operating income and equity investment income to the Company's consolidated net income for the three and 12 months ended December 1999 and 1998 as follows:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
	(Thousands)

Operating income and equity investment income	$ 57,814	$ 47,440	$175,262	$139,145
Interest expense	11,334	10,138	40,708	38,625
Other income and (deductions)	575	615	19,801	4,009
Income taxes	17,484	14,547	55,518	37,279
Net Income	$ 29,571	$ 23,370	$ 98,837	$ 67,250

	Peoples Gas				North Shore Gas
			Retail
(Thousands)	Gas	Midstream	Energy		Gas
Three Months Ended 12-31-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 284,428	$ 1,377	$ 723	$ 286,528	$ 47,261
Depreciation and Amortization	18,371	-	-	18,371	2,169
Operating Income (Loss)	46,720	1,377	29	48,126	8,297
Segment Assets	1,280,428	-	-	1,280,428	202,625
Capital Spending	$ 18,316	$ -	$ -	$ 18,316	$ 2,568

			Retail
	Gas	Midstream	Energy		Gas
Three Months Ended 12-31-98	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 233,218	$ 1,763	$ 310	$ 235,291	$ 37,248
Depreciation and Amortization	17,151	-	-	17,151	2,099
Operating Income (Loss)	38,223	1,763	26	40,012	7,393
Segment Assets	1,251,770	-	-	1,251,770	198,716
Capital Spending	$ 33,755	$ -	$ -	$ 33,755	$ 3,919

			Retail
	Gas	Midstream	Energy		Gas
12 Months Ended 12-31-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 895,614	$ 5,596	$ 1,542	$ 902,752	$ 145,734
Depreciation and Amortization	70,664	-	-	70,664	8,529
Operating Income (Loss)	138,945	5,597	(362)	144,180	25,307
Segment Assets	1,280,428	-	-	1,280,428	202,625
Capital Spending	$ 95,957	$ -	$ -	$ 95,957	$ 12,437

			Retail
	Gas	Midstream	Energy		Gas
12 Months Ended 12-31-98	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 832,044	$ 3,491	$ 310	$ 835,845	$ 131,355
Depreciation and Amortization	68,124	-	-	68,124	8,120
Operating Income (Loss)	116,433	3,491	26	119,950	23,365
Segment Assets	1,251,770	-	-	1,251,770	198,716
Capital Spending	$ 111,961	$ -	$ -	$ 111,961	$ 10,673

The following table reconciles total segment assets to Peoples Gas' consolidated total assets at December 31, 1999 and 1998 as follows:

	December 31,
	1999	1998
	(Thousands)

Segment Assets	$ 1,280,428	$ 1,251,770
Other Investments	10,382	7,965
Total Capital Investments - Net	1,290,810	1,259,735

Current Assets	364,501	309,963
Other Assets	57,913	60,871
Total Assets	$ 1,713,224	$ 1,630,569

The following table reconciles total segment operating income to Peoples Gas' consolidated net income for the three and 12 months ended December 1999 and 1998 as follows:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
	(Thousands)

Operating income	$ 48,126	$ 40,012	$144,180	$119,950
Interest expense	8,531	8,706	32,444	33,248
Other income and (deductions)	702	447	19,140	2,074
Income taxes	15,051	12,160	47,006	31,229
Net Income	$ 25,246	$ 19,593	$ 83,870	$ 57,547

The following table reconciles total segment assets to North Shore Gas' consolidated total assets at December 31, 1999 and 1998 as follows:

	December 31,
	1999	1998
	(Thousands)

Segment Assets	$ 202,625	$ 198,716
Other Investments	22	22
Total Capital Investments - Net	202,647	198,738

Current Assets	38,641	58,563
Other Assets	24,667	20,230
Total Assets	$ 265,955	$ 277,531

The following table reconciles total segment operating income to North Shore Gas' consolidated net income for the three and 12 months ended December 1999 and 1998 as follows:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
	(Thousands)

Operating income	$ 8,297	$ 7,393	$ 25,307	$ 23,365
Interest expense	1,303	1,323	5,259	5,089
Other income and (deductions)	40	70	734	455
Income taxes	2,723	2,358	7,762	7,174
Net Income	$ 4,311	$ 3,782	$ 13,020	$ 11,557

4.  ENVIRONMENTAL MATTERS

4A.  Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be re

In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS was comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a feasibil nd evaluate possible remedial actions. North Shore Gas entered into the AOC after being notified by the EPA that North Shore Gas, General Motors Corporation (GMC), and Outboard Marine Corporation (OMC) were each a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Waukegan Site. A PRP is potentially liable for the cost of any investigative and remedial work that the EPA determines is necessary

Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has shared equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

On May 14, 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company, and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

On September 30, 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic contaminated soils. The EPA has estimated the present worth of the remedy to be $26 million (representing the present worth of estimated capital costs and of estimated operat

North Shore Gas and the other parties notified by the EPA have entered into discussions regarding implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 1999, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $23.1 million; for North Shore Gas the total was $19.5 million; and for the Company on a consolidated basis the total deferred was $42.6 million. This amount

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to awa from other insurance carriers.

Management believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples G recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission.

4B.  Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the dispos

North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection w

In August 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site.

In November 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In December 1999, the EPA issued its Proposed Plan for amending the ROD for public comment. The preferred alternative in the Proposed Plan is removal of the wastes to a licensed off-site facility. The EPA estimates the present worth of the preferred alternative to be $21.5 million (representing t

North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, North Shore Gas cannot reasonably estimate what range of loss, if any, may occur. In the event that North Shore Gas incurred liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.

5.  LONG-TERM DEBT

5A.  Issuance of Bonds

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

5B.  Interest Rate Adjustments

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

5C.  Bonds Redeemed

On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W. On January 19, 1999, North Shore Gas redeemed, from a portion of the bond issuance proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which w as' First Mortgage Bonds, Series K.

6.  EARNINGS PER SHARE

Shares used to compute diluted earnings per share for the Company are as follows:

	Average Common Stock Shares (in thousands)
	Three Months Ended		12 Months Ended
December 31,	1999	1998	1999	1998
As reported shares	35,520	35,457	35,496	35,338
Effects of options	12	20	13	19
Diluted shares	35,532	35,477	35,509	35,357

Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.

7.  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes in equity (other comprehensive income). Comprehensive income includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost. The Company and Peoples Gas have reported accumulated other comprehensive income in their respective Consolid

Comprehensive income for the Company for the three and 12 months ended December 31, 1999 and 1998 is as follows:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
(Thousands of dollars)	1999	1998	1999	1998
Net income	$ 29,571	$23,370	$98,837	$67,250

Other comprehensive income
Minimum pension liability			1,533	1,604
Income tax (expense)/benefit			(609)	(636)
Other comprehensive income, net of tax			924	968

Comprehensive income	$ 29,571	$23,370	$ 99,761	$68,218

Comprehensive income for Peoples Gas for the three and 12 months ended December 31, 1999 and 1998 is as follows:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
(Thousands of dollars)	1999	1998	1999	1998
Net income	$ 25,246	$19,593	$83,870	$57,547

Other comprehensive income
Minimum pension liability			1,533	1,604
Income tax (expense)/benefit			(609)	(636)
Other comprehensive income, net of tax			924	968

Comprehensive income	$ 25,246	$19,593	$ 84,794	$58,515

8.  ELIMINATION OF DECOMMISSIONING RESERVE

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

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The Company is reporting operating income and equity investment income for each of its six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production and Other. (See Note 3 of the Notes to Consolidated Financial Statements.) North Shore Gas is active in the Gas Distribution segment only. Peoples Gas' main activity is in the Gas Distribution segment but is also involved in activities reported in the Midstream Services and Retail Energy

Net Income

Net income for the Company increased $6.2 million to $29.6 million for the three-month period due primarily to weather that was 12 percent colder than during the year-ago period. The current period was bolstered by lower operating costs for the gas distribution segment and growth in diversified segment earnings.

Net income for the Company increased $31.6 million to $98.8 million for the 12 month period, principally as a result of weather that was 15 percent colder than during the year-ago period, increases in earnings of the diversified business segments, the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant and a state income tax refund.

Net income for Peoples Gas increased $5.7 million to $25.2 million for the three-months ended, primarily as a result of weather that was colder than the prior period and decreased operation and maintenance expenses. Partially offsetting these effects was increased depreciation expense.

Net income for Peoples Gas increased $26.3 million to $83.9 million for the 12-months ended, due primarily to weather that was colder than the prior year. Also contributing to this increase was the elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant, decreases in operation and maintenance expenses, a state income tax refund, and an increase in income from hub activities.

Net income for North Shore Gas increased by $529,000 to $4.3 million for the three months ended, primarily as a result of colder weather offset, in part, by increased operation and maintenance expenses and higher depreciation expense.

Net income for North Shore Gas increased $1.5 million to $13.0 million for the 12 month period, principally as a result of weather that was colder than the prior year and a state income tax refund. Partially offsetting these effects were increased operation and maintenance expenses and higher depreciation expense.

A summary of variations affecting income between years is presented below, with explanations of significant differences by segment following:

	Three Months Ended		12 Months Ended
	December 31, 1999		December 31, 1999
(Thousands of Dollars)	Amount	Percent	Amount	Percent
Operating Income and Equity Investment Income
Gas Distribution	$ 11,801	25.9	$ 26,854	19.2
Power Generation	3,490	1,436.2	10,618	4,369.5
Midstream Services	(1,098)	(33.1)	(171)	(2.1)
Retail Energy Services	(1,286)	433.0	(1,051)	(27.5)
Oil and Gas Production	1,052	1,402.7	3,686	869.3
Other	(65)	74.7	395	58.0
Corporate and Adjustments	(3,520)	(445.6)	(4,214)	(118.9)
Total Operating Income and Equity Investment Income	10,374	21.9	36,117	26.0
Other income and (deductions)	(40)	(6.5)	15,792	393.9
Interest expense	1,196	11.8	2,083	5.4
Income taxes	2,937	20.2	18,239	48.9
Net income applicable to common stock	6,201	26.5	31,587	47.0

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

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. The unit cost of gas does not have a direct significant effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1L of the Notes to Consolidated Financial Statemen

Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position and coverage ratios of the Company. In order to mitigate the effect of substantially warmer weather, the Company has purchased a five-year weather insurance policy. The weather insurance program, beginning in fiscal year 2000, allows the Company to protect earnings when weather is more than 8% warmer than normal. The Company wil

Operating revenues for the Company for the three months ended increased compared to 1998 due mainly to higher unit costs of gas and colder weather. Operating income increased $11.8 million to $57.4 million in 1999, due chiefly to colder weather and lower operating costs, partially offset by increased depreciation expense due to depreciable property additions.

Operating revenues for the Company for the 12 months ended increased from the previous period due primarily to weather that was 15 percent colder than in the prior period and higher unit costs of gas. Operating income increased $26.9 million to $166.7 million, due mainly to colder weather, along with decreased labor costs and group insurance expense. These effects were offset, in part, by increased depreciation expense due to depreciable property additions.

Despite colder weather than in the previous three and 12 month periods, weather for the current three and 12 month periods were 13 percent and 10 percent warmer than normal. As such, revenues for these periods also reflect the intrinsic value of its weather insurance policy as of December 31, 1999.

Operating income for the three months ended increased $8.4 million to $46.7 million for Peoples Gas due primarily to an increase in gas deliveries as a result of colder weather, decreased labor costs and lower pension expense. Partially offsetting these effects was increased computer support services as well as increased depreciation expense due to depreciable property additions.

Operating income for the 12-months ended period for Peoples Gas increased $22.5 million to $138.9 million, due chiefly to increased gas deliveries as a result of colder weather, decreased labor costs and lower group insurance expense. Offsetting these effects, in part, was increased depreciation expense due to depreciable property additions as well as increased computer support services.

Operating income for North Shore Gas increased $904,000 to $8.3 million and $1.9 million to $25.3 million, for the three- and 12-month periods due mainly to increased gas deliveries as a result of colder weather, partially offset by increased operation and maintenance expenses and higher depreciation expense due to depreciable property additions.

The Company's objectives for this segment center on continuous improvement, technological advancements and customer service. Initiatives for fiscal 2000 include the implementation and enhancement of the C-first customer information system, the near completion of the SureReadsm automatic meter reading system, gas supply portfolio optimization through agreements with Enron North America Corp., which are defined as the ENA Agreements and described in Part II, Item 5 below, and continued purs

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Resources Inc. are equal investors in Elwood Energy LLC, which owns and operates a 600-megawatt peaking facility near Chicago, Illinois.

Operating income and equity investment income amounted to $3.2 million and $10.4 million for the three- and 12-month periods in 1999, mostly as a result of the Company's investment in Elwood Energy. Income from this partnership was partially offset by corporate operating costs allocated to this segment.

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

For the three-month period, operating income for the Company decreased $1.1 million to $2.2 million compared to the prior period, due primarily to lower margins from wholesale marketing activities and hub services.

Operating income for the Company decreased $171,000 to $7.9 million for the 12-month period due mainly to lower margins from wholesale marketing activities, partially offset by higher revenues from hub services.

For the three-month period, operating income for Peoples Gas, relative to this segment, decreased $386,000 to $1.4 million, as a result of decreased hub services revenues.

Operating Income for the 12-months ended for Peoples Gas increased $2.1 million to $5.6 million due to higher revenues from hub services.

The Company's objective is to become the primary player in the Midwest market center, developing additional hub services such as storage, transportation and title tracking while pursuing an exchange-traded Chicago contract. A recent agreement with Enron North America Corp. is expected to enable the Company to expand its Chicago hub and pursue additional wholesale marketing opportunities. The Company intends to market additional capacity from its existing NGL peaking facility and pursue the development of an additional gas peaking facility. The Company will also be active in the development of regional wholesale projects such as its proposed pipeline from the Midwest market center to Wisconsin.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

For the quarter ended December 31, 1999, the Company reported an operating loss of $1.6 million as compared with an operating loss of $297,000 during the same period in fiscal 1999. The decrease is primarily the result of nonrecurring revenue adjustments.

For the 12-months ended December 31, 1999, the Company reported an operating loss of $4.9 million as compared to the year-ago period operating loss of $3.8 million. The negative effect is a result of higher depreciation and amortization expense due to infrastructure property additions and customer acquisition costs.

Peoples Gas reflected an operating loss for this segment of $362,000 for the 12-months ended due to product development costs associated with Peoples Home Services, a business unit providing home furnace and air conditioning maintenance services. Peoples Gas' involvement in this segment began in fiscal 1999.

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

For the three- and 12-months ended, operating income and equity investment income for the Company increased $1.1 million to $977,000, and $3.7 million to $3.2 million, respectively, due primarily to new investments in partnerships and acquisitions which are now providing positive results.

The Company's objective is to become a top-fifty owner of U.S. gas reserves with holdings of between 350 to 400 billion cubic feet. Toward this goal the Company recently acquired 41 Bcf equivalent in proved reserves in the San Juan basin. Existing oil and gas properties will be developed through drilling and production enhancements. The Company will continue to hedge production in order to mitigate price risk and will pursue reserve acquisitions that are consistent with its basin strategy. The Company intends to develop or acquire the expertise to operate its properties.

Other Segment

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. These and other activities do not fall under the above segments. The variations for the two reportable periods are primarily attributable to fluctuating costs associated with business development activities.

Corporate and Adjustments

This category encompasses corporate activities that support the six segments, as well as consolidating adjustments. The variations for the two reportable periods are due to costs associated with the corporate branding campaign.

Other Income and Deductions

Other income and deductions for the Company increased $15.8 million to $19.8 million, for the 12 months ended due mainly to the elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant as well as the interest on a state income tax refund.

Other income and deductions for the 12 months ended increased $17.1 million to $19.1 million for Peoples Gas, due primarily to the elimination of the decommissioning reserve as well as the interest on the state income tax refund.

Other income and deductions for North Shore Gas increased $279,000, primarily due to increased interest income as a result of the state income tax refund.

Interest Expense

For the three- and 12-month periods, interest expense for the Company increased $1.2 million to $11.3 million and $2.1 million to $40.7 million, respectively, due primarily to an increase in interest on commercial paper and an increase in carrying charges on an environmental insurance recovery. This increase was offset, in part, by an increase in the allowance for borrowed funds used during construction and a decrease in interest on long term debt.

For the three- and 12-month periods, interest expense for Peoples Gas increased $175,000 to $8.5 million and $804,000 to $32.4 million, respectively, due mainly to an increase in carrying charges on an environmental insurance recovery. Partially offsetting this effect was an increase in the allowance for borrowed funds used during construction and a decrease in interest on long term debt.

Interest expense for North Shore Gas decreased by $20,000 to $1.3 million, for the three months ended due mainly to a decrease in interest on long term debt, offset in part, by an increase in other interest expense.

Interest expense for the 12 months ended increased $170,000 to $5.3 million for North Shore Gas, due mainly to an increase in other interest expenses, including carrying charges on an environmental insurance recovery, offset in part, by a decrease in interest on long term debt.

Income Taxes

For the three- and 12-months ended, income taxes for the Company increased $2.9 million to $17.5 million, and $18.2 million to $55.5 million, due mainly to higher pre-tax income. The 12 months ended December 31, 1999 reflects other tax accrual adjustments. Variations between periods for these adjustments are minimal.

For the three- and 12-months ended, income taxes increased for Peoples Gas $2.9 million to $15.1 million, and $15.8 million to $47.0 million, due primarily to higher pre-tax income. The 12 months ended December 31, 1999 reflects other tax accrual adjustments. Variations between periods for these adjustments are minimal.

Income taxes for North Shore Gas increased $365,000 to $2.7 million, and $588,000 to $7.8 million, for the three- and 12-month periods primarily due to higher pre-tax income. The 12 months ended December 31, 1999 reflects other tax accrual adjustments. Variations between periods for these adjustments are minimal.

Fiscal 2000 Outlook

The Company expects its earnings per share for fiscal 2000 to fall between $2.45 and $2.55, based on the inclusion of actual weather through December 31, 1999 and the assumption of normal weather thereafter. The financial target for the gas distribution segment is to achieve a 12% return on common equity. The financial target for the diversified business segments is to achieve between 12% and 16% of total earnings, based on an estimated EBIT range between $20 and $30 million.

Other Matters

Accounting Standards.  In June 1998, as amended on May 19, 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 2E of the Notes to Consolidated Financial Statements.

In October 1999, the Company adopted the SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." See Note 2E of the Notes to Consolidated Financial Statements.

OPERATING STATISTICS

The following table represents gross margin components and delivery statistics for the Company:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
Revenues: (thousands)
Gas Distribution Sales
Residential
Heating	$243,683	$189,791	$738,154	$669,175
Non-heating	12,123	11,030	43,927	43,114
Commercial	34,087	25,298	104,319	99,455
Industrial	6,799	4,502	21,079	18,077
	296,692	230,621	907,479	829,821

Gas Distribution Transportation
Residential	10,221	11,176	38,008	36,162
Commercial	12,953	13,891	48,446	46,634
Industrial	6,891	7,061	26,645	26,337
Contract Pooling	1,414	3,746	7,410	9,632

	31,479	35,874	120,509	118,765

Other Gas Distribution Revenues	3,020	3,462	11,440	12,908

Diversified Segment Revenues	81,294	40,284	257,198	97,174

Total Operating Revenues	412,485	310,241	1,296,626	1,058,668
Less - Cost of Energy Sold	228,040	141,165	660,164	465,644

Gross Margin	$184,445	$ 169,076	$ 636,462	$ 593,024

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	36,381	32,364	118,659	107,431
Non-heating	905	866	3,238	3,148
Commercial	5,324	4,649	18,085	17,707
Industrial	1,223	966	4,337	3,727
	43,833	38,845	144,319	132,013

Transportation
Residential	7,437	7,587	25,840	24,285
Commercial	11,494	11,666	41,549	38,823
Industrial	9,500	9,822	37,625	39,289
	28,431	29,075	105,014	102,397

Total Gas Distribution Deliveries	72,264	67,920	249,333	234,410

The following table represents gross margin components and delivery statistics for Peoples Gas:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
Net Operating Revenues: (thousands)
Gas Sales
Residential
Heating	$ 206,444	$ 161,227	$ 625,544	$569,081
Non-heating	11,820	10,753	42,861	42,055
Commercial	28,699	21,080	87,429	84,412
Industrial	5,715	3,554	17,526	14,639
	252,678	196,614	773,360	710,187

Transportation
Residential	9,842	10,807	36,653	34,845
Commercial	11,354	12,349	42,914	41,285
Industrial	5,931	6,112	23,249	22,610
Contract Pooling	1,300	3,582	6,896	9,216

	28,427	32,850	109,712	107,956

Diversified Segments	2,100	2,073	7,138	3,801

Other	3,323	3,754	12,542	13,901

Total Operating Revenues	286,528	235,291	902,752	835,845
Less - Gas Costs	133,136	91,316	365,019	325,675

Gross Margin	$ 153,392	$ 143,975	$ 537,733	$510,170

Deliveries (MDth):
Gas Sales
Residential
Heating	30,396	27,090	98,872	89,953
Non-heating	870	829	3,106	3,017
Commercial	4,415	3,809	14,889	14,856
Industrial	1,026	753	3,581	2,989
	36,707	32,481	120,448	110,815

Transportation
Residential	7,218	7,377	25,086	23,584
Commercial	9,824	10,130	35,967	33,611
Industrial	7,927	8,175	31,878	33,260
	24,969	25,682	92,931	90,455

Total Gas Sales and Transportation	61,676	58,163	213,379	201,270

The following table represents gross margin components for North Shore Gas:

	Three Months Ended		12 Months Ended
	December 31,		December 31,
	1999	1998	1999	1998
Net Operating Revenues: (thousands)
Gas Sales
Residential
Heating	$ 37,239	$ 28,564	$ 112,610	$100,092
Non-heating	303	277	1,066	1,059
Commercial	5,388	4,218	16,890	15,044
Industrial	1,084	948	3,553	3,439
	44,014	34,007	134,119	119,634

Transportation
Residential	379	369	1,355	1,317
Commercial	1,599	1,542	5,531	5,350
Industrial	960	949	3,396	3,727
Contract Pooling	114	164	514	416

	3,052	3,024	10,796	10,810

Other	195	217	819	911

Total Operating Revenues	47,261	37,248	145,734	131,355
Less - Gas Costs	26,260	17,831	72,125	62,519

Gross Margin	$ 21,001	$ 19,417	$ 73,609	$ 68,836

Deliveries (MDth):
Gas Sales
Residential
Heating	5,985	5,274	19,787	17,478
Non-heating	35	37	132	131
Commercial	909	841	3,196	2,851
Industrial	197	213	756	738
	7,126	6,365	23,871	21,198

Transportation
Residential	219	210	754	701
Commercial	1,670	1,535	5,582	5,212
Industrial	1,573	1,647	5,747	6,029
	3,462	3,392	12,083	11,942

Total Gas Sales and Transportation	10,588	9,757	35,954	33,140

LIQUIDITY AND CAPITAL RESOURCES

Bonds Issued.  On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which were collateralized by an equal amount of North Shore Gas' 30-year First Mortgage Bonds, Series M. The net proceeds were deposited with a trustee to be used for the redemption of long-term debt, the payment of issuance costs, and for the payment of certain construction expenditures. (See Note 5A of the Notes to Consolidated Financial Statements.)

Bonds Redeemed.  On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W. On January 19, 1999, North Shore Gas redeemed, from a portion of the proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which were secured by North Shore Gas' First Mortgage Bonds, Series K. (See Note 5C of the Notes to Consolidated Financial Statements.)

Environmental Matters.  Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action in the District Court for the Northern District of Illinois asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. On August 5, 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site. (See Note 4B of the Notes to Consolidated Financial Statements.)

Credit Lines.  The Company has lines of credit totaling $220.0 million. Peoples Gas and North Shore Gas have lines of credit totaling $119.0 million of which North Shore Gas may borrow up to $30.0 million.

Interest Coverage.  The fixed charges coverage ratios for Peoples Gas for the 12 months ended December 31, 1999, and for fiscal 1999 and 1998 were 4.84, 4.59 and 4.15, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 4.95, 4.77, and 5.07, respectively.

Dividends.  On February 2, 2000, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 50 cents per share from the 49 cents per share previously in effect. The annualized dividend rate now amounts to $2.00 per share.

Guaranty Agreement.  On December 31, 1999, Manhattan Power, LLC, a subsidiary of the Company, entered into an Acquisition Agreement with Westdeutsche Landesbank Girozentrale (WestLB), which provides the company an option to purchase a gas-powered electric generating turbine. In conjunction with this agreement, the Company entered into a Guaranty Agreement with WestLB, whereby the Company guarantees all obligations resulting from the Acquisition Agreement. The maximum dollar amount of t

Year 2000 Readiness.  The Company, Peoples Gas and North Shore Gas began their efforts to assess the Year 2000 readiness of their mainframe computer systems in March 1996. The Company and North Shore Gas obtain their information technology services from Peoples Gas. The following discussion applies to the Company, Peoples Gas and North Shore Gas.

The Company developed a comprehensive Year 2000 readiness plan that incorporates all of its information technology systems, including computer hardware and software, and its embedded systems equipment, including telecommunications equipment. The plan also includes a review by the Company of the Year 2000 compliance efforts of its key suppliers and customers and Year 2000 contingency planning. The Company-wide Year 2000 effort includes the Company's wholly owned subsidiaries, as well as various joint ventures, and utilizes a combination of consultants and employees of the Company's subsidiaries.

The Company has contacted key suppliers to determine their Year 2000 compliance efforts. The Company has also contacted certain of its major customers to determine their Year 2000 readiness.

Essential elements of the Company's business are dependent on certain key third parties (for example, interstate pipeline companies, natural gas suppliers, banks, electric utilities and telecommunication companies). A material failure by any such key third party could significantly disrupt the Company's business. With respect to operations over which it has direct control, management perceives that the most significant potential risks in the event that a Year 2000 problem causes one or more systems not to function (which is not expected to occur) to be an adverse effect on the abililty of the utility subsidiaries to use information systems and electronic devices to respond appropriately to customers' requests for information and assistance. The Company's contingency plan addresses these potential disruptions and risks.

At the date of this filing, the Company has experienced no material Year 2000 failures and to the Company's knowledge, neither have any of its key vendors, suppliers or customers.

The Company currently estimates that it will incur expenses of approximately $325,000 through March 31, 2000 to complete its Year 2000 compliance efforts, in addition to the $9.2 million already incurred through December 31, 1999. Management does not expect the cost of the Company's Year 2000 compliance efforts to have a material adverse impact on the financial position or results of operations of the Company.

Market Risk Management

Commodity Price Risk.  The Company uses market risk sensitive financial instruments, including futures, forward contracts, and derivatives such as swaps and options, to manage its exposure to certain commodity price risks in its subsidiaries' operations. These risks occur because of the changing prices of natural gas, power, crude oil, ethane, and propane. The Company's policy for risk management activities stipulates that such financial instruments are only to be used for hedging purpose o Consolidated Financial Statements.) The Company monitors and controls derivative and related physical positions using a mark-to-market analysis. This analysis provides information on credit exposure as well as the current value of the portfolio.

Peoples Gas and North Shore Gas are not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges.

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

The Company has working interests in natural gas and crude oil producing properties. Using swaps, approximately 87% of the production for calendar year 2000 is hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal gain in value resulting from the financial transaction. As of December 31, 1999 and 1998, the exposure from non-hedged production was immaterial to the consolidated financial statements. A sensitivity analysis has been prepared to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and related financial instruments used to mitigate the price exposure. As of December 31, 1999, an instantaneous 10% adverse movement in the Nymex forward curve for natural gas and oil would have reduced future earnings before income taxes by approximately $5.5 million.

The Company sells fixed price and variable priced products as part of its retail energy services. These contracts call for physical delivery and can not be settled financially. Risk is reduced through the use of fixed price supplier contracts and storage assets. As of December 31, 1999 and 1998, exposure from these activities was not material.

The Elwood facility is a gas-fired electric generating peaking facility. Elwood has agreed to sell all of the facility's generation capacity and energy produced at fixed demand and commodity charges under multi-year contracts. Therefore, Elwood has no price risk on its power sales. However, it does bear fuel price risk when natural gas prices exceed its targeted weighted average cost of gas (WACOG). The partnership has implemented a comprehensive risk management program that is intended to reduce price risk, stabilize cash flow and extract maximum value from its investment. The program includes the purchase of gas supply at or near targeted WACOG prices, limits to minimize the threat of loss through market movements, daily review of price exposure and frequent senior management review. As of December 31, 1999 and 1998, Elwood had no open financial positions related to its risk management strategy.

The Company is also exposed to credit risk when a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To mitigate this risk, the Company has established procedures to determine and monitor the creditworthiness of counterparties. Transactions are executed only with counterparties having strong credit ratings. Controls are also in place to limit dollar exposure and transaction term based upon creditworthiness. The Company does not expect any of the counterparties to fail to meet their contractual obligations with these controls in place.

Interest Rate Risk.  Interest rate risk generally is related to the Company's and its gas distribution subsidiaries' outstanding debt. A sensitivity analysis methodology is being utilized to determine potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to hypothetical changes in interest rates.

The Company, Peoples Gas and North Shore Gas manage their interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the current mix of $27.0 million in long-term variable rate debt and $252.5 million in short-term borrowings, assuming interest rates are 10% higher than the rates reported at the end of December 31, 1999, the Company's annualized interest expense would increase by approximately $1.3 million before considering the effect of income taxes.

Peoples Gas manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the current mix of $27.0 million in long-term variable rate debt and $91.1 million in short-term borrowings, assuming interest rates are 10% higher than the rates reported at the end of December 31, 1999, Peoples Gas' annualized interest expense would increase by approximately $551,000 before considering the effect of income taxes.

FORWARD LOOKING INFORMATION

The MD&A contains statements that may be considered forward-looking, such as management's expectations, earnings forecasts for fiscal 2000, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, coverage ratios, credit lines and financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the gas distribution utility subsidiaries, environmental matters, and the discussion concerning Year 2000 compliant systems. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  The future health of the U.S. and Illinois economies;
  The effects of weather and other natural phenomena;
  The timing and extent of changes in energy commodity prices and interest rates;
  Litigation concerning North Shore Gas' liability for CERCLA response costs relating to a former mineral processing site in Denver, Colorado;
  Regulatory developments and changes in government policies in the U.S., or in Illinois and other states where the Company does business; including income taxes, environmental compliance and utility rate regulations;
  Changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  The uncertainty of oil and gas reserve estimates;
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

Item 5. Other Information

Effective October 1, 1999, Peoples Gas and North Shore Gas entered into a series of agreements (the "ENA Agreements") with Enron North America Corp. ("ENA") and its parent company, Enron Corp., with a term expiring October 31, 2004 (the "Contract Period"), which provide for ENA to secure and sell to Peoples Gas and North Shore Gas a firm supply of gas sufficient to meet a substantial portion of Peoples Gas' and North Shore Gas' requirements for its customers, and to act as Peoples Gas' and North Shore Gas' agent (to the extent permitted under federal law) in connection with nominations, scheduling and capacity releases under certain of Peoples Gas' and North Shore Gas' gas supply and transportation contracts.

Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

10(a)	Long-Term Incentive Compensation Plan, dated December 1, 1999

10(b)

Gas Purchase and Agency Agreement By and Between The Peoples Gas Light and Coke Company and Enron North America Corp, dated September 16, 1999. Portions of this contract have been omitted pursuant to a request for confidential treatment.

10(c)	Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and Peoples Gas Amendment No. 2 dated September 9, 1999.

10(d)

Gas Purchase and Agency Agreement By and Between North Shore Gas Company and Enron North America Corp, dated September 16, 1999. Portions of this contract have been omitted pursuant to a request for confidential treatment.

10(e)	Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and North Shore Gas Amendment No. 2 dated September 9, 1999.

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended December 31, 1999

Date of Report - November 4, 1999
Item 5 - Other Event
Forward Looking Financial Information

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

10(b)

Gas Purchase and Agency Agreement By and Between The Peoples Gas Light and Coke Company and Enron North America Corp, dated September 16, 1999. Portions of this contract have been omitted pursuant to a request for confidential treatment.

10(c)	Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and Peoples Gas Amendment No. 2 dated September 9, 1999.

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended December 31, 1999

Date of Report - November 4, 1999
Item 5 - Other Event
Forward Looking Financial Information

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

10(d)

Gas Purchase and Agency Agreement By and Between North Shore Gas Company and Enron North America Corp, dated September 16, 1999. Portions of this contract have been omitted pursuant to a request for confidential treatment.

10(e)	Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and North Shore Gas Amendment No. 2 dated September 9, 1999.

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended December 31, 1999

Date of Report - November 4, 1999
Item 5 - Other Event
Forward Looking Financial Information

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 10, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 10, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 10, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer