Form 10-Q
period 2000-03-31
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 2000-05-12
CIK 77385, 77388, 110101

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (April 30, 2000):

Peoples Energy Corporation	Common Stock, No par value, 35,291,750 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

PART I. FINANCIAL INFORMATION
Item 1.
Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
	(Thousands, except per-share amounts)

Operating Revenues	$ 525,248	$ 494,077	$ 937,146	$ 804,319	$ 1,327,209	$ 1,129,508

Operating Expenses:
Cost of energy sold	278,580	253,856	506,620	395,021	684,888	514,149
Operation and maintenance	69,137	63,222	135,930	129,414	257,553	251,291
Depreciation, depletion and amortization	23,695	20,571	46,580	41,155	88,956	80,809
Taxes, other than income taxes	51,644	52,211	92,088	87,147	135,452	126,469
Total Operating Expenses	423,056	389,860	781,218	652,737	1,166,849	972,718

Operating Income	102,192	104,217	155,928	151,582	160,360	156,790

Equity Investment Income	1,972	72	6,050	148	14,776	381

Total Operating Income
and Equity Investment Income	104,164	104,289	161,978	151,730	175,136	157,171

Other Income and (Deductions)	968	13,661	1,543	14,275	7,108	17,086

Interest Expense	13,744	9,997	25,078	20,134	44,455	38,784

Earnings Before Income Taxes	91,388	107,953	138,443	145,871	137,789	135,473

Income Taxes	33,960	41,871	51,444	56,418	47,607	49,257

Net Income	$ 57,428	$ 66,082	$ 86,999	$ 89,453	$ 90,182	$ 86,216

Average Shares of
Common Stock Outstanding	35,510	35,481	35,512	35,467	35,500	35,402

Basic Earnings Per Share
Common Stock	$ 1.62	$ 1.86	$ 2.45	$ 2.52	$ 2.54	$ 2.44

Diluted Earnings Per Share
of Common Stock	$ 1.62	$ 1.86	$ 2.45	$ 2.52	$ 2.54	$ 2.43

Dividends Declared Per Share	$ 0.50	$ 0.49	$ 0.99	$ 0.97	$ 1.98	$ 1.93

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	March 31,		March 31,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,425,443	$ 2,330,919	$ 2,272,817
Less - Accumulated depreciation, depletion and amortization	848,515	811,083	796,232
Net property, plant and equipment	1,576,928	1,519,836	1,476,585
Other investments	156,202	130,629	92,006
Total Capital Investments - Net	1,733,130	1,650,465	1,568,591

CURRENT ASSETS:
Cash and cash equivalents	27,208	11,609	57,829
Trust fund	178,663	-	788
Special deposits	25,200	98	1,349
Temporary cash investments	901	8,756	1,013
Receivables -
Customers, net of allowance for uncollectible accounts
of $28,475, $22,546, and $23,734, respectively	181,251	71,154	137,584
Other	56,416	29,033	19,574
Accrued unbilled revenues	73,566	34,326	80,493
Materials and supplies	15,362	16,282	17,629
Gas in storage	30,146	81,510	22,936
Gas costs recoverable through rate adjustments	879	11,167	1,792
Regulatory assets of subsidiaries	3,740	5,683	5,999
Prepayments	109,981	95,903	83,095
Total Current Assets	703,313	365,521	430,081

OTHER ASSETS:
Non-current regulatory assets of subsidiaries	60,668	59,927	58,316
Deferred charges	33,954	24,223	22,298
Total Other Assets	94,622	84,150	80,614

Total Properties and Other Assets	$ 2,531,065	$ 2,100,136	$ 2,079,286

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	March 31,		March 31,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,423,150, 35,489,242, and
35,481,303 shares, respectively	$ 297,717	$ 296,712	$ 296,653
Retained earnings	524,300	472,483	504,078
Treasury Stock	(3,246)	-	-
Accumulated other comprehensive income	(465)	(465)	(1,389)
Total Common Stockholders' Equity	818,306	768,730	799,342

Long-term debt of subsidiaries, exclusive of sinking
fund payments and maturities due within one year (See Note 5)	319,734	521,734	521,734
Total Capitalization	1,138,040	1,290,464	1,321,076

CURRENT LIABILITIES:
Short-term debt and current maturities
due within one year (See Note 5)	630,665	129,000	59,855
Accounts payable	167,981	161,423	141,419
Dividends payable on common stock	17,800	17,389	17,386
Customer gas service and credit deposits	25,490	46,628	37,959
Accrued taxes	72,100	37,573	76,065
Gas sales revenue refundable through rate adjustments	8,781	692	4,547
Temporary LIFO Liquidation Credit	38,625	-	25,784
Accrued interest	10,322	10,210	10,453
Total Current Liabilities	971,764	402,915	373,468

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	303,930	299,524	280,337
Investment tax credits being amortized over
the average lives of related property	30,346	30,850	31,657
Other	86,985	76,383	72,748
Total Deferred Credits and Other Liabilities	421,261	406,757	384,742

Total Capitalization and Liabilities	$ 2,531,065	$ 2,100,136	$ 2,079,286

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2000	1999
	(Thousands of Dollars)
Operating Activities:
Net Income	$ 86,999	$ 89,453
Adjustments to reconcile net income to net cash:
Depreciation, depletion, and amortization
Per statement of income	46,580	41,155
Charged to other accounts	2,562	2,442
Deferred income taxes and investment tax credits - net	9,814	7,105
Change in deferred credits and other liabilities	4,690	(13,464)
Change in other assets	(13,149)	16,766
Distribution greater than (less than) income from
equity affiliates	(5,699)	(115)
Change in current assets and liabilities:
Receivables - net	(137,480)	(75,405)
Accrued unbilled revenues	(39,240)	(57,016)
Materials and supplies	920	617
Gas in storage	51,363	67,854
Gas costs recoverable	10,288	2,670
Regulatory assets	1,944	1,859
Prepayments	(14,078)	(11,980)
Accounts payable	6,559	18,037
Customer gas service and credit deposits	(21,138)	(10,983)
Accrued taxes	34,527	51,080
Gas sales revenue refundable	8,089	(6,481)
Accrued interest	111	(368)
Temporary LIFO Liquidation	38,625	25,784
Net Cash Provided by (Used in) Operating Activities	72,287	149,010

Investing Activities:
Capital spending	(122,505)	(118,602)
Special deposit	(25,102)	94
Other temporary cash investments	7,855	3,380
Other assets	(926)	(510)
Net Cash Used in Investing Activities	(140,678)	(115,638)

Financing Activities:
Net borrowings (repayments) of short-term debt	299,665	50,955
Issuance of long-term debt of subsidiaries	-	30,035
Trust fund	(178,663)	(788)
Retirement of long-term debt of subsidiaries	-	(35,305)
Dividends paid on common stock	(34,771)	(34,024)
Proceeds from issuance of common stock	1,005	2,962
Treasury stock purchases	(3,246)	-
Net Cash Provided by Financing Activities	83,990	13,835

Net Increase in Cash and Cash Equivalents	15,599	47,207
Cash and Cash Equivalents at Beginning of Period	11,609	10,622
Cash and Cash Equivalents at End of Period	$ 27,208	$ 57,829

The Notes to Consolidated Financial Statements are an integral part of these statements.

PART I. FINANCIAL INFORMATION
Item 1.
The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
	(Thousands, except per-share amounts)

Operating Revenues	$ 369,383	$ 362,260	$ 655,911	$ 597,550	$ 909,876	$ 849,702

Operating Expenses:
Gas costs	173,306	158,143	306,441	249,459	380,182	325,682
Operation and maintenance	49,125	53,125	99,854	108,592	197,164	209,674
Depreciation and amortization	18,130	17,056	36,501	34,207	71,738	68,458
Taxes, other than income taxes	45,952	46,898	82,119	78,242	120,780	113,324
Total Operating Expenses	286,513	275,222	524,915	470,500	769,864	717,138

Operating Income	82,870	87,038	130,996	127,050	140,012	132,564

Other Income and (Deductions)	560	13,517	1,263	13,964	6,184	15,568

Interest Expense	9,263	8,273	17,795	16,979	33,435	33,067

Earnings Before Income Taxes	74,167	92,282	114,464	124,035	112,761	115,065

Income Taxes	28,532	35,747	43,583	47,907	39,791	41,383

Net Income Applicable
to Common Stock	$ 45,635	$ 56,535	$ 70,881	$ 76,128	$ 72,970	$ 73,682

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	March 31,		March 31,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,007,258	$ 1,968,749	$ 1,938,815
Less - Accumulated depreciation and amortization	717,847	689,670	680,745
Net property, plant and equipment	1,289,411	1,279,079	1,258,070
Other investments	10,339	9,414	8,820
Total Capital Investments - Net	1,299,750	1,288,493	1,266,890

CURRENT ASSETS:
Cash and cash equivalents	3,185	3,716	31,509
Trust fund	178,663	-	-
Temporary cash investments	500	500	500
Receivables -
Customers, net of allowance for uncollectible accounts
of $26,517, $21,167, and $22,733, respectively	144,376	49,464	105,627
Other	20,516	23,381	18,615
Accrued unbilled revenues	47,519	22,303	55,408
Materials and supplies, at average cost	10,117	10,843	11,987
Gas in storage, at last-in, first-out cost	22,587	64,640	14,787
Gas costs recoverable through rate adjustments	577	8,781	1,790
Regulatory assets	3,338	5,106	5,434
Prepayments	109,278	95,448	82,270
Total Current Assets	540,656	284,182	327,927

OTHER ASSETS:
Non-current regulatory assets	39,886	38,970	39,172
Deferred charges	27,392	19,408	16,772
Total Other Assets	67,278	58,378	55,944

Total Properties and Other Assets	$ 1,907,684	$ 1,631,053	$ 1,650,761

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	March 31,		March 31,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	469,918	431,300	464,452
Accumulated other comprehensive income	1,792	1,793	(1,389)
Total Common Stockholder's Equity	637,017	598,400	628,370

Long-term debt, exclusive of sinking fund
payments and maturities due within one year (See Note 5)	250,000	452,000	452,000
Total Capitalization	887,017	1,050,400	1,080,370

CURRENT LIABILITIES:
Short-term debt and current maturities
due within one year (See Note 5)	410,975	15,990	700
Accounts payable	114,364	110,008	90,095
Dividends payable on common stock	-	19,854	14,394
Customer gas service and credit deposits	21,548	41,310	34,082
Accrued taxes	64,844	33,613	70,984
Gas sales revenue refundable through rate adjustments	6,984	692	1,621
Temporary LIFO Liquidation Credit	29,708	-	20,442
Accrued interest	8,471	8,473	8,311
Total Current Liabilities	656,894	229,940	240,629

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	290,657	279,289	259,271
Investment tax credits being amortized over
the average lives of related property	27,109	27,571	28,294
Other	46,007	43,853	42,197
Total Deferred Credits and Other Liabilities	363,773	350,713	329,762

Total Capitalization and Liabilities	$ 1,907,684	$ 1,631,053	$ 1,650,761

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2000	1999
	(Thousands of Dollars)
Operating Activities:
Net Income	$ 70,881	$ 76,128
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	36,501	34,207
Charged to other accounts	2,136	2,013
Deferred income taxes and investment tax credits - net	9,554	9,571
Change in deferred credits and other liabilities	3,505	(13,415)
Change in other assets	(11,707)	12,852
Change in current assets and liabilities:
Receivables - net	(92,047)	(39,911)
Accrued unbilled revenues	(25,216)	(38,045)
Materials and supplies	726	345
Gas in storage	42,053	60,980
Gas costs recoverable	8,204	2,057
Regulatory assets	1,768	1,217
Prepayments	(13,830)	(11,864)
Accounts payable	4,356	(10,427)
Customer gas service and credit deposits	(19,762)	(9,155)
Accrued taxes	31,231	45,276
Gas sales revenue refundable	6,292	(8,243)
Temporary LIFO liquidation	29,708	20,442
Accrued interest	(2)	(477)

Net Cash Provided by (Used in) Operating Activities	84,351	133,551

Investing Activities:
Capital spending	(46,162)	(57,720)
Other assets	(926)	925

Net Cash Used in Investing Activities	(47,088)	(56,795)

Financing Activities:
Net borrowings (repayments) of short-term debt	192,985	(8,200)
Trust fund	(178,662)	-
Dividends paid on common stock	(52,117)	(29,781)
Retirement of long-term debt	-	(10,400)

Net Cash Provided by (Used in) Financing Activities	(37,794)	(48,381)

Net Increase (Decrease) in Cash and Cash Equivalents	(531)	28,375
Cash and Cash Equivalents at Beginning of Period	3,716	3,134

Cash and Cash Equivalents at End of Period	$ 3,185	$ 31,509

The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
	(Thousands, except per-share amounts)

Operating Revenues	$ 61,224	$ 60,565	$ 108,485	$ 97,813	$ 146,393	$ 136,205

Operating Expenses:
Gas costs	34,431	31,948	60,692	49,779	74,609	64,530
Operation and maintenance	7,124	6,532	13,789	13,113	27,251	25,629
Depreciation	2,230	2,100	4,399	4,199	8,660	8,234
Taxes - other than income taxes	5,044	5,127	8,913	8,471	13,029	12,416
Total Operating Expenses	48,829	45,707	87,793	75,562	123,549	110,809

Operating Income	12,395	14,858	20,692	22,251	22,844	25,396

Other Income and (Deductions)	48	199	89	269	583	607

Interest Expense	1,304	1,388	2,608	2,711	5,174	5,132

Earnings Before Income Taxes	11,139	13,669	18,173	19,809	18,253	20,871

Income Taxes	4,352	5,347	7,075	7,705	6,767	8,029

Net Income Applicable
to Common Stock	$ 6,787	$ 8,322	$ 11,098	$ 12,104	$ 11,486	$ 12,842

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	March 31,		March 31,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 322,087	$ 317,368	$ 310,486
Less - Accumulated depreciation	119,193	115,143	111,639
Net property, plant and equipment	202,894	202,225	198,847
Other investments	22	22	22
Total Capital Investments - Net	202,916	202,247	198,869

CURRENT ASSETS:
Cash and cash equivalents	11,131	343	12,953
Trust fund	-	-	788
Temporary cash investments	-	7,855	-
Receivables -
Customers, net of allowance for uncollectible
accounts of $1,093, $790, and $790, respectively	16,740	3,602	12,031
Other	1,342	5,030	1,800
Accrued unbilled revenues	7,880	3,744	9,053
Materials and supplies, at average cost	2,154	2,348	2,551
Gas in storage, at last-in, first-out cost	2,928	8,792	2,983
Gas costs recoverable through rate adjustments	302	2,386	2
Regulatory assets	402	577	565
Prepayments	369	271	450
Total Current Assets	43,248	34,948	43,176

OTHER ASSETS:
Non-current regulatory assets	20,901	20,956	19,144
Deferred charges	3,897	4,057	3,179
Total Other Assets	24,798	25,013	22,323

Total Properties and Other Assets	$ 270,962	$ 262,208	$ 264,368

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	March 31,		March
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	77,584	72,142	76,468
Total Common Stockholder's Equity	102,341	96,899	101,225

Long-term debt, exclusive of sinking fund
payments and maturities due within one year (See Note 5)	69,734	69,734	69,734
Total Capitalization	172,075	166,633	170,959

CURRENT LIABILITIES:
Accounts payable	16,554	26,448	14,409
Dividends payable on common stock	-	2,139	2,502
Customer gas service and credit deposits	3,942	5,318	3,877
Accrued taxes	9,658	4,039	7,992
Gas sales revenue refundable through rate adjustments	1,797	-	2,926
Temporary LIFO liquidation	8,917	-	5,342
Accrued interest	1,749	1,737	2,143
Total Current Liabilities	42,617	39,681	39,191

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	21,633	21,052	21,372
Investment tax credits being amortized over
the average lives of related property	3,237	3,279	3,364
Other	31,400	31,563	29,482
Total Deferred Credits and Other Liabilities	56,270	55,894	54,218

Total Capitalization and Liabilities	$ 270,962	$ 262,208	$ 264,368

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2000	1999
	(Thousands of Dollars)
Operating Activities:
Net Income	$ 11,098	$ 12,104
Adjustments to reconcile net income to net cash:
Depreciation
Per statement of income	4,399	4,199
Charged to other accounts	425	429
Deferred income taxes and investment tax credits - net	361	(2,422)
Change in deferred credits and other liabilities	15	348
Change in other assets	215	5,302
Change in current assets and liabilities:
Receivables - net	(9,450)	(9,192)
Accrued unbilled revenues	(4,136)	(6,424)
Materials and supplies	194	179
Gas in storage	5,864	6,934
Gas costs recoverable	2,084	612
Regulatory assets	175	643
Accounts payable	(9,894)	(8,543)
Customer gas service and credit deposits	(1,376)	(1,828)
Accrued taxes	5,619	6,686
Gas sales revenue refundable	1,797	1,763
Accrued interest	12	109
Temporary LIFO liquidation	8,917	5,342
Prepayments	(98)	(133)
Net Cash Provided by (Used in) Operating Activities	16,221	16,108

Investing Activities:
Capital spending	(5,493)	(6,579)
Other temporary cash investments	7,855	-
Net Cash Provided by (Used in) Investing Activities	2,362	(6,579)

Financing Activities:
Issuance of long-term debt	-	30,035
Dividends paid on common stock	(7,795)	(5,584)
Retirement of long-term debt	-	(24,905)
Trust fund	-	(788)
Net Cash Provided by (Used in) Financing Activities	(7,795)	(1,242)

Net Increase (Decrease) in Cash and Cash Equivalents	10,788	8,287
Cash and Cash Equivalents at Beginning of Period	343	4,666

Cash and Cash Equivalents at End of Period	$ 11,131	$ 12,953

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

This Quarterly Report on Form 10-Q is a combined report of Peoples Energy Corporation (the Company), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The accompanying consolidated financial statements and Notes to the Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Peoples Gas, North Shore Gas, Peoples District Energy Corporation, Peoples Energy Services Corporation, Peoples Energy Resou

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal ye 1999. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period.

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

2. SIGNIFICANT ACCOUNTING POLICIES

2A. Regulated Operations

Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Illinois Commerce Commission (Commission). Regulated operations are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of generally accepted accounting principles for companies whose rates are determined by an independent regulator such as the Commission. Regu

2B. Statement of Cash Flows

For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

Income taxes and interest paid (excluding capitalized interest of $774,000 and $610,000 for each of the Company and Peoples Gas with respect to the three months ended March 31, 2000 and 1999, respectively) were as follows:

For the three months	The Company		Peoples Gas		North Shore Gas
ended March 31, (in thousands)	2000	1999	2000	1999	2000	1999

Income taxes paid	$22,872	$21,753	$16,733	$16,454	$2,921	$4,858

Interest paid	22,285	20,065	15,988	16,863	2,360	2,458

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments ng for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Changes in the fair value of derivatives will be recognized in the current period earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the current period's income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. The statement must be adopted no later than the Company's

In October 1999, the Company adopted the Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The application of this standard will not have a material effect on the financial condition or results of operations of the Company.

2F. Hedging Activities

The Company has a formal risk management policy that establishes monitoring and control procedures for the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading solely to minimize risk, and not for any speculative purpose. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options and swaps to hedge the impact of interest rate, price and volume fluctuations related to

The Company is accounting for all current derivative transactions through hedge accounting. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized on the Consolidated Statement of Income.

2G. Accounting for Gas Supply Contracts

Effective October 1, 1999, Peoples Gas and North Shore Gas entered into gas purchase and agency agreements with Enron North America Corp. (Enron). Under the terms of the agreements, Enron agrees to sell and deliver gas to Peoples Gas and North Shore Gas covering baseload requirements plus incremental quantities as needed. In conjunction with these agreements Enron purchases from Peoples Gas and North Shore Gas specified quantities of the gas that Peoples Gas and North Shore Gas are obligated

3: BUSINESS SEGMENTS

The Company is presenting below information about its operating segments for the three-, six- and 12-month periods ending March 31, 2000 and 1999, according to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production, and Other. Operating income also includes the effect of corporate activities and consolidating adju

The Company has delineated its business segments based on regulation as a public utility and based further on type of products or services and activity related to those products or services (such as production versus marketing of natural gas). These segments are consistent with how the Company's Strategic Planning Committee develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating income and equity investment income before interest expense, other income and deductions, and income taxes. See Note 1 of the Notes to Consolidated Financial Statements. No single customer represents more than 5% of consolidated revenues. In addition, all of the reportable segments' revenues are derived from sources within the U.S. and all reportable segments' long-lived assets are located in the U.S.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately 1 million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and five major pipeline suppliers to Chicago.

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

	The Company
				Retail			Corporate
(Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 03-31-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 434,611	$ -	$ 38,576	$ 46,578	$ 6,274	$ 11	$ (802)	$ 525,248
Depreciation, Depletion and Amortization	20,360	-	66	408	2,818	16	27	23,695
Operating Income (Loss)	98,890	(1,061)	5,845	(58)	1,494	(419)	(2,499)	102,192
Equity Investment Income	-	1,633	-	-	217	122	-	1,972
Operating Income and Equity Investment Income	98,890	572	5,845	(58)	1,711	(297)	(2,499)	104,164
Segment Assets	1,492,305	-	8,051	8,601	77,483	-	2,874	1,589,314
Investments in Equity Investees	-	87,336	-	-	26,125	4,242	-	117,703
Capital Spending	$ 30,770	$ (171)	$ -	$ 255	$ 18,355	$ 68	$ 22	$ 49,299

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 03-31-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 420,233	$ -	$ 31,125	$ 42,210	$ 1,633	$ 6	$ (1,130)	$ 494,077
Depreciation, Depletion and Amortization	19,155	-	76	330	1,010	-	-	20,571
Operating Income (Loss)	99,717	(142)	4,216	978	38	(82)	(508)	104,217
Equity Investment Income	-	(46)	-	-	18	100	-	72
Operating Income and Equity Investment Income	99,717	(188)	4,216	978	56	18	(508)	104,289
Segment Assets	1,456,918	-	8,489	7,470	16,495	-	79	1,489,451
Investments in Equity Investees	-	60,796	-	-	3,073	6,005	-	69,874
Capital Spending	$ 26,228	$ 33,336	$ -	$ 2,799	$ 4,133	$ -	$ -	$ 66,496

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Six Months Ended 03-31-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 769,270	$ -	$ 78,370	$ 81,298	$ 10,675	$ 19	$ (2,486)	$ 937,146
Depreciation, Depletion and Amortization	40,900	-	133	809	4,637	33	68	46,580
Operating Income (Loss)	156,306	(1,661)	8,081	(1,641)	2,394	(631)	(6,920)	155,928
Equity Investment Income	-	5,545	-	-	295	210	-	6,050
Operating Income and Equity Investment Income	156,306	3,884	8,081	(1,641)	2,689	(421)	(6,920)	161,978
Segment Assets	1,492,305	-	8,051	8,601	77,483	-	2,874	1,589,314
Investments in Equity Investees	-	87,336	-	-	26,125	4,242	-	117,703
Capital Spending	$ 51,654	$ (171)	$ -	$ 1,233	$ 69,656	$ 68	$ 65	$ 122,505

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Six Months Ended 03-31-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 690,699	$ -	$ 47,738	$ 64,791	$ 3,318	$ 11	$ (2,238)	$ 804,319
Depreciation, Depletion and Amortization	38,406	-	151	543	2,053	-	2	41,155
Operating Income (Loss)	145,333	(386)	7,533	682	(73)	(208)	(1,299)	151,582
Equity Investment Income	-	(46)	-	-	54	140	-	148
Operating Income and Equity Investment Income	145,333	(432)	7,533	682	(19)	(68)	(1,299)	151,730
Segment Assets	1,456,918	-	8,489	7,470	16,495	-	79	1,489,451
Investments in Equity Investees	-	60,796	-	-	3,073	6,005	-	69,874
Capital Spending	$ 63,373	$ 45,334	$ 30	$ 3,056	$ 6,748	$ -	$ 61	$ 118,602

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
12 Months Ended 03-31-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 1,058,696	$ -	$ 137,548	$ 117,765	$ 16,596	$ 34	$ (3,430)	$ 1,327,209
Depreciation, Depletion and Amortization	80,397	-	193	1,634	6,623	33	76	88,956
Operating Income (Loss)	165,824	(2,905)	9,540	(5,913)	4,618	(945)	(9,859)	160,360
Equity Investment Income	-	14,105	-	-	299	372	-	14,776
Operating Income and Equity Investment Income	165,824	11,200	9,540	(5,913)	4,917	(573)	(9,859)	175,136
Segment Assets	1,492,305	-	8,051	8,601	77,483	-	2,874	1,589,314
Investments in Equity Investees	-	87,336	-	-	26,125	4,242	-	117,703
Capital Spending	$ 118,111	$ 27,681	$ 12	$ 2,766	$ 90,683	$ 648	$ (2,285)	$ 237,616

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
12 Months Ended 03-31-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 980,824	$ -	$ 69,018	$ 77,483	$ 5,367	$ 12	$ (3,196)	$ 1,129,508
Depreciation, Depletion and Amortization	76,692	-	255	708	3,152	-	2	80,809
Operating Income (Loss)	153,575	(386)	9,947	(2,033)	(354)	(424)	(3,535)	156,790
Equity Investment Income	-	(46)	-	-	54	373	-	381
Operating Income and Equity Investment Income	153,575	(432)	9,947	(2,033)	(300)	(51)	(3,535)	157,171
Segment Assets	1,456,918	-	8,489	7,470	16,495	-	79	1,489,451
Investments in Equity Investees	-	60,796	-	-	3,073	6,005	-	69,874
Capital Spending	$ 130,222	$ 60,841	$ 1,825	$ 6,297	$ 22,717	$ (32)	$ 48	$ 221,918

The following table reconciles total segment assets and investments in equity investees to the Company's consolidated total assets at March 31, 2000 and 1999 as follows:

	March 31,
	2000	1999
	(Thousands)

Segment Assets	$ 1,589,314	$ 1,489,451
Investments in Equity Investees	119,453	69,874
Other Investments not included in
above Categories	24,363	9,266
Total Capital Investments - Net	1,733,130	1,568,591

Current Assets	703,313	430,081
Other Assets	94,622	80,614
Total Assets	$ 2,531,065	$ 2,079,286

The following table reconciles total segment operating income and equity investment income to the Company's consolidated net income for the three-, six- and 12 months ended March 31, 2000 and 1999 as follows:

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating income and equity investment income	$ 104,164	$ 104,289	$ 161,978	$ 151,730	$175,136	$ 157,171
Interest expense	13,744	9,997	25,078	20,134	44,455	38,784
Other income and (deductions)	968	13,661	1,543	14,275	7,108	17,086
Income taxes	33,960	41,871	51,444	56,418	47,607	49,257
Net Income	$ 57,428	$ 66,082	$ 86,999	$ 89,453	$ 90,182	$ 86,216

	Peoples Gas				North Shore Gas
			Retail
(Thousands)	Gas	Midstream	Energy		Gas
Three Months Ended 03-31-00	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 365,977	$ 3,062	$ 344	$ 369,383	$ 61,224
Depreciation and Amortization	18,130	-	-	18,130	2,230
Operating Income (Loss)	79,906	3,027	(63)	82,870	12,395
Segment Assets	1,289,411	-	-	1,289,411	202,894
Capital Spending	$ 27,845	$ -	$ -	$ 27,845	$ 2,925

			Retail
	Gas	Midstream	Energy		Gas
Three Months Ended 03-31-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 359,668	$ 2,358	$ 234	$ 362,260	$ 60,565
Depreciation and Amortization	17,056	-	-	17,056	2,100
Operating Income (Loss)	84,859	2,358	(179)	87,038	14,858
Segment Assets	1,258,070	-	-	1,258,070	198,847
Capital Spending	$ 23,783	$ -	$ -	$ 23,783	$ 2,445

			Retail
	Gas	Midstream	Energy		Gas
Six Months Ended 03-31-00	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 650,405	$ 4,439	$ 1,067	$ 655,911	$ 108,485
Depreciation and Amortization	36,501	-	-	36,501	4,399
Operating Income (Loss)	126,626	4,404	(34)	130,996	20,692
Segment Assets	1,289,411	-	-	1,289,411	202,894
Capital Spending	$ 46,162	$ -	$ -	$ 46,162	$ 5,493

			Retail
	Gas	Midstream	Energy		Gas
Six Months Ended 03-31-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 592,886	$ 4,120	$ 544	$ 597,550	$ 97,813
Depreciation and Amortization	34,207	-	-	34,207	4,199
Operating Income (Loss)	123,083	4,120	(153)	127,050	22,251
Segment Assets	1,258,070	-	-	1,258,070	198,847
Capital Spending	$ 57,720	$ -	$ -	$ 57,720	$ 6,579

			Retail
	Gas	Midstream	Energy		Gas
12 Months Ended 03-31-00	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 901,923	$ 6,301	$ 1,652	$ 909,876	$ 146,393
Depreciation and Amortization	71,738	-	-	71,738	8,660
Operating Income (Loss)	133,992	6,266	(246)	140,012	22,844
Segment Assets	1,289,411	-	-	1,289,411	202,894
Capital Spending	$ 104,582	$ -	$ -	$ 104,582	$ 13,529

			Retail
	Gas	Midstream	Energy		Gas
12 Months Ended 03-31-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 844,619	$ 4,539	$ 544	$ 849,702	$ 136,205
Depreciation and Amortization	68,458	-	-	68,458	8,234
Operating Income (Loss)	128,178	4,539	(153)	132,564	25,396
Segment Assets	1,258,070	-	-	1,258,070	198,847
Capital Spending	$ 119,200	$ -	$ -	$ 119,200	$ 11,023

The following table reconciles total segment assets to Peoples Gas' consolidated total assets at March 31, 2000 and 1999 as follows:

	March 31,
	2000	1999
	(Thousands)

Segment Assets	$ 1,289,411	$ 1,258,070
Other Investments	10,339	8,820
Total Capital Investments - Net	1,299,750	1,266,890

Current Assets	540,656	327,927
Other Assets	67,278	55,944
Total Assets	$ 1,907,684	$ 1,650,761

The following table reconciles total segment operating income to Peoples Gas' consolidated net income for the three-, six- and 12 months ended March 31, 2000 and 1999 as follows:

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating income	$ 82,870	$ 87,038	$130,996	$127,050	$140,012	$132,564
Interest expense	9,263	8,273	17,795	16,979	33,435	33,067
Other income and (deductions)	560	13,517	1,263	13,964	6,184	15,568
Income taxes	28,532	35,747	43,583	47,907	39,791	41,383
Net Income	$ 45,635	$ 56,535	$ 70,881	$ 76,128	$ 72,970	$ 73,682

The following table reconciles total segment assets to North Shore Gas' consolidated total assets at March 31, 2000 and 1999 as follows:

	March 31,
	2000	1999
	(Thousands)

Segment Assets	$ 202,894	$ 198,847
Other Investments	22	22
Total Capital Investments - Net	202,916	198,869

Current Assets	43,248	43,176
Other Assets	24,798	22,323
Total Assets	$ 270,962	$ 264,368

The following table reconciles total segment operating income to North Shore Gas' consolidated net income for the three-, six- and 12 months ended March 31, 2000 and 1999 as follows:

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating income	$ 12,395	$ 14,858	$ 20,692	$ 22,251	$ 22,844	$ 25,396
Interest expense	1,304	1,388	2,608	2,711	5,175	5,132
Other income and (deductions)	48	199	89	269	583	607
Income taxes	4,352	5,347	7,075	7,705	6,766	8,029
Net Income	$ 6,787	$ 8,322	$ 11,098	$ 12,104	$ 11,486	$ 12,842

4. ENVIRONMENTAL MATTERS

4A. Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might

In 1990, North Shore Gas entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency (EPA) and the IEPA to implement and conduct a remedial investigation/feasibility study (RI/FS) of a Manufactured Gas Site located in Waukegan, Illinois, where manufactured gas and coking operations were formerly conducted (Waukegan Site). The RI/FS was comprised of an investigation to determine the nature and extent of contamination at the Waukegan Site and a fe

Under the terms of the AOC, North Shore Gas is responsible for the cost of the RI/FS. North Shore Gas believes, however, that it will recover a significant portion of the costs of the RI/FS from other entities. GMC has shared equally with North Shore Gas in funding of the RI/FS cost, without prejudice to GMC's or North Shore Gas' right to seek a lesser cost responsibility at a later date.

On May 14, 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company, and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

On September 30, 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimate

North Shore Gas and the other parties notified by the EPA have entered into discussions regarding implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 2000, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $24.2 million; for North Shore Gas the total was $19.6 million; and for the Company on a consolidated basis the total deferred was $43.8 million. This amou

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court

Management believes that the costs incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers or other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peo

4B. Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the

North Shore Gas filed a declaratory judgment action against Salomon in the District Court for the Northern District of Illinois. The suit asked the court to declare that North Shore Gas is not liable for response costs at the Denver site. Salomon filed a counterclaim for costs incurred by Salomon and Shattuck with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connec ite.

In August 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site.

In November 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In December 1999, the EPA issued its Proposed Plan for amending the ROD for public comment. The preferred alternative in the Proposed Plan is removal of the wastes to a licensed off-site facility. The EPA estimates the present worth of the preferred alternative to be $21.5 million (represen timated capital costs and estimated operation and maintenance costs). The EPA stated that it would make a final decision on additional measures to be taken at the site by Spring of 2000.

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

5. LONG-TERM DEBT AND SHORT-TERM DEBT

5A. Issuance of Bonds

On December 18, 1998, the Illinois Development Finance Authority issued $30,035,000 aggregate principal amount of 5.00% Gas Supply Revenue Bonds, Series 1998, which are secured by an equal amount of North Shore Gas' 30-year first mortgage bonds, Series M. The net proceeds were deposited with a trustee and used for the redemption of long-term debt, the payment of issuance costs and for the payment of certain construction expenditures.

On March 1, 2000, the City of Chicago issued $175 million aggregate principal amount of adjustable rate Gas Supply Refunding Revenue Bonds - Series 2000A, Series 2000B, Series 2000C and Series 2000D (collectively the "Weekly City of Chicago Bonds") - which were collateralized by an equal amount of Peoples Gas' adjustable rate 30-year First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ, respectively. The proceeds were deposited with a trustee and have been used to

5B. Interest Rate Adjustments

The rate of interest on the $27 million principal amount of the City of Chicago 1993 Series B Bonds, which are secured by an equal principal amount of Peoples Gas' adjustable-rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed, therefore, the

The rate of interest on the $175 million aggregate principal amount of the Weekly City of Chicago Bonds, Series 2000A, Series 2000B, Series 2000C and Series 2000D, which are secured by equal aggregate principal amounts of Peoples Gas' adjustable-rate First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ - are subject to adjustment each week. Owners of the Weekly City of Chicago Bonds have the right to tender such bonds at par at each weekly interest reset date. P

5C. Bonds Redeemed

On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' adjustable-rate First and Refunding Mortgage Bonds, Series W. On January 19, 1999, North Shore Gas redeemed, from a portion of the bond issuance proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, w

On April 3, 2000, Peoples Gas redeemed $100 million aggregate principal amount of the City of Chicago 1985 Series B Bonds and City of Chicago 1985 Series C Bonds, which were secured by Peoples Gas' First Mortgage Bonds, Series Y and Series Z, respectively. Funding for redemption was provided by the proceeds from the issuance of $100 million aggregate principal amount of the City of Chicago bonds, Series 2000A and Series 2000B, which are secured by Peoples Gas' adjustable rate First and Refundi

On May 1, 2000, Peoples Gas redeemed $75 million aggregate principal amount of the City of Chicago 1990 Series A Bonds, which had been secured by Peoples Gas' First Mortgage Bonds, Series BB. Funding for redemption was provided by the proceeds from the issuance of $75 million aggregate principal amount of the City of Chicago bonds, Series 2000C and Series 2000D, which are secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series II and Series JJ, respectively.

The aggregate principal of $175,000 have been reclassified to short-term debt on the balance sheet.

5D. Commercial Paper
As of March 31, 2000, the Company's consolidated commercial paper outstanding is $253.7 million, including $34.0 million for Peoples Gas.

6. EARNINGS PER SHARE

Shares used to compute diluted earnings per share for the Company are as follows:

	Average Common Stock Shares (in thousands)
	Three Months Ended		Six Months Ended		12 Months Ended
March 31,	2000	1999	2000	1999	2000	1999
As reported shares	35,510	35,481	35,512	35,467	35,500	35,402
Effects of options	1	9	5	12	7	14
Diluted shares	35,511	35,490	35,517	35,479	35,507	35,416

Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.

7. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes in equity (other comprehensive income). Comprehensive income includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost. The Company and Peoples Gas have reported accumulated other comprehensive income in their respective Co

Comprehensive income for the Company for the three-, six- and 12 months ended March 31, 2000 and 1999 is as follows:
	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
(Thousands of dollars)	2000	1999	2000	1999	2000	1999
Net income	$57,428	$66,082	$86,999	$89,453	$90,182	$86,216

Other comprehensive income
Minimum pension liability		-		-	1,533	1,604
Income tax (expense)/benefit		-		-	(609)	(636)
Other comprehensive income, net of tax		-		-	924	968

Comprehensive income	$57,428	$66,082	$86,999	$89,453	$91,106	$87,184

Comprehensive income for Peoples Gas for the three-, six- and 12 months ended March 31, 2000 and 1999 is as follows:
	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
(Thousands of dollars)	2000	1999	2000	1999	2000	1999
Net income	$45,635	$56,535	$70,881	$76,128	$72,970	$73,682

Other comprehensive income
Minimum pension liability		-		-	1533	1,604
Income tax (expense)/benefit		-		-	(609)	(636)
Other comprehensive income, net of tax		-		-	924	968

Comprehensive income	$45,635	$56,535	$70,881	$76,128	$73,894	$74,650

8. ELIMINATION OF DECOMMISSIONING RESERVE

In January 1999, Peoples Gas eliminated a $13.0 million decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant. This elimination resulted in the recognition of $13.0 million in other income. Management determined that it did not expect the plant's decommissioning costs to exceed amounts incurred to date.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The Company is reporting operating income and equity investment income for each of its six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production and Other. (See Note 3 of the Notes to Consolidated Financial Statements.) Peoples Gas' main activity is in the Gas Distribution segment, but it is also involved in activities reported in the Midstream Services and Retail Energy Services segments. North Shore Gas is active in the Ga

Net Income

Net income for the Company for the three months ended March 31, 2000, decreased $8.7 million to $57.4 million, due to weather that was 10 percent warmer than the year-ago period and the prior period elimination of a decommissioning liability associated with Peoples Gas' retirement of its synthetic natural gas plant. The adverse weather effects were offset by weather insurance under a policy purchased last summer. Results for the quarter were also positively impacted by lower operating costs i

Net income for the Company for the six months ended March 31, 2000, decreased $2.5 million to $87.0 million, due principally to the aforementioned weather effect and the elimination of the decommissioning liability in the prior period. Positive impacts were the increased earnings growth in the power generation and oil and gas production segments, offset by costs of the corporate branding campaign.

Net income for the Company increased $4.0 million to $90.2 million, for the 12-months ended, primarily due to increases in the earnings of diversified business segments. Partially offsetting these positive effects was the elimination in the prior period of the decommissioning liability.

Net income for Peoples Gas decreased $10.9 million, to $45.6 million, for the three months ended, primarily due to weather that was over 10% warmer than during the prior period and the elimination in the prior period of the decommissioning reserve. Also contributing to the decrease in the current period were increases in depreciation expense and interest expense. Partially offsetting these negative impacts were reductions in operation and maintenance expenses and a decrease in other taxes.

Net income for Peoples Gas for the six months ended March 31, 2000 decreased by $5.2 million, to $70.9 million, primarily due to the elimination in the prior period of the decommissioning liability, weather that was 2% warmer than during the prior period, increased depreciation expense and increased interest expense. Reductions in operation and maintenance expenses and in other taxes partially offset the impact of the negative factors.

Net income for Peoples Gas decreased $712,000, to $73.0 million, for the 12 months ended, primarily due to the elimination in the prior period of the decommissioning liability and an increase in depreciation expense. Partially offsetting these negative impacts were reductions in operation and maintenance expenses, weather that was slightly colder than during the prior period, an increase in interest income and a decrease in other taxes.

Net income for North Shore decreased $1.5 million, to $6.8 million, for the three months ended, primarily due to weather that was 10% warmer than during the prior period and to increases in operation and maintenance expenses.

Net income for North Shore for the six months ended March 31, 2000 decreased by $1.0 million, to $11.1 million, primarily due to increases in operation and maintenance expenses, weather that was 2% warmer than during the prior period, and an increase in depreciation expense.

Net income for North Shore decreased $1.4 million, to $11.5 million, for the 12 months ended, primarily due to increases in operation and maintenance expenses and to an increase in depreciation expense.

A summary of variations affecting income between years is presented below, with explanations of significant differences by segment following:

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31, 2000		March 31, 2000		March 31, 2000
(Thousands of Dollars)	Amount	Percent	Amount	Percent	Amount	Percent
Operating Income and Equity Investment Income
Gas Distribution	$ (827)	(0.8)	$ 10,973	7.6	$ 12,249	8.0
Power Generation	760	404.3	4,316	999.1	11,632	2,692.6
Midstream Services	1,629	38.6	548	7.3	(407)	(4.1)
Retail Energy Services	(1,036)	(105.9)	(2,323)	(340.6)	(3,880)	(190.9)
Oil and Gas Production	1,655	2,955.4	2,708	14,252.6	5,217	1,739.0
Other	(315)	(1,750.0)	(353)	(519.1)	(522)	(1,023.5)
Corporate and Adjustments	(1,991)	(391.9)	(5,621)	(432.7)	(6,324)	(178.9)
Total Operating Income and Equity Investment Income	(125)	(0.1)	10,248	6.8	17,965	11.4
Other income and (deductions)	(12,693)	(92.9)	(12,732)	(89.2)	(9,978)	(58.4)
Interest expense	3,747	37.5	4,944	24.6	5,671	14.6
Income taxes	(7,911)	(18.9)	(4,974)	(8.8)	(1,650)	(3.3)
Net income applicable to common stock	(8,654)	(13.1)	(2,454)	(2.7)	3,966	4.6

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

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. The unit cost of gas does not have a direct significant effect on operating income because the utilities' tariffs provide for dollar-for-dollar recovery of gas costs.

Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position and coverage ratios of the Company. In order to mitigate the effect of substantially warmer weather, the Company purchased a five-year weather insurance policy. The weather insurance program, beginning in fiscal year 2000, allows the Company to protect earnings when weather is more than 8% warmer than normal. The Company w

Operating revenues for the Company increased for the three- and six-months ended March 31, 2000, due to higher unit costs of gas and the inclusion of accrued benefits from the weather insurance policy, partially offset by weather that was warmer than in the comparable periods in the prior year. Operating income for the three-month period decreased by $827,000, to $98.9 million, due to warmer weather and higher depreciation expense, partially offset by the accrual of weather insurance benefits tenance expenses. Operating income for the six-month period increased $11.0 million, to $156.3 million, due to the accrual of weather insurance benefits and lower operation and maintenance expenses, partially offset by warmer weather and higher depreciation expense.

Operating revenues for the Company increased for the 12-month period due primarily to higher unit costs of gas, the accrual of weather insurance benefits, and the impact of slightly colder weather during the current period. Operating income for the twelve-month period increased by $12.2 million, to $165.8 million, due to lower operation and maintenance expenses, the accrual of weather insurance benefits, and slightly colder weather, partially offset by higher depreciation expense and lower de

Operating revenues for Peoples Gas increased for the three-month period ended March 31, 2000, due to higher unit costs of gas, partially offset by the impact of warmer weather in the current period. Operating income for the three-month period decreased by $5.0 million, to $79.9 million, due to warmer weather and higher depreciation expense, partially offset by lower operation and maintenance expenses.

Operating revenues for Peoples Gas for the six-month period increased over the prior period due to higher unit costs of gas in the current period, partially offset by the effects of warmer weather. For the 12-month period, operating revenues increased due to higher unit costs of gas and the impact of slightly colder weather. Operating income for the six-month period increased by $3.5 million, to $126.6 million, due to lower operation and maintenance expenses, partially offset by the impact of

Operating revenues for North Shore Gas for the three- and six-month periods ended March 31, 2000 increased over the comparable prior periods due to higher unit costs of gas partially offset by the impact of warmer weather. Operating income for the three- and six-month periods declined $2.5 million, to $12.4 million, and $1.6 million, to $20.7 million, respectively, due to the impact of the warmer weather, increased operation and maintenance expenses, and higher depreciation expense.

Operating revenues for North Shore for the 12-months ended March 31, 2000 increased over the prior period due to higher unit costs of gas. Operating income for the period declined by $2.6 million, to $22.8 million, due to higher operation and maintenance expenses and higher depreciation expense.

The Company's objectives for this segment center on continuous improvement, technological advancements and customer service. Initiatives for fiscal 2000 include the enhancement of the Company's C-first customer information system which was implemented in February, 2000, the near completion of the SureReadsm automatic meter reading system, gas supply portfolio optimization through agreements with Enron North America Corp., and continued pursuit of cost reductions and efficiency gains

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Resources Inc. are equal investors in Elwood Energy LLC, which owns and operates a 600-megawatt peaking facility near Chicago, Illinois.

Operating income and equity investment income amounted to $572,000, $3.9 million, and $11.2 million, for the three-, six- and 12-month periods ended March 31, 2000, mostly as a result of the Company's investment in the Elwood Power facility that came on line in July 1999. Income from this partnership was partially offset by development expenses for other pending power projects.

The Company's objective is to own and operate more than 1,000 megawatts of peaking capacity. It is pursuing regional opportunities in and near the City of Chicago as well as considering the expansion of the Elwood facility, which has received regulatory approvals for a total of 3,100 megawatts of generating capacity. The Company expects equity investment income for fiscal 2000 to increase substantially from 1999 due to the full year impact of Elwood. Annual revenues from the two contracts fo

Midstream Services Segment

The Company performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company operates a natural gas hub, owns and operates a natural gas liquids (NGL) peaking facility and is active in other asset-based wholesale activities.

Operating income for the Company increased $1.6 million to $5.8 million and $548,000 to $8.1 million, compared to the year-ago quarter and fiscal year to date, respectively, due mainly to the construction and sale of a gas supply line to the owner of a new power plant near Chicago. Also contributing were higher revenues from hub services, partially offset by lower margins from wholesale activities and increased operating costs associated with new project development.

Operating income for the for 12-month period decreased $407,000 to $9.5 million, due primarily to lower margins from wholesale marketing activities, partially offset by higher revenues from hub services.

The Company's objective is to become the primary player in the Midwest market center. The Company and Enron North America Corp. are equal partners in Midwest Energy Hub which will expand the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. The Company is an equal partner with Coastal Corporation in Whitecap Energy System, which is developing a pipeline to deliver natural gas to new and existing power p

Retail Energy Services Segment
The Company markets gas and electricity and provides energy management and other services to retail customers.

For the quarter, fiscal year to date and 12-months ended March 31, 2000, operating results for this segment reflects losses of $58,000, $1.6 million and $5.9 million, respectively. All periods were negatively impacted by warmer than normal weather, reduced unit margins on gas sales and nonrecurring revenue adjustments.

Operating income for the three- and six-months ended, for Peoples Gas increased $116,000 and $119,000, respectively, due to increased maintenance services and lower costs associated with Peoples Home Services, a business unit providing home furnace and air conditioning maintenance services.

The Company's objective is to capture a major share of the regional market for energy sales. It will develop proprietary products as it participates in the Illinois electric and gas unbundling process and will continue to build the necessary infrastructure as it grows through acquisitions and direct marketing efforts. Peoples Energy Services is certified by the Illinois Commerce Commission (Commission) as an Alternative Retail Electric Supplier (ARES) in Illinois to provide electric products

Oil and Gas Production Segment

The Company is active in the development and production of oil and gas reserves in selected basins in the United States. The Company targets on-shore prospects with proved producing oil and gas reserves and the potential for enhancement through drilling programs.

For the three-, six- and 12-months ended, operating income and equity investment income for the Company increased to $1.7 million, $2.7 million and $4.9 million respectively, due primarily to increased investments in reserves and improved results from reserves acquired in earlier periods.

The Company's objective is to become a top-fifty owner of U.S. gas reserves with holdings of between 350 to 400 billion cubic feet. Toward this goal the Company owned 91.5 Bcfe in proved reserves at 12/31/99. Existing oil and gas properties will be developed through drilling and production enhancements. The Company will continue to hedge production in order to mitigate price risk and will pursue reserve acquisitions that are consistent with its basin strategy. The Company intends to develop

Other Segment

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. These and other activities do not fall under the above segments. The variations for the three reportable periods are primarily attributable to fluctuating costs associated with business development activities.

Corporate and Adjustments

This category encompasses corporate activities that support the six segments, as well as consolidating adjustments. The variations for the three reportable periods include costs associated with the corporate branding campaign.

Other Income and Deductions

Other income and deductions for the Company decreased $12.7 million to $968,000, $12.7 million to $1.5 million and $10.0 million to $7.1 million, respectively, for the three-, six-, and 12-months ended due mainly to the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant as well as prior period interest on a state income tax refund.

Other income and deductions for Peoples Gas for the three-, six- and 12-months ended decreased $13.0 million, to $560,000, $12.7 million, to $1.3 million, and $9.4 million, to $6.2 million, due primarily to the prior year's elimination of the decommissioning reserve.

Other income and deductions for North Shore Gas decreased $151,000 and $180,000 for the three-, and six-months, primarily due to a decrease in interest income on bond proceeds held by the trustee.

Interest Expense

For the three-, six- and 12-month periods, interest expense for the Company increased $3.7 million to $13.7 million, $4.9 million, to $25.1 million and $5.7 million to $44.5 million, respectively, due primarily to an increase in interest on commercial paper and on variable rate bonds, offset by a decrease in interest on budget accounts for all three periods. Also contributing to the increase in the six and 12-month periods was an increase in carrying charges on an environmental insurance recov

Interest expense for Peoples Gas for the three months ended increased $990,000 to $9.3 million, due mainly to an increase in interest on commercial paper and on variable rate bonds. Partially offsetting this was a decrease in interest on budget accounts.

Interest expense for the six- and 12-months ended increased $816,000 and $368,000, respectively, for Peoples Gas due to an increase in interest on commercial paper and on bonds, as well as an increase in carrying charges on an environmental insurance recovery. Partially offsetting these effects were a decrease in interest on budget accounts for both periods. Also affecting the 12-months ended period was an increase in the allowance for borrowed funds used during construction.

Interest expense for North Shore Gas decreased $84,000 and $103,000, for the three- and six-months ended, respectively, due to a decline in interest on long-term debt and reduced interest expense on budget accounts.

Interest expense for North Shore Gas for the 12-month period increased $43,000, due primarily to increased carrying charges on an environmental insurance recovery, offset in part by lower interest on long-term debt.

Income Taxes

For the three-, six- and 12-months ended, income taxes for the Company decreased $7.9 million to $34.0 million, $5.0 million to $51.4 million and $1.6 million to $47.6 million, due mainly to lower pre-tax income. Also contributing to this decrease were the investment tax credits associated with a reserve acquisition in the first quarter and a state tax refund received in June, 1999.

For the three-, six- and 12-months ended, income taxes decreased for Peoples Gas $7.2 million to $28.5 million, $4.3 million to $43.6 million and $1.5 million to $39.8 million, due primarily to lower pre-tax income. The 12-month period was also impacted by a state tax refund.

Income taxes for North Shore Gas decreased $995,000 to $4.4 million, $630,000 to $7.1 million and $1.3 million to $6.8 million, for the three-, six- and 12-month periods primarily due to lower pre-tax income. The 12-month period was also impacted by a state tax refund.

Fiscal 2000 Outlook

The Company expects its earnings per share for fiscal 2000 to fall between $2.65 and $2.75, based on the inclusion of actual weather through March 31, 2000 and the assumption of normal weather thereafter. The financial target for the gas distribution segment is to achieve a 13% return on common equity. The financial target for the diversified business segments is to achieve between 12% and 16% of total earnings, based on an estimated EBIT range between $25 and $35 million.

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

OPERATING STATISTICS
The following table represents gross margin components and delivery statistics for the Company:
	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
Revenues (thousands):
Gas Distribution Sales
Residential
Heating	$ 309,214	$ 305,449	$ 552,898	$ 495,242	$ 741,921	$ 685,466
Non-heating	14,099	12,374	26,222	23,403	45,651	43,048
Commercial	50,064	43,140	84,150	68,437	111,243	95,002
Industrial	10,016	8,444	16,815	12,947	22,650	17,342
	383,393	369,407	680,085	600,029	921,465	840,858

Gas Distribution Transportation
Residential	12,554	15,652	22,775	26,828	34,911	38,403
Commercial	16,691	19,648	29,644	33,538	45,487	49,521
Industrial	8,132	8,931	15,023	15,992	25,846	26,891
Contract Pooling	3,161	3,346	4,575	7,093	7,225	10,496

	40,538	47,577	72,017	83,451	113,469	125,311

Other Gas Distribution Revenues	2,552	2,770	5,502	6,232	11,152	12,711

Diversified Segment Revenues	98,765	74,323	179,542	114,607	281,123	150,628

Total Operating Revenues	525,248	494,077	937,146	804,319	1,327,209	1,129,508
Less - Cost of Energy Sold	278,580	253,856	506,620	395,021	684,888	514,149

Gross Margin	$ 246,668	$ 240,221	$ 430,526	$ 409,298	$ 642,321	$ 615,359

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	52,392	58,381	88,773	90,745	112,670	114,454
Non-heating	1,298	1,117	2,203	1,983	3,419	3,202
Commercial	8,976	8,601	14,300	13,251	18,460	17,262
Industrial	2,034	1,913	3,257	2,878	4,459	3,711
	64,700	70,012	108,533	108,857	139,008	138,629

Transportation (a)
Residential	9,897	12,030	17,334	19,617	23,707	25,933
Commercial	16,603	17,926	28,097	29,591	40,225	41,929
Industrial	11,382	12,455	20,882	22,277	36,552	39,617
	37,882	42,411	66,313	71,485	100,484	107,479

Total Utility Deliveries	102,582	112,423	174,846	180,342	239,492	246,108

The following table represents gross margin components and delivery statistics for Peoples Gas:

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
Net Operating Revenues (thousands):
Gas Sales
Residential
Heating	$ 261,982	$ 258,317	$ 468,427	$ 419,544	$ 629,210	$ 581,311
Non-heating	13,754	12,055	25,574	22,807	44,560	42,001
Commercial	42,108	35,719	70,807	56,799	93,818	79,201
Industrial	8,116	6,646	13,831	10,200	18,996	13,784
	325,960	312,737	578,639	509,350	786,584	716,297

Transportation
Residential	12,108	15,172	21,950	25,979	33,590	37,067
Commercial	14,796	17,569	26,151	29,918	40,141	44,057
Industrial	7,166	7,951	13,097	14,063	22,464	23,335
Contract Pooling	2,863	3,178	4,162	6,761	6,580	10,094

	36,933	43,870	65,360	76,721	102,775	114,553

Diversified Segments	3,406	2,592	5,506	4,664	7,953	5,083

Other	3,084	3,061	6,406	6,815	12,564	13,769

Total Operating Revenues	369,383	362,260	655,911	597,550	909,876	849,702
Less - Gas Costs	173,306	158,143	306,441	249,459	380,182	325,682

Gross Margin	$ 196,077	$ 204,117	$ 349,470	$ 348,091	$ 529,694	$ 524,020

Deliveries (MDth):
Gas Sales
Residential
Heating	43,870	48,760	74,266	75,850	93,982	95,482
Non-heating	1,251	1,069	2,121	1,898	3,288	3,069
Commercial	7,437	6,983	11,852	10,792	15,343	14,129
Industrial	1,637	1,483	2,663	2,235	3,736	2,909
	54,195	58,295	90,902	90,775	116,349	115,589

Transportation
Residential	9,594	11,699	16,812	19,076	22,981	25,196
Commercial	14,566	15,635	24,390	25,765	34,898	36,523
Industrial	9,795	10,702	17,722	18,877	30,970	33,589
	33,955	38,036	58,924	63,718	88,849	95,308

Total Gas Sales and Transportation	88,150	96,331	149,826	154,493	205,198	210,897

The following table represents gross margin components for North Shore Gas:

	Three Months Ended		Six Months Ended		12 Months Ended
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
Net Operating Revenues (thousands):
Gas Sales
Residential
Heating	$ 47,232	$ 47,132	$ 84,471	$ 75,697	$ 112,711	$ 104,155
Non-heating	345	319	648	596	1,091	1,047
Commercial	7,956	7,421	13,344	11,638	17,425	15,801
Industrial	1,900	1,798	2,984	2,747	3,655	3,558
	57,433	56,670	101,447	90,678	134,882	124,561

Transportation
Residential	446	480	825	849	1,321	1,336
Commercial	1,894	2,079	3,493	3,620	5,346	5,464
Industrial	966	980	1,926	1,929	3,382	3,556
Contract Pooling	299	168	413	332	645	402

	3,605	3,707	6,657	6,730	10,694	10,758

Other	186	188	381	405	817	886

Total Operating Revenues	61,224	60,565	108,485	97,813	146,393	136,205
Less - Gas Costs	34,431	31,948	60,692	49,779	74,609	64,530

Gross Margin	$ 26,793	$ 28,617	$ 47,793	$ 48,034	$ 71,784	$ 71,675

Deliveries (MDth):
Gas Sales
Residential
Heating	8,522	9,621	14,507	14,895	18,688	18,972
Non-heating	47	48	82	85	131	133
Commercial	1,539	1,618	2,448	2,459	3,117	3,133
Industrial	397	430	594	643	723	802
	10,505	11,717	17,631	18,082	22,659	23,040

Transportation
Residential	303	331	522	541	726	737
Commercial	2,037	2,291	3,707	3,826	5,327	5,406
Industrial	1,587	1,753	3,160	3,400	5,582	6,028
	3,927	4,375	7,389	7,767	11,635	12,171

Total Gas Sales and Transportation	14,432	16,092	25,020	25,849	34,294	35,211

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

On March 1, 2000, the City of Chicago issued $175 million aggregate principal of Adjustable Rate Gas Supply Refunding Revenue Bonds - Series 2000A, Series 2000B, Series 2000C and Series 2000D - which were collateralized by an equal amount of Peoples Gas' Adjustable Rate 30 year First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ, respectfully. The proceeds were deposited with a trustee and will be used to redeem $175 million aggregate principal amount of previous

Bonds Redeemed. On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W. On January 19, 1999, North Shore Gas redeemed, from a portion of the proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action in the District Court for the Northern District of Illinois asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the de

Credit Lines. The Company has lines of credit totaling $250 million. Peoples Gas and North Shore Gas have lines of credit totaling $119.0 million of which North Shore Gas may borrow up to $30.0 million.

Interest Coverage. The fixed charges coverage ratios for Peoples Gas for the 12 months ended March 31, 2000, and for fiscal 1999 and 1998 were 4.22, 4.59 and 4.15, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 4.53, 4.77, and 5.07, respectively.

Dividends. On February 2, 2000, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 50 cents per share from the 49 cents per share previously in effect. The annualized dividend rate now amounts to $2.00 per share.

Guaranty Agreement. On December 31, 1999, Manhattan Power, LLC, a subsidiary of the Company, entered into an Acquisition Agreement with Westdeutsche Landesbank Girozentrale (WestLB), which provides the company an option to purchase a gas-powered electric generating turbine. In conjunction with this agreement, the Company entered into a Guaranty Agreement with WestLB, whereby the Company guarantees all obligations resulting from the Acquisition Agreement. The maximum dollar amount of this

On February 24, 2000, Calumet Power, LLC, a subsidiary of the Company, entered into an Acquisition Agreement with WestLB, which provides the Company an option to purchase gas-powered electric generating turbines. In conjunction with this agreement, the Company entered into a Guaranty Agreement with WestLB, whereby the Company guarantees all obligations resulting from the Acquisition Agreement. The maximum dollar amount of this guarantee is $49.3 million.

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

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options, approximately 86% of the production for the next twelve months is hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal ga

The Company sells fixed price and variable priced products as part of its retail energy services. These contracts call for physical delivery and can not be settled financially. Risk is reduced through the use of fixed price supplier contracts and storage assets. As of March 31, 2000 and 1999, exposure from these activities was not material.

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

The Company and Peoples Gas manage their interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the current mix of $202.0 million in long-term variable rate bonds and $253.7 million in other short-term borrowings, assuming interest rates are 10% higher than the rates reported at the end of March 31, 2000, the Company's annualized interest expense would increase by approximately $2.3 million before considering the effect of income taxes.

Peoples Gas manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the current mix of $202.0 million in long-term variable rate bonds and $34.0 million in other short-term borrowings, assuming interest rates are 10% higher than the rates reported at the end of March 31, 2000, Peoples Gas' annualized interest expense would increase by approximately $975,000 before considering the effect of income taxes.

FORWARD LOOKING INFORMATION

The MD&A contains statements that may be considered forward-looking, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as business plans, expectations for future development and earnings growth, and other information not of a strictly historical nature. Actual results could differ materially from such expectations, because of many uncertainties, including, but not limited to:

  General U.S. and Illinois economic conditions;
  Business and competitive conditions resulting from deregulation and consolidation of the energy industry;
  The timing and extent of changes in energy commodity prices and interest rates;
  Adverse results in material environmental litigation;
  Regulatory developments in Illinois and other states where the Company does business;
  The uncertainty of oil and gas reserve estimates; and
  The Company's success in identifying diversified energy projects on financially acceptable terms and successfully developing and operating such projects.

Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition and Deregulation," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply" in "Item 1 - Business" of the Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information pres

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management," and Note 2F of the Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.
Item 4. Submission of Matters to a Vote of Security Holders
Peoples Energy Corporation:
a.	Peoples Energy held its Annual Meeting of Shareholders on February 25, 2000.
b.	The following matters were voted upon at the Annual Meeting of Shareholders. There were no broker non-votes with respect to any matters voted upon.
1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: James R. Boris, William J. Brodsky, Pastora San Juan Cafferty, Homer J. Livingston, Jr., Lester H. McKeever, William G. Mitchell, Thomas M. Patrick, Richard E. Terry; Richard P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:

	FOR	WITHHELD
James R. Boris . . . . . . . . . . . . . . .	28,498,419	445,172
William J. Brodsky . . . . . . . . . . .	28,515,992	427,599
Pastora San Juan Cafferty . . . . . .	28,494,566	449,025
Homer J. Livingston, Jr. . . . . . . . .	28,505,463	438,129
Lester H. McKeever . . . . . . . . . . .	28,462,701	480,891
William G. Mitchell . . . . . . . . . . .	28,473,803	469,788
Thomas M. Patrick . . . . . . . . . . . .	28,529,069	414,523
Richard E. Terry . . . . . . . . . . . . . .	28,504,257	439,334
Richard P. Toft . . . . . . . . . . . . . . .	28,507,228	436,363
Arthur R. Velasquez . . .. . . . . . . .	28,511,276	432,315

2.

A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for Peoples Energy and its subsidiaries for the fiscal year ending September 30, 2000. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN
28,436,311	284,014	223,266

The Peoples Gas Light and Coke Company:
a.

On March 30, 2000, the following persons were elected Directors of Peoples Gas and comprise the entire Board of Directors of Peoples Gas: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry .

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
1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry. The Secretary of Peoples Gas certified the following vote tabulations:

	FOR	WITHHELD
Donald M. Field . . . . . . . . . . .	24,817,566	0
James Hinchliff . . . . . . . . . . . .	24,817,566	0
James M. Luebbers . . . . . . . . .	24,817,566	0
Thomas M. Patrick . . . . . . . . .	24,817,566	0
Richard E. Terry . . . . . . . . . . .	24,817,566	0

North Shore Gas Company:
a.

On March 30, 2000, the following persons were elected Directors of North Shore Gas and comprise the entire Board of Directors of North Shore Gas: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry.

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
1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, James M. Luebbers, Thomas M. Patrick, and Richard E. Terry. The Secretary of North Shore Gas certified the following vote tabulations:

	FOR	WITHHELD
Donald M. Field . . . . . . . . . . .	3,625,887	0
James Hinchliff . . . . . . . . . . . .	3,625,887	0
James M. Luebbers . . . . . . . . .	3,625,887	0
Thomas M. Patrick . . . . . . . . .	3,625,887	0
Richard E. Terry . . . . . . . . . . .	3,625,887	0

Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

10(a)	Long-Term Incentive Compensation Plan, dated December 1, 1999

10(b)	Amendment to Transportation Agreement between Trunkline Gas Company and Peoples Gas dated March 31, 2000.

10(c)	Rate Schedule FS Flexible Storage Service Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000.

10(d)	Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2000.

10(e)	Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000.

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended March 31, 2000

Date of Report - February 28, 2000
Item 5 - Other Event
Stock Repurchase

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

10(b)	Amendment to Transportation Agreement between Trunkline Gas Company and Peoples Gas dated March 31, 2000.

10(c)	Rate Schedule FS Flexible Storage Service Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000.

10(d)	Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2000.

10(e)	Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000.

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended March 31, 2000

None.

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended March 31, 2000

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

May 12, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

May 12, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

May 12, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer