Form 10-Q/A
period 2000-03-31
PEOPLES ENERGY CORP
filed 2000-06-02
CIK 77385

FORM 10-Q/A

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

Peoples Energy Corporation

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Report on Form 10-Q for the quarterly period ended March 31, 2000, as set forth below:

PART II. OTHER INFORMATION
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

2.

A proposal to amend the Long-Term Incentive Compensation to (a) extend the final date for the granting of options, stock appreciation rights and restricted stock under the plan by ten years to May 31, 2010, and (b) reserve an additional 2,500,000 shares of common stock for grant under the plan under options or as restricted stock and to authorize an additional 2,500,000 stock appreciation rights for grant under the plan:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
19,980,526	4,779,489	617,514	3,565,321

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

Peoples Energy Corporation
(Registrant)

June 1, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer