Form 10-Q
period 2000-06-30
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 2000-08-11
CIK 77385, 77388, 110101

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (July 31, 2000):

Peoples Energy Corporation	Common Stock, No par value, 35,296,205 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

PART I. FINANCIAL INFORMATION
Item 1.
Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
	(Thousands, except per-share amounts)

Operating Revenues	$ 261,248	$ 218,934	$ 1,198,395	$ 1,023,252	$ 1,369,524	$ 1,150,148

Operating Expenses:
Cost of energy sold	127,766	98,716	634,139	493,737	713,690	534,082
Operation and maintenance	54,677	61,999	190,856	191,412	250,479	253,817
Depreciation, depletion
and amortization	28,410	20,402	74,989	61,557	96,964	81,748
Taxes, other than income taxes	27,755	24,651	119,842	111,798	138,557	128,498
Total Operating Expenses	238,608	205,768	1,019,826	858,504	1,199,690	998,145

Operating Income	22,640	13,166	178,569	164,748	169,834	152,003

Equity Investment Income	3,095	(605)	9,144	(457)	18,476	(255)

Total Operating Income
and Equity Investment Income	25,735	12,561	187,713	164,291	188,310	151,748

Other Income and (Deductions)	1,948	4,747	3,491	19,138	5,496	20,940

Interest Expense	13,224	10,129	38,303	30,379	48,737	39,702

Earnings Before Income Taxes	14,459	7,179	152,901	153,050	145,069	132,986

Income Taxes	3,607	187	55,051	56,606	51,027	47,784

Net Income	$ 10,852	$ 6,992	$ 97,850	$ 96,444	$ 94,042	$ 85,202

Average Shares of
Common Stock Outstanding	35,328	35,485	35,448	35,473	35,457	35,449

Basic Earnings Per Share
Common Stock	$ 0.31	$ 0.20	$ 2.76	$ 2.72	$ 2.65	$ 2.40

Diluted Earnings Per Share
of Common Stock	$ 0.31	$ 0.20	$ 2.76	$ 2.72	$ 2.65	$ 2.40

Dividends Declared Per Share	$ 0.50	$ 0.49	$ 1.49	$ 1.46	$ 1.98	$ 1.94

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	June 30,		June 30,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,467,491	$ 2,330,919	$ 2,314,057
Less - Accumulated depreciation, depletion and amortization	871,543	811,083	810,620
Net property, plant and equipment	1,595,948	1,519,836	1,503,437
Other investments	154,805	130,629	108,975
Total Capital Investments - Net	1,750,753	1,650,465	1,612,412

CURRENT ASSETS:
Cash and cash equivalents	28,823	13,008	28,497
Special deposits	42,171	98	1,349
Temporary cash investments	4,901	8,756	38,016
Receivables -
Customers, net of allowance for uncollectible accounts
of $26,339, $22,546, and $22,498, respectively	155,331	75,766	90,392
Other	65,775	24,421	16,028
Accrued unbilled revenues	36,381	34,326	33,460
Materials and supplies, at average cost	14,521	16,282	17,160
Gas in storage	50,744	81,510	37,483
Gas costs recoverable through rate adjustments	31,336	11,167	8,810
Regulatory assets of subsidiaries	4,851	5,683	5,531
Prepayments	123,561	95,903	86,749
Total Current Assets	558,395	366,920	363,475

OTHER ASSETS:
Non-current regulatory assets of subsidiaries	68,056	59,927	57,345
Deferred charges	29,872	24,223	23,659
Total Other Assets	97,928	84,150	81,004

Total Properties and Other Assets	$ 2,407,076	$ 2,101,535	$ 2,056,891

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	June 30,		June 30,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,296,205, 35,489,242, and
35,489,242 shares, respectively	$ 298,059	$ 296,712	$ 296,681
Capital in excess of par value of stock	3	-	-
Retained earnings	517,521	472,483	493,681
Treasury Stock	(6,817)	-	-
Accumulated other comprehensive income	(465)	(465)	(1,389)
Total Common Stockholders' Equity	808,301	768,730	788,973

Long-term debt of subsidiaries, exclusive of sinking
fund payments and maturities due within one year (See Note 5)	319,711	521,734	521,734
Total Capitalization	1,128,012	1,290,464	1,310,707

CURRENT LIABILITIES:
Short-term debt and current maturities
due within on year (See Note 5)	554,000	129,000	75,540
Accounts payable	167,018	162,101	143,752
Dividends payable on common stock	17,651	17,389	17,390
Customer gas service and credit deposits	29,424	47,344	35,297
Accrued taxes	52,700	37,578	59,906
Gas sales revenue refundable through rate adjustments	8,208	692	2,949
Temporary LIFO Liquidation Credit	10,740	-	13,870
Accrued interest	3,480	10,210	7,481
Total Current Liabilities	843,221	404,314	356,185

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	317,016	299,524	285,195
Investment tax credits being amortized over
the average lives of related property	30,094	30,850	31,293
Other	88,733	76,383	73,511
Total Deferred Credits and Other Liabilities	435,843	406,757	389,999

Total Capitalization and Liabilities	$ 2,407,076	$ 2,101,535	$ 2,056,891

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2000	1999
	(Thousands)
Operating Activities:
Net Income	$ 97,850	$ 96,444
Adjustments to reconcile net income to net cash:
Depreciation, depletion, and amortization
Per statement of income	74,989	61,557
Charged to other accounts	3,827	3,705
Deferred income taxes and investment tax credits - net	22,044	10,985
Change in deferred credits and other liabilities	7,043	(12,086)
Change in other assets	(17,793)	15,038
Distribution greater than (less than) income from
equity affiliates	(3,587)	3,885
Change in current assets and liabilities:
Receivables - net	(120,919)	(24,748)
Accrued unbilled revenues	(2,055)	(9,984)
Materials and supplies	1,761	1,086
Gas in storage	30,766	53,307
Gas costs recoverable through rate adjustments	(20,169)	(4,348)
Regulatory assets of subsidiaries	832	2,328
Prepayments	(27,658)	(15,634)
Accounts payable	4,917	20,452
Customer gas service and credit deposits	(17,920)	(13,645)
Accrued taxes	15,122	34,920
Gas sales revenue refundable through rate adjustments	7,516	(8,079)
Accrued interest	(6,730)	(3,340)
Temporary LIFO Liquidation	10,740	13,870
Net Cash Provided by (Used in) Operating Activities	60,576	225,713

Investing Activities:
Capital spending	(170,584)	(187,711)
Special deposit	(42,073)	93
Other temporary cash investments	3,855	(33,624)
Other assets	(918)	453
Net Cash Used in Investing Activities	(209,720)	(220,789)

Financing Activities:
Net borrowings (repayments) of short-term debt	398,000	66,640
Issuance of long-term debt of subsidiaries	-	30,035
Retirement of long-term debt of subsidiaries	(175,023)	(35,305)
Dividends paid on common stock	(52,550)	(51,410)
Proceeds from issuance of common stock	1,349	2,991
Treasury stock purchases	(6,817)	-
Net Cash Provided by Financing Activities	164,959	12,951

Net Increase in Cash and Cash Equivalents	15,815	17,875
Cash and Cash Equivalents at Beginning of Period	13,008	10,622
Cash and Cash Equivalents at End of Period	$ 28,823	$ 28,497

The Notes to Consolidated Financial Statements are an integral part of these statements.

PART I. FINANCIAL INFORMATION
Item 1.
The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating Revenues	$ 172,014	$ 147,446	$ 827,925	$ 744,996	$ 934,444	$ 839,784

Operating Expenses:
Gas costs	66,699	44,167	373,141	293,626	402,715	316,215
Operation and maintenance	38,264	50,621	138,118	159,213	184,806	210,309
Depreciation and amortization	19,985	17,375	56,486	51,582	74,348	68,790
Taxes, other than income taxes	23,806	22,132	105,923	100,374	122,454	115,160
Total Operating Expenses	148,754	134,295	673,668	604,795	784,323	710,474

Operating Income	23,260	13,151	154,257	140,201	150,121	129,310

Other Income and (Deductions)	1,173	3,151	2,436	17,115	4,205	18,353

Interest Expense	7,850	7,866	25,646	24,845	33,418	32,891

Earnings Before Income Taxes	16,583	8,436	131,047	132,471	120,908	114,772

Income Taxes	5,863	983	49,446	48,890	44,671	40,997

Net Income Applicable
to Common Stock	$ 10,720	$ 7,453	$ 81,601	$ 83,581	$ 76,237	$ 73,775

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	June 30,		June 30,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,024,826	$ 1,968,749	$ 1,960,628
Less - Accumulated depreciation and amortization	732,882	689,670	692,440
Net property, plant and equipment	1,291,944	1,279,079	1,268,188
Other investments	10,332	9,414	8,782
Total Capital Investments - Net	1,302,276	1,288,493	1,276,970

CURRENT ASSETS:
Cash and cash equivalents	4,340	3,716	19,387
Temporary cash investments	500	500	25,390
Receivables -
Customers, net of allowance for uncollectible accounts
of $24,253, $21,167, and $21,460, respectively	114,517	49,464	65,041
Other	24,956	23,381	16,079
Accrued unbilled revenues	20,410	22,303	17,834
Materials and supplies, at average cost	9,308	10,843	11,665
Gas in storage, at last-in, first-out cost	42,404	64,640	29,770
Gas costs recoverable through rate adjustments	27,602	8,781	8,806
Regulatory assets	4,278	5,106	5,030
Prepayments	123,097	95,448	86,111
Total Current Assets	371,412	284,182	285,113

OTHER ASSETS:
Non-current regulatory assets	47,126	38,970	38,265
Deferred charges	18,439	19,408	17,687
Total Other Assets	65,565	58,378	55,952

Total Properties and Other Assets	$ 1,739,253	$ 1,631,053	$ 1,618,035

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	June 30,		June 30,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	464,010	431,300	456,518
Accumulated other comprehensive income	1,793	1,793	(1,389)
Total Common Stockholder's Equity	631,110	598,400	620,436

Long-term debt, exclusive of sinking fund
payments and maturities due within one year (See Note 5)	250,000	452,000	452,000
Total Capitalization	881,110	1,050,400	1,072,436

CURRENT LIABILITIES:
Short-term debt and current maturities
due within one year (See Note 5)	270,000	15,990	700
Accounts payable	123,137	110,008	86,895
Dividends payable on common stock	-	19,854	15,387
Customer gas service and credit deposits	22,668	41,310	31,367
Accrued taxes	49,366	33,613	56,691
Gas sales revenue refundable through rate adjustments	8,044	692	2,561
Temporary LIFO Liquidation Credit	3,886	-	10,542
Accrued interest	2,717	8,473	6,370
Total Current Liabilities	479,818	229,940	210,513

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	303,226	279,289	263,905
Investment tax credits being amortized over
the average lives of related property	26,878	27,571	27,965
Other	48,221	43,853	43,216
Total Deferred Credits and Other Liabilities	378,325	350,713	335,086

Total Capitalization and Liabilities	$ 1,739,253	$ 1,631,053	$ 1,618,035

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2000	1999
	(Thousands)
Operating Activities:
Net Income	$ 81,601	$ 83,581
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	56,486	51,582
Charged to other accounts	3,189	3,061
Deferred income taxes and investment tax credits - net	21,217	13,335
Change in deferred credits and other liabilities	6,394	(11,855)
Change in other assets	(11,397)	11,440
Change in current assets and liabilities:
Receivables - net	(66,628)	3,211
Accrued unbilled revenues	1,893	(471)
Materials and supplies	1,535	667
Gas in storage	22,236	45,997
Gas costs recoverable through rate adjustments	(18,821)	(4,959)
Regulatory assets	828	1,621
Prepayments	(27,649)	(15,705)
Accounts payable	13,129	(13,627)
Customer gas service and credit deposits	(18,642)	(11,870)
Accrued taxes	15,753	30,983
Gas sales revenue refundable through rate adjustments	7,352	(7,303)
Temporary LIFO liquidation	3,886	10,542
Accrued interest	(5,756)	(2,418)

Net Cash Provided by (Used in) Operating Activities	86,606	187,812

Investing Activities:
Capital spending	(68,329)	(84,857)
Other assets	(918)	(23,927)

Net Cash Used in Investing Activities	(69,247)	(108,784)

Financing Activities:
Net borrowings (repayments) of short-term debt	227,010	(8,200)
Dividends paid on common stock	(68,745)	(44,175)
Retirement of long-term debt	(175,000)	(10,400)

Net Cash Provided by (Used in) Financing Activities	(16,735)	(62,775)

Net Increase (Decrease) in Cash and Cash Equivalents	624	16,253
Cash and Cash Equivalents at Beginning of Period	3,716	3,134

Cash and Cash Equivalents at End of Period	$ 4,340	$ 19,387

The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating Revenues	$ 27,963	$ 21,847	$ 136,448	$ 119,661	$ 152,508	$ 133,731

Operating Expenses:
Gas costs	13,623	8,157	74,315	57,936	80,075	62,197
Operation and maintenance	7,279	6,350	21,068	19,462	28,181	25,721
Depreciation	2,237	2,118	6,636	6,318	8,778	8,315
Taxes - other than income taxes	2,560	2,299	11,473	10,771	13,289	12,493
Total Operating Expenses	25,699	18,924	113,492	94,487	130,323	108,726

Operating Income	2,264	2,923	22,956	25,174	22,185	25,005

Other Income and (Deductions)	176	360	265	629	399	786

Interest Expense	1,259	1,310	3,866	4,021	5,123	5,236

Earnings Before Income Taxes	1,181	1,973	19,355	21,782	17,461	20,555

Income Taxes	401	509	7,477	8,213	6,659	7,708

Net Income Applicable
to Common Stock	$ 780	$ 1,464	$ 11,878	$ 13,569	$ 10,802	$ 12,847

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	June 30,		June 30,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands)
PROPERTIES AND OTHER ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 325,062	$ 317,368	$ 314,184
Less - Accumulated depreciation	121,346	115,143	113,623
Net property, plant and equipment	203,716	202,225	200,561
Other investments	22	22	22
Total Capital Investments - Net	203,738	202,247	200,583

CURRENT ASSETS:
Cash and cash equivalents	7,998	343	3,157
Temporary cash investments	-	7,855	12,225
Receivables -
Customers, net of allowance for uncollectible
accounts of $1,036, $790, and $778, respectively	13,376	3,602	4,329
Other	379	5,030	2,808
Accrued unbilled revenues	2,813	3,744	2,580
Materials and supplies, at average cost	2,122	2,348	2,403
Gas in storage, at last-in, first-out cost	5,082	8,792	5,567
Gas costs recoverable through rate adjustments	3,734	2,386	4
Regulatory assets	572	577	500
Prepayments	310	271	322
Total Current Assets	36,386	34,948	33,895

OTHER ASSETS:
Non-current regulatory assets	21,049	20,956	19,080
Deferred charges	3,583	4,057	4,324
Total Other Assets	24,632	25,013	23,404

Total Properties and Other Assets	$ 264,756	$ 262,208	$ 257,882

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	June 30,		June 30,
	2000	September 30,	1999
	(Unaudited)	1999	(Unaudited)
	(Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	76,333	72,142	75,358
Total Common Stockholder's Equity	101,090	96,899	100,115

Long-term debt, exclusive of sinking fund
payments and maturities due within one year (See Note 5)	69,711	69,734	69,734
Total Capitalization	170,801	166,633	169,849

CURRENT LIABILITIES:
Accounts payable	17,300	26,448	15,734
Dividends payable on common stock	-	2,139	2,574
Customer gas service and credit deposits	4,022	5,318	3,931
Accrued taxes	8,316	4,039	6,363
Gas sales revenue refundable through rate adjustments	163	-	389
Temporary LIFO liquidation	6,854	-	3,328
Accrued interest	625	1,737	1,110
Total Current Liabilities	37,280	39,681	33,429

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	22,200	21,052	21,622
Investment tax credits being amortized over
the average lives of related property	3,215	3,279	3,327
Other	31,260	31,563	29,655
Total Deferred Credits and Other Liabilities	56,675	55,894	54,604

Total Capitalization and Liabilities	$ 264,756	$ 262,208	$ 257,882

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2000	1999
	(Thousands)
Operating Activities:
Net Income	$ 11,878	$ 13,569
Adjustments to reconcile net income to net cash:
Depreciation
Per statement of income	6,636	6,318
Charged to other accounts	638	644
Deferred income taxes and investment tax credits - net	818	(2,283)
Change in deferred credits and other liabilities	(37)	594
Change in other assets	380	4,220
Change in current assets and liabilities:
Receivables - net	(5,123)	(2,498)
Accrued unbilled revenues	931	49
Materials and supplies	226	326
Gas in storage	3,710	4,350
Gas costs recoverable through rate adjustments	(1,348)	610
Regulatory assets	5	708
Accounts payable	(9,148)	(7,218)
Customer gas service and credit deposits	(1,296)	(1,774)
Accrued taxes	4,277	5,057
Gas sales revenue refundable through rate adjustments	163	(774)
Accrued interest	(1,112)	(924)
Temporary LIFO liquidation	6,854	3,328
Prepayments	(39)	(5)
Net Cash Provided by (Used in) Operating Activities	18,413	24,297

Investing Activities:
Capital spending	(8,764)	(10,625)
Other temporary cash investments	7,855	(12,225)
Net Cash Provided by (Used in) Investing Activities	(909)	(22,850)

Financing Activities:
Issuance of long-term debt	-	30,035
Dividends paid on common stock	(9,826)	(8,086)
Retirement of long-term debt	(23)	(24,905)
Net Cash Provided by (Used in) Financing Activities	(9,849)	(2,956)

Net Increase (Decrease) in Cash and Cash Equivalents	7,655	(1,509)
Cash and Cash Equivalents at Beginning of Period	343	4,666

Cash and Cash Equivalents at End of Period	$ 7,998	$ 3,157

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

This Quarterly Report on Form 10-Q is a combined report of Peoples Energy Corporation (the Company), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The accompanying consolidated financial statements and Notes to Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Peoples Gas, North Shore Gas, Peoples District Energy Corporation, Peoples Energy Services Corporation, Peoples Energy Resources Corp., Peoples Energy Ventures Corporation, and Peoples NGV Corp., and comprise the assets, liabilities, revenues, expenses, and underlying common stockholders' equity of these companies. Income is principally derived from the Company's utility subsidiaries, Peoples Gas and North Shore Gas. Significant intercompany balances and transactions have been eliminated. Investments for which the Company's subsidiaries have at least a 20-percent interest, but less than a majority ownership, and partnerships in which the Company has less than a majority interest are accounted for under the equity method. The statements have been prepared by the Company in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods herein and to prevent the information from being misleading.

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period.

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

Income taxes and interest paid (excluding capitalized interest of $793,000 and $2.2 million for the Company and Peoples Gas with respect to the nine months ended June 30, 2000 and 1999, respectively) were as follows:

For the nine months	The Company		Peoples Gas		North Shore Gas
ended June 30, (Thousands)	2000	1999	2000	1999	2000	1999

Income taxes paid	$22,874	$18,987	$16,733	$13,950	$2,921	$4,559

Interest paid	42,175	32,462	29,021	26,340	4,611	4,650

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

For each gas distribution utility, the Commission conducts an annual proceeding regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings, regarding Peoples Gas and North Shore Gas for fiscal year 1999, are currently pending before the Commission.

2D. Oil and Gas Exploration and Production Properties

For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the SEC. Under the full-cost method, all costs directly associated with acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment of the assets is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow. At June 30, 2000 and 1999, there was no such charge to income.

2E. Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and was amended in June 1999 by SFAS No. 137, and further amended in June 2000 by SFAS No. 138. This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Changes in the fair value of derivatives will be recognized in the current period earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the current period's income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly. The statement, as amended by SFAS No. 137, must be adopted no later than October 1, 2000. The Company has preliminarily assessed the impact of adopting the standard and is in the process of preparing for the adoption. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

In October 1999, the Company adopted the Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The application of this standard did not have a material effect on the financial condition or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board issued FIN 44 - "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". This interpretation clarifies the application of Opinion 25 for only certain issues. The effective date for FIN 44 is July 1, 2000. The Company does not expect the adoption of this interpretation to have a material effect on the financial condition or results of operations of the Company.

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

The Company is accounting for all current derivative transactions through hedge accounting. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is marked to market and any gain or loss is recognized on the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of June 30, 2000 and 1999, the Company had open derivative financial instruments representing hedges of equivalent natural gas production of 34.9 Bcf and 4.5 Bcf, respectively. At June 30, 2000, the Company had no deferred gains or losses on the Consolidated Balance Sheet. At June 30, 1999, the Company had a deferred gain of $13,000 on the Consolidated Balance Sheet.

2G. Accounting for Gas Supply Contracts

Effective October 1, 1999, Peoples Gas and North Shore Gas entered into gas purchase and agency agreements with Enron North America Corp. (Enron). Under the terms of the agreements, Enron agrees to sell and deliver gas to Peoples Gas and North Shore Gas covering baseload requirements plus incremental quantities as needed. In conjunction with these agreements Enron purchases from Peoples Gas and North Shore Gas specified quantities of the gas that Peoples Gas and North Shore Gas are obligated to buy from their suppliers under existing contracts. Enron will purchase these gas supplies at the same point and the same time as they are delivered to Peoples Gas and North Shore Gas, at a sales price exactly matching the purchase price from suppliers. Contractually Peoples Gas and North Shore Gas take title to the gas when it is delivered, at which point title passes to Enron. Although Peoples Gas and North Shore Gas have credit risk if Enron fails to pay the suppliers, the master agreement with Enron allows the utilities to net the obligations to suppliers with amounts owed to Enron. The Company records the purchases from Enron as gas purchases and nets the applicable purchases from the suppliers with the sales to Enron.

3: BUSINESS SEGMENTS

The Company is presenting below information about its operating segments for the three-, nine- and 12-month periods ending June 30, 2000 and 1999, according to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production, and Other. Operating income also includes the effect of corporate activities and consolidating adjustments. Peoples Gas is primarily active in the Gas Distribution segment, but it is also involved in activities reported in the Midstream Services and Retail Energy Services segments. North Shore Gas is active in the Gas Distribution segment only.

The Company has delineated its business segments based on regulation as a public utility and based further on type of products or services and activity related to those products or services (such as production versus marketing of natural gas). These segments are consistent with how the Company's Strategic Planning Committee develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating income and equity investment income before interest expense, other income and deductions, and income taxes. See Note 1 of the Notes to Consolidated Financial Statements. No single customer represents more than 10-percent of consolidated revenues. In addition, all of the reportable segments' revenues are derived from sources within the U.S. and all reportable segments' long-lived assets are located in the U.S.

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

The Power Generation segment is engaged in the development, construction, operation, and ownership of gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Resources Inc. are equal investors in Elwood Energy, which owns and operates a 600-megawatt (MW) peaking facility near Chicago, Illinois. Expansion of that facility has begun and will more than double the peaking capacity of the jointly owned plant. The Company and Enron North America Corp. have announced a commitment to cooperate in developing a portfolio of at least 800-megawatts of natural gas-fired power generation in the Chicago area.

The Midstream Services segment performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron North America Corp. are equal partners in Midwest Energy Hub, LLC, which will expand the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. The Company is an equal partner with The Coastal Corporation in Whitecap Energy System (Whitecap), which is developing a pipeline to deliver natural gas to new and existing power plants in Indiana, Illinois and Wisconsin. Whitecap will also service growth markets in existing gas utility systems.

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. Peoples Gas' home services activity is also part of this segment.

The Oil and Gas Production segment is active in the development and production of oil and gas reserves in selected basins in the United States. The Company targets on-shore prospects with proved producing oil and gas reserves and the potential for enhancement through drilling programs. Certain producing properties owned by the Company qualify for Section 29 income tax credits.

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. These and other activities do not fall under the above segments and are reported in the Other segment. In July 2000, the Company invested as a limited partner in EnerTech Capital Partners II L.P. This investment provides venture capital for energy-related and telecommunication entities, the opportunity for attractive financial returns and research and development information with the industry. The Company has committed a maximum of $5 million to this investment.

	Peoples Energy Corporation
				Retail			Corporate
(Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 199,715	$ -	$ 20,095	$ 30,352	$ 12,236	$ 11	$ (1,161)	$ 261,248
Depreciation, Depletion and Amortization	22,222	-	69	419	5,653	16	31	28,410
Operating Income (Loss)	25,966	(1,629)	(1,061)	(902)	3,356	(267)	(2,823)	22,640
Equity Investment Income	-	2,915	-	-	20	160	-	3,095
Operating Income and Equity Investment Income	25,966	1,286	(1,061)	(902)	3,376	(107)	(2,823)	25,735
Segment Assets	1,495,661	1,221	10,478	8,200	92,208	(49)	333	1,608,052
Investments in Equity Investees	-	99,311	-	-	26,095	5,264	-	130,670
Capital Spending	$ 25,440	$ 1,221	$ 176	$ (177)	$ 20,741	$ 654	$ 25	$ 48,080

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 168,625	$ -	$ 27,074	$ 21,125	$ 2,576	$ 4	$ (470)	$ 218,934
Depreciation, Depletion and Amortization	19,493	-	76	305	528	-	-	20,402
Operating Income (Loss)	15,623	(603)	524	(2,648)	1,193	(151)	(772)	13,166
Equity Investment Income	-	(475)	-	-	(8)	(122)	-	(605)
Operating Income and Equity Investment Income	15,623	(1,078)	524	(2,648)	1,185	(273)	(772)	12,561
Segment Assets	1,468,749	-	8,350	7,542	31,231	-	173	1,516,045
Investments in Equity Investees	-	78,246	-	-	3,816	3,889	-	85,951
Capital Spending	$ 31,184	$ 20,169	$ (29)	$ 377	$ 19,416	$ (2,000)	$ (933)	$ 68,184

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 968,985	$ -	$ 98,466	$ 111,650	$ 22,912	$ 30	$ (3,648)	$ 1,198,395
Depreciation, Depletion and Amortization	63,122	-	202	1,228	10,290	49	98	74,989
Operating Income (Loss)	182,272	(3,290)	7,020	(2,542)	5,750	(897)	(9,744)	178,569
Equity Investment Income	-	8,460	-	-	315	369	-	9,144
Operating Income and Equity Investment Income	182,272	5,170	7,020	(2,542)	6,065	(528)	(9,744)	187,713
Segment Assets	1,495,661	1,221	10,478	8,200	92,208	(49)	333	1,608,052
Investments in Equity Investees	-	99,311	-	-	26,095	5,264	-	130,670
Capital Spending	$ 77,094	$ 1,050	$ 176	$ 1,055	$ 90,397	$ 722	$ 90	$ 170,584

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 859,324	$ -	$ 74,812	$ 85,915	$ 5,894	$ 15	$ (2,708)	$ 1,023,252
Depreciation, Depletion and Amortization	57,899	-	227	848	2,581	-	2	61,557
Operating Income (Loss)	160,957	(989)	8,057	(1,966)	1,120	(360)	(2,071)	164,748
Equity Investment Income	-	(521)	-	-	46	18	-	(457)
Operating Income and Equity Investment Income	160,957	(1,510)	8,057	(1,966)	1,166	(342)	(2,071)	164,291
Segment Assets	1,468,749	-	8,350	7,542	31,231	-	173	1,516,045
Investments in Equity Investees	-	78,246	-	-	3,816	3,889	-	85,951
Capital Spending	$ 64,299	$ 45,335	$ 29	$ 3,056	$ 6,748	$ -	$ 61	$ 119,528

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
12 Months Ended 06-30-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 1,089,786	$ -	$ 130,569	$ 126,993	$ 26,257	$ 41	$ (4,122)	$ 1,369,524
Depreciation, Depletion and Amortization	83,126	-	186	1,747	11,748	50	107	96,964
Operating Income (Loss)	176,166	(3,931)	7,955	(4,167)	6,781	(1,061)	(11,909)	169,834
Equity Investment Income	-	17,495	-	-	327	654	-	18,476
Operating Income and Equity Investment Income	176,166	13,564	7,955	(4,167)	7,108	(407)	(11,909)	188,310
Segment Assets	1,495,661	1,221	10,478	8,200	92,208	(49)	333	1,608,052
Investments in Equity Investees	-	99,311	-	-	26,095	5,264	-	130,670
Capital Spending	$ 111,442	$ 8,733	$ 218	$ 2,212	$ 92,007	$ 3,302	$ (1,327)	$ 216,587

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
12 Months Ended 06-30-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 968,068	$ -	$ 86,100	$ 91,834	$ 7,334	$ 16	$ (3,204)	$ 1,150,148
Depreciation, Depletion and Amortization	77,105	-	279	948	3,414	-	2	81,748
Operating Income (Loss)	149,782	(989)	9,926	(3,567)	1,274	(469)	(3,954)	152,003
Equity Investment Income	-	(521)	-	-	46	220	-	(255)
Operating Income and Equity Investment Income	149,782	(1,510)	9,926	(3,567)	1,320	(249)	(3,954)	151,748
Segment Assets	1,468,749	-	8,350	7,542	31,231	-	173	1,516,045
Investments in Equity Investees	-	78,246	-	-	3,816	3,889	-	85,951
Capital Spending	$ 138,450	$ 81,010	$ 1,828	$ 6,365	$ 35,590	$ (1,987)	$ (880)	$ 260,376

The following table reconciles total segment assets and investments in equity investees to the Company's consolidated total assets at June 30, 2000 and 1999 as follows:

	June 30,
	2000	1999
	(Thousands)

Segment Assets	$ 1,608,052	$ 1,516,045
Investments in Equity Investees	130,670	85,951
Other Investments not included in
above Categories	12,031	10,416
Total Capital Investments - Net	1,750,753	1,612,412

Current Assets	558,395	363,475
Other Assets	97,928	81,004
Total Assets	$ 2,407,076	$ 2,056,891

The following table reconciles total segment operating income and equity investment income to the Company's consolidated net income for the three, nine and 12 months ended June 30, 2000 and 1999 as follows:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating income and equity investment income	$ 25,735	$ 12,561	$ 187,713	$ 164,291	$188,310	$ 151,748
Other income and (deductions)	1,948	4,747	3,491	19,138	5,496	20,940
Interest expense	13,224	10,129	38,303	30,379	48,737	39,702
Income taxes	3,607	187	55,051	56,606	51,027	47,784
Net Income	$ 10,852	$ 6,992	$ 97,850	$ 96,444	$ 94,042	$ 85,202

	Peoples Gas				North Shore Gas
			Retail
(Thousands)	Gas	Midstream	Energy		Gas
Three Months Ended 06-30-00	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 171,063	$ 577	$ 374	$ 172,014	$ 27,963
Depreciation and Amortization	19,985	-	-	19,985	2,237
Operating Income (Loss)	23,193	(15)	82	23,260	2,264
Segment Assets	1,291,945	-	-	1,291,945	203,716
Capital Spending	$ 22,168	$ -	$ -	$ 22,168	$ 3,272

			Retail
	Gas	Midstream	Energy		Gas
Three Months Ended 06-30-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 146,778	$ 463	$ 205	$ 147,446	$ 21,847
Depreciation and Amortization	17,375	-	-	17,375	2,118
Operating Income (Loss)	12,700	463	(12)	13,151	2,923
Segment Assets	1,268,188	-	-	1,268,188	200,561
Capital Spending	$ 27,138	$ -	$ -	$ 27,138	$ 4,046

			Retail
	Gas	Midstream	Energy		Gas
Nine Months Ended 06-30-00	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 821,467	$ 5,016	$ 1,442	$ 827,925	$ 136,448
Depreciation and Amortization	56,486	-	-	56,486	6,636
Operating Income (Loss)	149,819	4,389	49	154,257	22,956
Segment Assets	1,291,945	-	-	1,291,945	203,716
Capital Spending	$ 68,329	$ -	$ -	$ 68,329	$ 8,765

			Retail
	Gas	Midstream	Energy		Gas
Nine Months Ended 06-30-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 739,664	$ 4,583	$ 749	$ 744,996	$ 119,661
Depreciation and Amortization	51,582	-	-	51,582	6,318
Operating Income (Loss)	135,783	4,583	(165)	140,201	25,174
Segment Assets	1,268,188	-	-	1,268,188	200,561
Capital Spending	$ 84,857	$ -	$ -	$ 84,857	$ 10,625

			Retail
	Gas	Midstream	Energy		Gas
12 Months Ended 06-30-00	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 926,208	$ 6,415	$ 1,821	$ 934,444	$ 152,508
Depreciation and Amortization	74,348	-	-	74,348	8,778
Operating Income (Loss)	144,485	5,788	(152)	150,121	22,185
Segment Assets	1,291,945	-	-	1,291,945	203,716
Capital Spending	$ 126,156	$ -	$ -	$ 126,156	$ 16,801

			Retail
	Gas	Midstream	Energy		Gas
12 Months Ended 06-30-99	Distribution	Services	Services	Total	Distribution
Operating Revenues	$ 834,337	$ 4,698	$ 749	$ 839,784	$ 133,731
Depreciation and Amortization	68,790	-	-	68,790	8,315
Operating Income (Loss)	124,777	4,698	(165)	129,310	25,005
Segment Assets	1,268,188	-	-	1,268,188	200,561
Capital Spending	$ 97,524	$ -	$ -	$ 97,524	$ 9,742

The following table reconciles total segment assets to Peoples Gas' consolidated total assets at June 30, 2000 and 1999 as follows:

	June 30,
	2000	1999
	(Thousands)

Segment Assets	$ 1,291,944	$ 1,268,188
Other Investments	10,332	8,782
Total Capital Investments - Net	1,302,276	1,276,970

Current Assets	371,412	285,113
Other Assets	65,565	55,952
Total Assets	$ 1,739,253	$ 1,618,035

The following table reconciles total segment operating income to Peoples Gas' consolidated net income for the three, nine and 12 months ended June 30, 2000 and 1999 as follows:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating income	$ 23,260	$ 13,151	$154,257	$140,201	$150,121	$129,310
Other income and (deductions)	1,173	3,151	2,436	17,115	4,205	18,353
Interest expense	7,850	7,866	25,646	24,845	33,418	32,891
Income taxes	5,863	983	49,446	48,890	44,671	40,997
Net Income	$ 10,720	$ 7,453	$ 81,601	$ 83,581	$ 76,237	$ 73,775

The following table reconciles total segment assets to North Shore Gas' consolidated total assets at June 30, 2000 and 1999 as follows:

	June 30,
	2000	1999
	(Thousands)

Segment Assets	$ 203,716	$ 200,561
Other Investments	22	22
Total Capital Investments - Net	203,738	200,583

Current Assets	36,386	33,895
Other Assets	24,632	23,404
Total Assets	$ 264,756	$ 257,882

The following table reconciles total segment operating income to North Shore Gas' consolidated net income for the three, nine and 12 months ended June 30, 2000 and 1999 as follows:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
	(Thousands)

Operating income	$ 2,264	$ 2,923	$ 22,956	$ 25,174	$ 22,185	$ 25,005
Other income and (deductions)	176	360	265	629	399	786
Interest expense	1,259	1,310	3,866	4,021	5,123	5,236
Income taxes	401	509	7,477	8,213	6,659	7,708
Net Income	$ 780	$ 1,464	$ 11,878	$ 13,569	$ 10,802	$ 12,847

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

On September 30, 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

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

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 2000, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $30.5 million; for North Shore Gas the total was $19.9 million; and for the Company on a consolidated basis the total deferred was $50.4 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at June 30, 2000 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at June 30, 2000 have not been reduced to reflect recoveries from other insurance carriers.

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

In November 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In June 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $21.5 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

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

On March 1, 2000, the City of Chicago issued $175 million aggregate principal amount of adjustable rate Gas Supply Refunding Revenue Bonds - Series 2000A, Series 2000B, Series 2000C and Series 2000D - which were secured by an equal amount of Peoples Gas' adjustable rate 30-year First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ, respectively. The proceeds were deposited with a trustee and used to redeem $175 million of aggregate principal amount of previously issued gas supply revenue bonds.

5B. Interest Rate Adjustments

The rate of interest on the $27 million aggregate principal amount of the City of Chicago 1993 Series B Bonds, which are secured by an equal principal amount of Peoples Gas' adjustable-rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. Therefore, these bonds are classified as short-term debt on the balance sheet. All Series B Bonds that were tendered prior to December 1, 1999 have been remarketed. The interest rate on the Series B Bonds will be 4.05% for the period December 1, 1999 through November 30, 2000.

The rates of interest on the $175 million aggregate principal amount of the City of Chicago Bonds, Series 2000A, Series 2000B, Series 2000C and Series 2000D, which are secured by equal aggregate principal amounts of Peoples Gas' adjustable-rate First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ, respectively, - are subject to adjustment each week. Owners of the City of Chicago Bonds have the right to tender such bonds at par at each weekly interest reset date. Peoples Gas is obligated to purchase any such bonds tendered that cannot be remarketed. Therefore, these bonds are shown as short-term debt on the balance sheet. All City of Chicago Bonds, Series 2000 that have been tendered were remarketed.

5C. Bonds Redeemed

On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' adjustable-rate First and Refunding Mortgage Bonds, Series W. On January 19, 1999, North Shore Gas redeemed, using a portion of the bond issuance proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which were secured by North Shore Gas' First Mortgage Bonds, Series K.

On April 3, 2000, Peoples Gas redeemed $100 million aggregate principal amount of the City of Chicago 1985 Series B Bonds and City of Chicago 1985 Series C Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series Y and Series Z, respectively. Funding for redemption was provided by the proceeds from the issuance of $100 million aggregate principal amount of the City of Chicago Bonds, Series 2000A and Series 2000B, which are secured by Peoples Gas' weekly adjustable rate First and Refunding Mortgage Bonds, Series GG and Series HH, respectively.

On May 1, 2000, Peoples Gas redeemed $75 million aggregate principal amount of the City of Chicago 1990 Series A Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series BB. Funding for redemption was provided by the proceeds from the issuance of $75 million aggregate principal amount of the City of Chicago Bonds, Series 2000C and Series 2000D, which are secured by Peoples Gas' weekly adjustable rate First and Refunding Mortgage Bonds, Series II and Series JJ, respectively.

5D. Commercial Paper

As of June 30, 2000, the Company's consolidated commercial paper outstanding was $352.0 million, including $68.0 million for Peoples Gas.

6. EARNINGS PER SHARE

Shares used to compute diluted earnings per share for the Company are as follows:

	Average Common Stock Shares (Thousands)
	Three Months Ended		Nine Months Ended		12 Months Ended
June 30,	2000	1999	2000	1999	2000	1999
As reported shares	35,328	35,485	35,448	35,473	35,457	35,449
Effects of options	2	13	4	13	5	13
Diluted shares	35,330	35,498	35,452	35,486	35,462	35,462

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

Comprehensive income for the Company for the three, nine and 12 months ended June 30, 2000 and 1999 is as follows:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
(Thousands)	2000	1999	2000	1999	2000	1999
Net income	$ 10,852	$6,992	$97,850	$96,444	$94,042	$85,202

Other comprehensive income
Minimum pension liability	-	-	-	-	1,533	1,604
Income tax (expense)/benefit	-	-	-	-	(609)	(636)
Other comprehensive income, net of tax	-	-	-	-	924	968

Comprehensive income	$10,852	$6,992	$97,850	$96,444	$94,966	$86,170

Comprehensive income for Peoples Gas for the three, nine and 12 months ended June 30, 2000 and 1999 is as follows:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
(Thousands)	2000	1999	2000	1999	2000	1999
Net income	$10,720	$7,453	$81,601	$83,581	$76,237	$73,775

Other comprehensive income
Minimum pension liability	-	-	-	-	1,533	1,604
Income tax (expense)/benefit	-	-	-	-	(609)	(636)
Other comprehensive income, net of tax	-	-	-	-	924	968

Comprehensive income	$10,720	$7,453	$81,601	$83,581	$77,161	$74,743

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The Company is reporting operating income and equity investment income for each of its six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production and Other. (See Note 3 of the Notes to Consolidated Financial Statements.) Peoples Gas is primarily active in the Gas Distribution segment, but it is also involved in activities reported in the Midstream Services and Retail Energy Services segments. North Shore Gas is active in the Gas Distribution segment only.

Net Income

Net income for the Company for the three months ended June 30, 2000, increased $3.9 million to $10.9 million. Results for the quarter were positively impacted by settlement accounting and net periodic benefit costs (pension benefit accounting), earnings growth in the diversified segments and weather that was 15-percent colder than the year-ago period. Partially offsetting these positive impacts were the effects of a state income tax refund received in the prior period and an increase in depreciation expense.

Net income for the Company for the nine months ended June 30, 2000, increased $1.4 million to $97.9 million. Year to date results include the impact of pension benefit accounting and growth in diversified earnings. Warmer than normal weather negatively effected both periods. However, the effects of 14-percent warmer than normal weather in the current period were substantially mitigated due to the impact of a weather insurance policy. Partially offsetting these positive effects were the elimination in the prior period of the decommissioning liability associated with the Peoples Gas' 1995 retirement of its synthetic natural gas plant and the effects of a state income tax refund in the prior period.

Net income for the Company for the 12 months ended June 30, 2000, increased $8.8 million to $94.0 million, primarily due to pension benefit accounting, increases in the earnings of diversified business segments, and slightly colder weather in the current period. Partially offsetting these positive effects were the elimination in the prior period of the decommissioning liability and the effects of a state income tax refund in the prior period.

Net income for Peoples Gas increased $3.3 million to $10.7 million, for the three months ended June 30, 2000. The increase was primarily due to pension benefit accounting and to weather that was 15-percent colder than during last year's third quarter. Partially offsetting these positive impacts were the effects of a state income tax refund received in the prior period, an increase in depreciation expense, and a decrease in normalized gas deliveries.

Net income for Peoples Gas for the nine months ended June 30, 2000 decreased by $2.0 million to $81.6 million. The decrease was primarily due to the elimination in the prior period of the decommissioning liability associated with the retirement of its synthetic natural gas plant, the state income tax refund received in the prior period, an increase in depreciation expense, and a reduction in normalized gas deliveries. These effects were partially offset by pension benefit accounting and a reduction in the provision for uncollectible accounts.

Net income for Peoples Gas increased $2.5 million to $76.2 million, for the 12 months ended June 30, 2000. The increase was primarily due to pension benefit accounting, the effect of slightly colder weather in the current period, a reduction in costs associated with liability insurance, and a decrease in the provision for uncollectible accounts. Partially offsetting these positive impacts were the elimination in the prior period of the decommissioning liability, the effect of the state income tax refund received in the prior period, an increase in depreciation expense, and a decline in normalized gas deliveries.

Net income for North Shore Gas decreased $684,000 to $780,000, for the three months ended June 30, 2000. The decrease was primarily due to higher costs associated with a new customer information system, the effects of a state income tax refund received in the prior period, higher labor costs, and an increase in certain environmental costs not associated with Manufactured Gas Sites. Partially offsetting these effects was the impact of colder weather in the current period.

Net income for North Shore Gas for the nine months ended June 30, 2000 decreased by $1.7 million to $11.9 million. The decrease was primarily due to higher costs associated with a new customer information system, the effects of a state income tax refund received in the prior period, higher labor costs, and an increase in certain environmental costs not associated with Manufactured Gas Sites. Partially offsetting these effects were increased normalized gas deliveries in the current period.

Net income for North Shore Gas decreased $2.0 million to $10.8 million, for the 12 months ended June 30, 2000. The decrease was primarily due to higher costs associated with a new customer information system, the effects of a state income tax refund received in the prior period, higher labor costs, an increase in depreciation expense, and an increase in certain environmental costs not associated with Manufactured Gas Sites. Partially offsetting these effects was an increase in normalized gas deliveries and slightly colder weather in the current period.

A summary of variations affecting income between years is presented below, with explanations of significant differences by segment following:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30, 2000		June 30, 2000		June 30, 2000
(Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Operating Income and Equity Investment Income
Gas Distribution	$ 10,343	66.2	$ 21,315	13.2	$ 26,384	17.6
Power Generation	2,364	219.3	6,680	442.7	15,074	998.3
Midstream Services	(1,585)	(302.5)	(1,037)	(12.9)	(1,971)	(19.9)
Retail Energy Services	1,746	65.9	(576)	(29.3)	(600)	(16.8)
Oil and Gas Production	2,191	184.9	4,899	420.2	5,788	438.5
Other	166	60.8	(186)	(54.4)	(158)	(63.5)
Corporate and Adjustments	(2,051)	(265.2)	(7,673)	(370.5)	(7,955)	(201.2)
Total Operating Income and Equity Investment Income	13,174	104.9	23,422	14.3	36,562	24.1
Other income and (deductions)	(2,799)	(59.0)	(15,647)	(81.8)	(15,444)	(73.8)
Interest expense	3,095	30.6	7,924	26.1	9,035	22.8
Income taxes	3,420	1,828.9	(1,555)	(2.7)	3,243	6.8
Net income applicable to common stock	3,860	55.2	1,406	1.5	8,840	10.4

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

Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position and coverage ratios of the Company. In order to mitigate the effect of substantially warmer weather, the Company purchased a five-year weather insurance policy. The weather insurance policy, beginning in fiscal year 2000, allows the Company to protect earnings when weather is more than eight-percent warmer than normal. The Company will continue to retain all upside revenue potential when weather is colder than normal.

Operating revenues for the Company increased for the three-month period, primarily due to the pass-through of higher unit costs of gas, the impact of colder weather, and the benefits associated with the weather insurance policy, partially offset by the impact of a decline in normalized gas deliveries. Operating income for the three-month period increased by $10.3 million to $26.0 million, due primarily to pension benefit accounting and the effect of colder weather in the current period. Partially offsetting these effects were an increase in depreciation expense and the impact of a decline in normalized gas deliveries.

Operating revenues for the Company increased for the nine- and 12-month periods due primarily to the pass-through of higher unit costs of gas and the benefits associated with the weather insurance policy, partially offset by a decline in normalized gas deliveries. Operating income for the nine-month period increased $21.3 million, to $182.3 million, primarily due to pension benefit accounting, the net benefits associated with the weather insurance policy and a decrease in the provision for uncollectible accounts. Partially offsetting these effects was an increase in depreciation expense and a decline in normalized gas deliveries. Operating income for the 12-month period increased $26.4 million to $176.2 million, due to pension benefit accounting, the net benefits associated with the weather insurance policy, the effect of colder weather in the current period, a reduction in costs associated with liability insurance, and a decrease in the provision for uncollectible accounts. Partially offsetting these effects were an increase in depreciation expense and a decline in normalized gas deliveries.

Operating revenues for Peoples Gas increased for the three-month period due to the pass-through of higher unit costs of gas and the impact of colder weather in the current period, partially offset by the impact of a decline in normalized gas deliveries. Operating income for the three-month period increased $10.5 million to $23.2 million, due to pension benefit accounting and the effect of colder weather in the current period. Partially offsetting these effects were an increase in depreciation expense and the impact of a decline in normalized gas deliveries.

Operating revenues for Peoples Gas for the nine-month period increased primarily due to the pass-through of higher unit costs of gas, partially offset by the decline in normalized gas deliveries. Operating income for the nine-month period increased by $14.0 million to $149.8 million, due primarily to pension benefit accounting and a decrease in the provision for uncollectible accounts. Partially offsetting these effects were an increase in depreciation expense and a decline in normalized gas deliveries.

For the 12-month period, operating revenues increased for Peoples Gas due to the pass-through of higher unit costs of gas and the effect of colder weather in the current period, partially offset by a decline in normalized gas deliveries. Operating income for the 12-month period increased by $19.7 million to $144.5 million, primarily due to pension benefit accounting, the impact of slightly colder weather, a reduction in costs associated with liability insurance, and a decrease in the provision for uncollectible accounts. Partially offsetting these impacts were higher depreciation expense and a decline in normalized gas deliveries.

Operating revenues for North Shore Gas increased for the three-month period, primarily due to the pass-through of higher unit costs of gas and the impact of colder weather. Operating income for North Shore Gas decreased $659,000 to $2.3 million, for the three months ended, primarily due to increased costs associated with the implementation of a new customer information system, higher labor costs, and an increase in certain environmental costs not associated with Manufactured Gas sites. These impacts were partially offset by the effect of colder weather in the current period.

Operating revenues for North Shore Gas increased for the nine-month period, primarily due to the pass-through of higher unit costs of gas and the impact of an increase in normalized gas deliveries, partially offset by the impact of warmer weather. Operating income for North Shore Gas decreased $2.2 million, to $23.0 million, for the nine months ended, primarily due to increased costs associated with the implementation of a new customer information system, higher labor costs, an increase in certain environmental costs not associated with Manufactured Gas Sites, and the impact of warmer weather. These effects were partially offset by increased normalized deliveries in the current period.

Operating revenues for North Shore Gas increased for the 12-month period, primarily due to the pass-through of higher unit costs of gas and the impact of an increase in normalized gas deliveries. Operating income for North Shore Gas decreased $2.8 million to $22.2 million, for the 12 months ended, primarily due to increased costs associated with the implementation of a new customer information system, higher labor costs, an increase in depreciation expense, and an increase in certain environmental costs not associated with Manufactured Gas Sites. These impacts were partially offset by the effect of increased normalized gas deliveries in the current period.

The Company's objectives for this segment center on continuous improvement, technological advancements and customer service. Initiatives for fiscal 2000 include the enhancement of the Company's C-first customer information system which was implemented in February, 2000, the near completion of the SureReadsm automatic meter reading system, gas supply portfolio optimization through agreements with Enron North America Corp., and continued pursuit of cost reductions and efficiency gains.

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Resources Inc. are equal investors in Elwood Energy LLC (Elwood), which owns and operates a 600MW simple-cycle peaking facility near Chicago, Illinois. The 600MW peaking facility represents the first phase of development for potentially the largest merchant facility in Illinois. Elwood has begun the second phase of development which involves the installation of an additional 750MW of peaking capacity by Summer 2001. This expansion will more than double the peaking capacity of the jointly owned plant to 1,350MW. Elwood is also evaluating the option to develop the third phase of the expansion involving the installation of up to 2,500MW of combined cycle generating capacity by 2003. In 1999, Elwood received the necessary permits for the 2,500MW combined cycle expansion. If fully developed, Elwood will own a total of 3,850MW of generating capacity at the facility. Separately, the Company and Enron have announced a commitment to jointly develop a portfolio of at least 800MW of natural gas-fired power generation in the Chicago area.

Operating income and equity investment income amounted to $1.3 million, $5.2 million and $13.6 million, for the three-, nine- and 12-month periods, mostly as a result of the Company's investment in the Elwood power facility that came on line in July 1999. Equity Investment Income from Elwood was partially offset by development expenses related to the pursuit of new power projects.

The Company's objective is to own and operate more than 1,000MW of peaking capacity. It is pursuing regional opportunities in and near the City of Chicago as well as considering the expansion of the Elwood facility, which has received regulatory approvals for a total of 3,100MW of generating capacity. The Company expects equity investment income for fiscal 2000 to increase substantially from 1999 due to the full year impact of the initial phase of Elwood development. Annual revenues from the contracts for the entire plant capacity are recognized based on utilization of the plant.

Midstream Services Segment

The Company performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company's objective is to become the primary player in the Midwest market center. The Company operates a natural gas hub, owns and operates a natural gas liquids (NGL) peaking facility and is active in other asset-based wholesale activities. The Company and Enron North America Corp. are equal partners in Midwest Energy Hub, LLC, which will expand the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. The Company is an equal partner with The Coastal Corporation in Whitecap Energy System, which is developing a pipeline to deliver natural gas to new and existing power plants in Indiana, Illinois and Wisconsin. Whitecap will also service growth markets in existing gas utility systems.

The Company reflected a loss of $1.1 million for the current quarter as compared to operating income of $524,000 in the previous period due mainly to increased operating expenses related to business development. Also contributing were lower margins from wholesale marketing activities, partially offset by higher revenues from hub services.

Operating income for the nine- and 12-month periods decreased $1.0 million to $7.0 million, and $2.0 million to $8.0 million due primarily to operating expenses related to business development and lower margins from wholesale marketing activities. These effects were partially offset by higher revenues from hub services.

Retail Energy Services Segment

The Company markets gas and electricity and provides other services to retail customers. Commercial and industrial customers have been eligible to choose their gas supplier for many years, but the phased in eligibility for electric customers only began in October 1999.

For the three, nine and 12 months ended, operating results for this segment reflects losses of $902,000, $2.5 million and $4.2 million, respectively. All periods reflected growing gross margins from electricity sales which commenced last October and improved operating margins from the Peoples Home Services unit of Peoples Gas. Fiscal year to date and 12 months ended results also include nonrecurring revenue adjustments.

The Company's objective is to capture a major share of the regional market for energy sales. It will develop proprietary products as it participates in the Illinois electric and gas unbundling process and will continue to build the necessary infrastructure as it grows through direct marketing efforts and customer contract acquisitions.

Oil and Gas Production Segment

The Company is active in the development and production of oil and gas reserves in selected basins in the United States. The Company targets on-shore prospects with proved producing oil and gas reserves and the potential for enhancement through drilling programs. Certain producing properties owned by the Company qualify for Section 29 income tax credits.

For the three, nine and 12 months ended, operating income and equity investment income for the Company increased $2.2 million to $3.4 million, $4.9 million to $6.1 million, and $5.8 million to $7.1 million, respectively. The increases were due primarily to production revenues from working interest acquisitions and drilling programs. Net income was positively impacted by tax credits associated with certain producing properties.

The Company's objective is to become a top-fifty owner of U.S. gas reserves with holdings of between 350 to 400 billion cubic feet. Toward this goal the Company owned 91.5 Bcfe in proved reserves at 12/31/99. Existing oil and gas properties will be developed through drilling and production enhancements. The Company will continue to hedge production in order to mitigate price risk and will pursue reserve acquisitions that are consistent with its basin strategy. The Company intends to continue development of the expertise to operate its properties.

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

Other Income and Deductions

Other income and deductions for the Company decreased $2.8 million to $1.9 million, $15.6 million to $3.5 million, and $15.4 million to $5.5 million, respectively, for the three, nine and 12 months ended. The decrease for the quarter was due mainly to interest on a state income tax refund in the prior period. The decreases for the fiscal year and 12 months ended were due mainly to the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant as well as prior period interest on a state income tax refund.

Other income and deductions for Peoples Gas for the three months ended decreased $2.0 million to $1.2 million, primarily as a result of last year's receipt of interest income in connection with a state income tax refund and a decrease in the allowance for other funds used during construction.

Other income and deductions for Peoples Gas for the nine and 12 months ended decreased $14.7 million to $2.4 million and $14.1 million to $4.2 million. The decreases were due primarily to the prior year's elimination of the decommissioning reserve associated with the 1995 retirement of the Company's synthetic natural gas plant and the interest income received last year in connection with a state income tax refund.

Other income and deductions for North Shore Gas decreased $184,000, $364,000 and $387,000 for the three, nine and 12 months ended, primarily due to the interest income received last year in connection with a state income tax refund. Also affecting the nine- and 12-month periods was the interest income on bond proceeds held by the trustee.

Interest Expense

For the three-, nine- and 12-month periods, interest expense for the Company increased $3.1 million to $13.2 million, $7.9 million to $38.3 million, and $9.0 million to $48.7 million, respectively, due primarily to an increase in interest on short-term debt. Partially offsetting this effect were decreases in interest on long-term debt due to refinancing and interest on budget accounts. Also contributing to the increase in the nine- and 12-month periods was an increase in carrying charges on an environmental insurance recovery.

Interest expense for Peoples Gas for the nine and 12 months ended increased $801,000 to $25.6 million and $527,000 to $33.4 million, respectively. These increases were due mainly to an increase in short-term debt outstanding and an increase in short-term interest rates. Partially offsetting these impacts was a decrease in interest on long-term debt due to a refinancing, and to lower interest expense on budget plan balances.

Interest expense for North Shore Gas for the nine- and 12-month periods decreased $155,000 to $3.9 million and $113,000 to $5.1 million, respectively, due primarily to a decrease in interest expense on long-term debt and a reduction in interest expense on budget plan balances. Partially offsetting these effects was an increase in carrying charges on the environmental insurance recoveries.

Income Taxes

For the three and 12 months ended, income taxes for the Company increased $3.4 million to $3.6 million and $3.2 million to $51.0 million due mainly to higher pre-tax income. For the nine-month period, income taxes decreased $1.6 million to $55.1 million due mainly to lower pre-tax income. Also contributing to these effects were tax credits associated with an oil and gas production reserve acquisition in December 1999 and a state tax refund received in June, 1999.

For the three and 12 months ended, income taxes for Peoples Gas increased $4.9 million to $5.9 million and $3.7 million to $44.7 million, respectively. The increases were due primarily to higher pre-tax income in the current periods and to the state income tax refund reflected in the prior year. For the nine-month period income taxes increased by $556,000 to $49.4 million, primarily as a result of the state tax refund reflected in last year's results.

Income taxes for North Shore Gas decreased $108,000 to $401,000, $736,000 to $7.5 million, and $1.0 million to $6.7 million, respectively, for the three-, nine- and 12-month periods. The decreases were primarily due to lower pre-tax income, partially offset by a state tax refund reflected in last year's results.

Fiscal 2000 Outlook

The Company expects earnings per share for fiscal 2000 to fall between $2.65 and $2.75. The financial target for the gas distribution segment is to achieve a 13-percent return on common equity. Gas distribution Earnings Before Interest and Taxes (EBIT) is estimated to range between $175 million and $180 million, including the negative impacts of 14-percent warmer than normal weather ($19 million) and the positive impact of net periodic benefit costs ($21 million) and settlement accounting ($17 million). The financial target for the diversified business segments is to achieve a return of between 12 and 16-percent of total earnings, based on an estimated EBIT range of between $25 and $35 million.

Other Matters

Accounting Standards. In June 1998, as amended on May 19, 1999 by SFAS No. 137 and further amended in June 2000 by SFAS No. 138, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 2E of the Notes to Consolidated Financial Statements.

In October 1999, the Company adopted the SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." See Note 2E of the Notes to Consolidated Financial Statements.

March 2000, the Financial Accounting Standards Board issued FIN No. 44 - "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". See Note 2E of the Notes to Consolidated Financial Statements.

OPERATING STATISTICS

The following table represents gross margin components and gas distribution delivery statistics for the Company:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
Operating Revenues (Thousands):
Gas Distribution Sales
Residential
Heating	$ 138,901	$ 112,419	$ 691,798	$ 607,661	$ 768,401	$ 674,408
Non-heating	10,717	9,946	36,939	33,349	46,422	42,363
Commercial	21,599	16,404	105,750	84,842	116,438	94,809
Industrial	2,291	3,269	19,107	16,215	21,674	17,343
	173,508	142,038	853,594	742,067	952,935	828,923

Gas Distribution Transportation
Residential	6,311	7,303	29,086	34,131	33,918	38,935
Commercial	8,400	9,182	38,044	42,718	44,709	49,377
Industrial	5,283	5,623	20,306	21,615	25,505	26,514
Contract Pooling	1,614	1,011	6,189	8,106	7,827	10,136

	21,608	23,119	93,625	106,570	111,959	124,962

Other Gas Distribution Revenues	2,747	2,998	8,248	9,230	10,900	12,230

Diversified Segment Revenues	63,385	50,779	242,928	165,385	293,730	184,033

Total Operating Revenues	261,248	218,934	1,198,395	1,023,252	1,369,524	1,150,148
Less - Cost of Energy Sold	127,766	98,716	634,139	493,737	713,690	534,082

Gross Margin	$ 133,482	$ 120,218	$ 564,256	$ 529,515	$ 655,834	$ 616,066

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	17,480	16,018	106,252	106,762	114,131	113,797
Non-heating	660	678	2,863	2,662	3,401	3,152
Commercial	3,032	2,818	17,332	16,069	18,674	17,562
Industrial	272	713	3,529	3,591	4,018	3,791
	21,444	20,227	129,976	129,084	140,224	138,302

Transportation (a)
Residential	3,916	4,199	21,249	23,816	23,422	25,911
Commercial	7,563	6,969	35,660	36,560	40,820	41,265
Industrial	7,678	8,402	28,560	30,678	35,829	38,482
	19,157	19,570	85,469	91,054	100,071	105,658

Total Gas Distribution Deliveries	40,601	39,797	215,445	220,138	240,295	243,960

The following table represents gross margin components and delivery statistics for Peoples Gas:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
Operating Revenues (Thousands):
Gas Sales
Residential
Heating	$ 117,751	$ 95,940	$ 586,177	$ 515,483	$ 651,021	$ 571,990
Non-heating	10,441	9,727	36,015	32,535	45,274	41,353
Commercial	18,276	14,160	89,083	70,960	97,933	79,395
Industrial	1,648	2,800	15,480	12,999	17,845	14,011
	148,116	122,627	726,755	631,977	812,073	706,749

Transportation
Residential	6,049	7,020	27,998	32,999	32,617	37,596
Commercial	7,278	8,102	33,429	38,018	39,321	43,926
Industrial	4,556	4,892	17,653	18,955	22,128	23,104
Contract Pooling	1,427	902	5,589	7,665	7,103	9,633

	19,310	20,916	84,669	97,637	101,169	114,259

Diversified Segments	951	668	6,458	5,332	8,236	5,447

Other	3,637	3,235	10,043	10,050	12,966	13,329

Total Operating Revenues	172,014	147,446	827,925	744,996	934,444	839,784
Less - Gas Costs	66,669	44,167	373,141	293,626	402,715	316,215

Gross Margin	$ 105,345	$ 103,279	$ 454,784	$ 451,370	$ 531,729	$ 523,569

Deliveries (MDth):
Gas Sales
Residential
Heating	14,526	13,283	88,792	89,132	95,225	94,870
Non-heating	630	653	2,751	2,552	3,265	3,023
Commercial	2,531	2,415	14,383	13,207	15,459	14,466
Industrial	158	612	2,821	2,847	3,282	3,035
	17,845	16,963	108,747	107,738	117,231	115,394

Transportation
Residential	3,784	4,070	20,595	23,146	22,694	25,174
Commercial	6,433	5,991	30,823	31,756	35,340	35,888
Industrial	6,462	7,141	24,184	26,018	30,291	32,441
	16,679	17,202	75,602	80,920	88,325	93,503

Total Deliveries	34,524	34,165	184,349	188,658	205,556	208,897

The following table represents gross margin components for North Shore Gas:

	Three Months Ended		Nine Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2000	1999	2000	1999	2000	1999
Operating Revenues (Thousands):
Gas Sales
Residential
Heating	$ 21,150	$ 16,480	$ 105,621	$ 92,178	$ 117,380	$ 102,418
Non-heating	276	219	924	814	1,148	1,010
Commercial	3,323	2,244	16,667	13,882	18,505	15,414
Industrial	643	469	3,627	3,216	3,829	3,332
	25,392	19,412	126,839	110,090	140,862	122,174

Transportation
Residential	263	283	1,088	1,132	1,300	1,339
Commercial	1,122	1,080	4,615	4,700	5,389	5,451
Industrial	727	731	2,653	2,660	3,377	3,410
Contract Pooling	187	109	600	441	724	503

	2,299	2,203	8,956	8,933	10,790	10,703

Other	272	232	653	638	856	854

Total Operating Revenues	27,963	21,847	136,448	119,661	152,508	133,731
Less - Gas Costs	13,623	8,157	74,315	57,936	80,075	62,197

Gross Margin	$ 14,340	$ 13,690	$ 62,133	$ 61,725	$ 72,433	$ 71,534

Deliveries (MDth):
Gas Sales
Residential
Heating	2,954	2,735	17,460	17,630	18,906	18,927
Non-heating	30	25	112	110	136	129
Commercial	501	403	2,949	2,862	3,215	3,096
Industrial	114	101	708	744	736	756
	3,599	3,264	21,229	21,346	22,993	22,908

Transportation
Residential	132	129	654	670	729	737
Commercial	1,129	978	4,836	4,804	5,479	5,377
Industrial	1,217	1,261	4,377	4,660	5,538	6,041
	2,478	2,368	9,867	10,134	11,746	12,155

Total Deliveries	6,077	5,632	31,096	31,480	34,739	35,063

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

On March 1, 2000, the City of Chicago issued $175 million aggregate principal amount of Adjustable Rate Gas Supply Refunding Revenue Bonds - Series 2000A, Series 2000B, Series 2000C and Series 2000D - which were collateralized by equal amounts of Peoples Gas' Adjustable Rate 30 Year First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ, respectively. The proceeds were deposited with a trustee and used to redeem $175 million aggregate principal amount of previously issued gas supply revenue bonds. (See Note 5A of the Notes to Consolidated Financial Statements.)

Bonds Redeemed. On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' Adjustable-Rate First and Refunding Mortgage Bonds, Series W. On January 19, 1999, North Shore Gas redeemed, from a portion of the proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which were secured by North Shore Gas' First Mortgage Bonds, Series K. On April 3, 2000, Peoples Gas redeemed $100 million aggregate principal amount of the City of Chicago 1985 Series B Bonds and City of Chicago 1985 Series C Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series Y and Series Z, respectively. On May 1, 2000, Peoples Gas redeemed $75 million aggregate principal amount of the City of Chicago 1990 Series A Bonds, which had been secured by Peoples Gas' First and Refunding Mortgage Bonds, Series BB. A premium of $3.5 million was paid by the Company for current year redemptions. (See Note 5C of the Notes to Consolidated Financial Statements.)

Notes Issued. On July 26, the Company issued $100 million Floating Rate Notes (the "Notes"), due August 1, 2002. The Notes are redeemable at the option of the Company in whole, beginning on February 1, 2001 and quarterly thereafter, at a redemption price equal to 100-percent of the principal amount. The net proceeds from the sale of the Notes were applied to the reduction of short-term indebtedness.

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

Credit Lines. The Company has lines of credit totaling $250.0 million. Peoples Gas and North Shore Gas have lines of credit totaling $119.0 million of which North Shore Gas may borrow up to $30.0 million.

Interest Coverage.The fixed charges coverage ratios for Peoples Gas for the 12 months ended June 30, 2000, and for fiscal 1999 and 1998 were 4.49, 4.59 and 4.15, respectively. The corresponding coverage ratios for North Shore Gas for the same periods were 4.41, 4.77, and 5.07, respectively.

Dividends. On February 2, 2000, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 50 cents per share from the 49 cents per share previously in effect. The annualized dividend rate now amounts to $2.00 per share.

Guaranty Agreements. On December 31, 1999, Manhattan Power, LLC, a subsidiary of the Company, entered into an Acquisition Agreement with Westdeutsche Landesbank Girozentrale (WestLB), which provides the company an option to purchase a gas-powered electric generating turbine. In conjunction with this agreement, the Company entered into a Guaranty Agreement with WestLB, whereby the Company guarantees all obligations resulting from the Acquisition Agreement. The maximum dollar amount of this guarantee is $45.5 million.

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

Market Risk Management

Commodity Price Risk. The Company uses market risk sensitive financial instruments, including futures, forward contracts, and derivatives such as swaps and options, to manage its exposure to certain commodity price risks in its subsidiaries' operations. These risks occur because of the changing prices of natural gas, power, crude oil, ethane, and propane. The Company's policy for risk management activities stipulates that such financial instruments are only to be used for hedging purposes. (See Note 2F of the Notes to Consolidated Financial Statements.) The Company monitors and controls derivative and related physical positions using a mark-to-market analysis. This analysis provides information on credit exposure as well as the current value of the portfolio.

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

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options, approximately 83-percent of the production for the next twelve months is hedged, thereby removing market risk on that portion of the output. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity would be substantially offset by an equal gain in value resulting from the financial transaction. As of June 30, 2000 and 1999, the exposure from non-hedged production was immaterial to the consolidated financial statements. A sensitivity analysis has been prepared to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and related financial instruments used to mitigate the price exposure. As of June 30, 2000, an instantaneous 10-percent adverse movement in the Nymex forward curve for natural gas and oil would have reduced future earnings before income taxes by approximately $2.5 million.

The Company sells fixed price and variable priced products as part of its retail energy services. These contracts call for physical delivery and can not be settled financially. Risk is reduced through the use of fixed price supplier contracts and storage assets. As of June 30, 2000 and 1999, exposure from these activities was not material.

The Elwood facility is a gas-fired electric generating peaking facility. Elwood has agreed to sell all of the facility's generation capacity and energy produced at fixed demand and commodity charges under multi-year contracts. Therefore, Elwood has no price risk on its power sales during the term of these contracts. However, it does bear fuel price risk when natural gas prices exceed its targeted weighted average cost of gas (WACOG). The partnership has implemented a comprehensive risk management program that is intended to reduce price risk, stabilize cash flow and extract maximum value from its investment. The program includes the purchase of gas supply at or near targeted WACOG prices, limits to minimize the threat of loss through market movements, daily review of price exposure and frequent senior management review. As of June 30, 2000, approximately 98-percent of Elwood's expected fuel needs for the 2000 summer season were hedged through the use of financial hedges.

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

The Company and Peoples Gas manage their interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the Company's current mix of $202.0 million in variable rate bonds and $352.0 million in other short-term borrowings, assuming interest rates are 10-percent higher than the rates reported at the end of June 30, 2000, the Company's annualized interest expense would increase by approximately $3.3 million before considering the effect of income taxes.

Peoples Gas manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the current mix of $202.0 million in variable rate bonds and $68.0 million in other short-term borrowings, assuming interest rates are 10-percent higher than the rates reported at the end of June 30, 2000, Peoples Gas' annualized interest expense would increase by approximately $1.4 million before considering the effect of income taxes.

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
  Weather-related energy demand;
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
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

10(a)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated February 25, 2000.

10(b)	Storage Rate Schedule NSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 7, 2000.

10(c)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 16, 2000.

10(d)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 27, 2000.

10(e)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 31, 2000.

10(f)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000.

10(g)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000.

10(h)	Amendment to Transportation Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 17, 2000.

10(i)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 28, 2000.

10(j)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000.

10(k)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000.

10(l)	Exchange Agreement By and Between CoEnergy Trading Company and Peoples Gas, dated June 28, 2000.

10(m)	Delivery and Redelivery Services Contract By and Between Engage Energy US, LP. and Peoples Gas, dated July 1, 2000.

10(n)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000.

10(o)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000.

10(p)	Storage Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 9, 2000.

10(q)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 16, 2000.

10(r)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated May 1, 2000.

27	Financial Data Schedule

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant dated June 1, 2000

3(b)	By-Laws of the Registrant, as amended, dated June 1, 2000

10(a)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated February 25, 2000.

10(b)	Storage Rate Schedule NSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 7, 2000.

10(c)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 16, 2000.

10(d)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 27, 2000.

10(e)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 31, 2000.

10(f)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000.

10(g)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000.

10(h)	Amendment to Transportation Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 17, 2000.

10(i)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 28, 2000.

10(j)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000.

10(k)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000.

10(l)	Exchange Agreement By and Between CoEnergy Trading Company and Peoples Gas, dated June 28, 2000.

10(m)	Delivery and Redelivery Services Contract By and Between Engage Energy US, LP. and Peoples Gas, dated July 1, 2000.

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended June 30, 2000

None.

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant dated June 1, 2000

3(b)	By-Laws of the Registrant, as amended, dated June 1, 2000

10(n)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000.

10(o)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000.

10(p)	Storage Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 9, 2000.

10(q)	Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 16, 2000.

10(r)	Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated May 1, 2000.

27	Financial Data Schedule

b. Reports on Form 8-K filed during the quarter ended June 30, 2000

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

August 10, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

August 10, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

August 10, 2000	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer