Form 10-K405
period 2000-09-30
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 2000-12-15
CIK 77385, 77388, 110101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

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
(an Illinois Corporation)
130 East Randolph Drive, 24th Floor
Chicago, Illinois 60601-6207
Telephone (312) 240-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of Each Class	on which registered
Peoples Energy Corporation	New York Stock Exchange
Common Stock, without par value	Chicago Stock Exchange
Pacific Stock Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrants:

Peoples Energy Corporation	Approximately $1.5 billion computed on the basis of the closing market price of $41.13 for a share of Common Stock on November 30, 2000.

The Peoples Gas Light and Coke Company	None.

North Shore Gas Company	None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Peoples Energy Corporation	Common Stock, without par value, 35,355,998 shares outstanding at November 30, 2000

The Peoples Gas Light and Coke Company	Common Stock, without par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2000

North Shore Gas Company	Common Stock, without par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation) at November 30, 2000

This combined Form 10-K is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Documents Incorporated by Reference

	Document	Part of Form 10-K

Peoples Energy Corporation	Portions of the Company's Notice of Annual Meeting and Proxy Statement to be filed on or about December 22, 2000	Part III

The Peoples Gas Light and Coke Company	None

North Shore Gas Company	None

Peoples Energy Corporation

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2000

PART I

ITEM 1. Business

GENERAL

Peoples Energy Corporation (Company) is solely a holding Company and does not engage directly in any business of its own. Income is derived principally from the Company's utility subsidiaries, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas). The Company also derives income from its other subsidiaries, Peoples District Energy Corporation (Peoples District Energy), Peoples NGV Corp. (Peoples NGV), Peoples Energy Resources Corp. (Peoples Energy Resources), Peoples Energy Services Corporation (Peoples Energy Services), and Peoples Energy Ventures Corporation (Peoples Energy Ventures). The Company and its subsidiaries had 2,694 employees at September 30, 2000.

The Company was incorporated in 1967 under the Illinois Business Corporation Act and has its principal executive offices at 130 East Randolph Drive, Chicago, Illinois 60601-6207 (Telephone 312-240-4000). Its business activities are segregated into six segments as described below.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately 1 million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and six major interstate pipelines to Chicago.

Peoples Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 839,000 residential, commercial, and industrial retail sales and transportation customers within the City of Chicago (City).

North Shore Gas, an operating public utility, is engaged primarily in the purchase, storage, distribution, sale, and transportation of natural gas. It has approximately 149,000 residential, commercial, and industrial retail sales and transportation customers within its service area of approximately 275 square miles, located in northeastern Illinois.

The Power Generation segment is engaged in the development, construction, operation, and ownership of natural gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Energy, Inc. are equal investors in Elwood Energy LLC (Elwood), which owns and operates a 600-megawatt peaking facility near Chicago, Illinois. The Elwood facility is currently undergoing expansion that is expected to be completed in 2001.

The Midstream Services segment performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron North America Corp. (Enron) are equal partners in enovate, L.L.C. (enovate), which will expand the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. The Company also is an equal partner with The Coastal Corporation in Whitecap Energy System (Whitecap), which is developing a pipeline to deliver natural gas to new and existing power plants in Indiana, Illinois and Wisconsin. Whitecap will also service growth markets in existing gas utility systems.

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. Peoples Energy Services and Peoples Energy Home Services are engaged in providing energy commodities and value added services to industrial, commercial and residential customers.

The Oil and Gas Production segment is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company's focus is on low risk drilling opportunities and the acquisition of proved oil and gas reserves with upside potential which can be realized through drilling, production enhancement and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986 (Section 29). These credits are computed based on units of production.

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. These and other activities do not fall under the above segments and are reported in the Other segment.

COMPETITION AND DEREGULATION

Peoples Gas and North Shore Gas are authorized, by statute and/or certificates of public convenience and necessity to conduct operations in the territories they serve. In addition, these subsidiaries operate under franchises and license agreements granted them by the communities they serve. Peoples Gas holds a perpetual, non-exclusive franchise from the City. North Shore Gas' franchises with communities within its service territory are of various terms and expiration dates.

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

On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, were able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given the choice by May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50 percent of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15 percent of its assets to an affiliated or unaffiliated entity without approval from the Illinois Commerce Commission (Commission). In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, reduced their residential rates by 15 percent on August 1, 1998. In addition, both utilities must further reduce their residential rates by five percent, one on October 1, 2001, and the other on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. However, subject to certain capacity restrictions, electric utilities can divest assets without Commission approval. It is too early to determine the effects that restructuring of the electric market will have on the competitive position of the Company's subsidiaries.

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

Through its Retail Energy Services segment, the Company is involved in the marketing of gas and electricity to retail customers. The Company has seen substantial growth in its nearly four years of full operation and is now one of the three largest energy marketing suppliers in the state of Illinois. Competition in this arena is intense and comes from utility affiliates, purchases by some larger marketers, and a number of smaller marketers as the market continues to expand. Through its positive name recognition, acquisition of customer contracts and strategic marketing efforts, the Company aims to capture major regional market share of this business. The business climate is volatile with many companies entering and exiting the business.

SALES AND RATES

Peoples Gas and North Shore Gas sell natural gas having an average heating value of approximately 1,000 British thermal units (Btus) per cubic foot.* Sales are made and service rendered by Peoples Gas and North Shore Gas pursuant to rate schedules on file with the Commission containing various service classifications largely reflecting customers' different uses and levels of consumption. The Gas Charge is determined in accordance with the provisions in Rider 2, Gas Charge, to recover the costs incurred by Peoples Gas and North Shore Gas to purchase, transport, manufacture, and store gas supplies. The level of the Gas Charge under both subsidiaries' rate schedules is adjusted monthly to reflect increases or decreases in natural gas supplier charges, purchased storage service costs, transportation charges and liquefied petroleum gas costs. In addition, under the tariffs of Peoples Gas and North Shore Gas, the difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or a current asset (with a contra entry to Gas Costs). (See Note 1M of the Notes to Consolidated Financial Statements.)

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

(100 cubic feet = 1 therm; 10 therms = 1 Dekatherm - Dth; 1,000 Dekatherms = 1 MDth)

The basic marketing plans of Peoples Gas and North Shore Gas are to maintain their existing shares in all market segments and develop opportunities emerging from changes in the utility environment and technological equipment advances for new, expanded, or current natural gas applications, including cogeneration, prime movers, microturbines, natural gas-fueled vehicles and natural gas air-conditioning.

STATE LEGISLATION AND REGULATION

Peoples Gas and North Shore Gas are subject to the jurisdiction of and regulation by the Commission, which has general supervisory and regulatory powers over practically all phases of the public utility business in Illinois. These include rates and charges, issuance of securities, services and facilities, systems of accounts, investments, safety standards, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters.

FEDERAL LEGISLATION AND REGULATION

The Company is a holding company as defined in the Public Utility Holding Company Act of 1935 (Act). By Order entered on December 6, 1968 (Holding Company Act Release No. 16233), the Securities and Exchange Commission (SEC), pursuant to Section 3(a)(1) of the Act, exempted the Company and its subsidiary companies as such from the provisions of the Act, other than Section 9(a)(2) thereof.

Most of the gas distributed by Peoples Gas and North Shore Gas is transported to the utilities' distribution systems by interstate pipelines. In their provision of gas sales services (gathering, transportation and storage services, and gas supply), pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act and the Natural Gas Policy Act of 1978. (See "Sales and Rates" and "Current Gas Supply".)

Peoples Gas' operation of its natural gas hub is subject to the jurisdiction of and regulation by the FERC, which has authority over the rates, terms and conditions of the hub services.

ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to federal and state environmental laws. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas plant operations. (See Note 3A of the Notes to Consolidated Financial Statements.) In addition, North Shore Gas has received a demand for payment of environmental response costs at a former mineral processing site in Denver, Colorado. (See Note 3B of the Notes to Consolidated Financial Statements. Also, Peoples Gas and North Shore Gas are conducting a mercury inspection and remediation program. (See Note 3C of the Notes to Consolidated Financial Statements.)

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

The following tabulation shows the expected design peak-day availability of gas in thousands of dekatherms (MDth) during the 2000-2001 heating season for Peoples Gas and North Shore Gas:

	Peoples Gas		North Shore Gas
	Design Peak-Day	Year of	Design Peak-Day	Year of
	Availability	Contract	Availability	Contract
Source	(MDth)	Expiration	(MDth)	Expiration
Firm direct purchases (1)	424	2000-2008	117	2000-2008
Liquefied petroleum gas	40		40 (2)
Peaking Service:
Peoples Energy Resources	60	(3)
Storage gas:
Leased (4)	623	2001-2003	160	2003
Peoples-Manlove (5)	993		63	(6)
Customer-owned (7)	372		57
Total expected design
peak-day availability	2,512		437

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

(4) Consists of leased storage services required to meet design day requirements with contract lengths varying from nine months to five years.

(5) Manlove Field, Peoples Gas' underground storage facility located near Champaign, Illinois, has seasonal top-gas inventory of approximately 26,400 MDth for system supply of which approximately 1,566 MDth is dedicated to North Shore Gas. Peoples Gas also owns a liquefied natural gas (LNG) plant at Manlove Field for the primary purpose of supporting late-season deliverability from the storage facility. The LNG plant has a storage capacity of 2,000 MDth and is capable of regasifying 300 MDth of gas per day. For the 2000-2001 heating season, Manlove Field complex will have a maximum peak-day delivery capability of approximately 1,056 MDth (including 63 MDth for the use of North Shore Gas).

(6) The contract with Peoples Gas was for an initial term expiring May 1, 1990. However, by its terms, the contract continues in effect unless canceled by either party upon 120 days notice prior to April 30 of any year thereafter.

(7) Consists of gas supplies purchased directly from producers and marketers by the utilities' commercial, industrial, and larger residential customers.

The sources of gas supply (including gas transported for customers) in MDth for Peoples Gas and North Shore Gas for the three years ended September 30, 2000, 1999 and 1998 were as follows:

	Peoples Gas			North Shore Gas
	2000	1999	1998	2000	1999	1998
Gas purchases	123,774	120,303	120,531	24,100	22,697	21,837
Liquefied petroleum gas produced	4	6	8	2	11	3
Customer-owned gas-received	86,738	95,492	93,758	11,366	11,981	12,355
Underground storage-net	(1,804)	(916)	(2,939)	(36)	97	28
Exchange gas-net	(455)	(1,255)	4,975	(765)	(10)	1,030
Company use, franchise
requirements, and
unaccounted-for gas	(3,371)	(3,765)	(3,693)	48	347	(383)
Total (a)	204,886	209,865	212,640	34,715	35,123	34,870

(a) See "Gas Sold and Transported" in Item 6.

Peoples Gas and North Shore Gas have entered into Gas Purchase and Agency Agreements with Enron North America Corp. (Enron). Under the terms of the Agreements, Enron agrees to sell and deliver gas to Peoples Gas and North Shore Gas covering baseload requirements plus incremental quantities as needed. (See Note 1Q of the Notes to Consolidated Financial Statements.)

Peoples Energy Services purchases the majority of the natural gas required to serve its retail customers from a single wholesale supplier, with the remaining requirements met through purchases from a small number of other suppliers. The gas supply agreement with the major supplier extends through March 31, 2002. The agreement applies to deliveries to serve retail customers in the northern Illinois market area. All gas is delivered to Peoples Energy Services at the Chicago city gates for those local distribution companies. Peoples Energy Services does not contract for interstate pipeline capacity in connection with purchases from the major supplier.

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

Substantially all of the physical properties now owned or hereafter acquired by Peoples Gas and North Shore Gas are subject to (a) the first-mortgage lien of each utility's mortgage to U.S. Bank Trust National Association, as Trustee, to secure the principal amount of each utility's outstanding first mortgage bonds and (b) in certain cases, other exceptions and defects that do not interfere with the use of the property.

The Company owns and operates, as part of its Midstream Services segment a plant in Will County, Illinois that gasifies natural gas liquids to support the sale of winter peaking services to area natural gas utilities and marketers. The current seasonal capacity of the plant is approximately 800,000 MMbtu. The plant is fully paid for and no liens exist on the property.

The Company owns working interests in various oil and gas reserves as part of its Oil and Gas Production segment. Currently, these interests are located in New Mexico,Texas, Louisiana, North Dakota, Oklahoma and Arkansas. The total investment in these properties is approximately $110.0 million. As of September 30, 2000, total proved oil and gas reserves owned by Peoples Energy Production were 67.0 equivalent Bcf. Reserve information on these properties was provided by the following engineering firms: Ryder Scott Company, L.P., Petroleum Engineers; Miller & Lents, LTD - International Oil & Gas Consultants; McCartney Engineering, LLC; and Prator Bett, LLC - Petroleum Engineers.

As part of its Power Generation segment, the Company is an equal investor with Dominion Energy, Inc. in the Elwood facility, a 600-megawatt peaking facility near Chicago, Illinois which is undergoing a 750-megawatt expansion expected to be completed in 2001.

As part of the Other segment, the Company and Trigen Energy Corporation are equal investors in a district energy facility located in Chicago, Illinois. The facility is subject to a security interest granted to the Prudential Insurance Company of America in connection with a project-based financing for the facility.

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

	Age at
Name	11/30/00	Position with the Company

Donald M. Field	51

Executive Vice President (1998) of the Company. Mr. Field is also Executive Vice President and Director (1998) of Peoples Gas and North Shore Gas. Prior to becoming Executive Vice President, Mr. Field was Vice President of Gas Operations of both utility subsidiaries. Mr. Field has been an employee of the Company and/or its subsidiaries since 1971.

James M. Gabel	44

Treasurer (2000) of the Company. Mr. Gabel is also Treasurer (2000) of Peoples Gas and North Shore Gas. Prior to becoming Treasurer, Mr. Gabel was Director of Financial Operations (1999). Mr. Gabel has been an employee of the Company and/or its subsidiaries since 1978.

James Hinchliff	60

Senior Vice President and General Counsel (1989) of the Company. Mr. Hinchliff is also Senior Vice President and General Counsel (1989) and a Director (1985) of Peoples Gas and North Shore Gas. Prior to that, he was Vice President and General Counsel (1984-1989) of the Company and of both utility subsidiaries. Prior to becoming Vice President and General Counsel, Mr. Hinchliff was Assistant General Counsel of the Company (1979-1984) and of both utility subsidiaries (1981-1984). Mr. Hinchliff has been an employee of the Company and/or its subsidiaries since 1972.

Peter H. Kauffman	54

Assistant General Counsel and Secretary (1998) of the Company. Mr. Kauffman is also Assistant General Counsel and Secretary of Peoples Gas and North Shore Gas. Mr. Kauffman has been an employee of the Company and/or its subsidiaries since 1972.

James M. Luebbers	54

Chief Financial Officer and Controller (1999) of the Company. Mr. Luebbers is also Chief Financial Officer and Controller and Director (1998) of Peoples Gas and North Shore Gas. Prior to that, he was Vice President and Controller (1998) of the Company and both utility subsidiaries. Prior to becoming Vice President and Controller, Mr. Luebbers was Vice President of Corporate Planning (1997). Mr. Luebbers has been an employee of the Company and/or its subsidiaries since 1969.

	Age at
Name	11/30/00	Position with the Company

William E. Morrow	44

Executive Vice President of the Company (2000). Mr. Morrow is also Executive Vice President of Peoples Gas and North Shore Gas (2000) and President of Peoples Energy Resources(2000). Prior to becoming Executive Vice President, Mr. Morrow was Vice President (1999) of the Company and its utility subsidiaries. Mr. Morrow has been an employee of the Company and/or its subsidiaries since 1979.

Kevin J. O'Connell	54

Vice President (Corporate Planning and Development) of the Company (2000). Prior to becoming Vice President of the Company Mr. O'Connell was Vice President of Peoples Energy Production Company (1998). Mr. O'Connell has been an employee of the Company and/or its subsidiaries since 1997. Prior to working at the Company, Mr. O'Connell was an employee of MidCon Corporation.

Thomas M. Patrick	54

President and Chief Operating Officer (1998) and Director (1998) of the Company. Mr. Patrick is also President and Chief Operating Officer (1998) and Director (1997) of Peoples Gas and North Shore Gas. Prior to becoming President, Mr. Patrick was Executive Vice President (1997-1998) of the Company and its subsidiaries and Vice President(1989-1996) of both utility subsidiaries. Mr. Patrick has been an employee of the Company and/or its subsidiaries since 1976.

Desiree G. Rogers	41

Chief Marketing and Communications Officer of the Company(2000). Ms. Rogers is also Vice President of Peoples Gas and North Shore Gas (1999). Ms. Rogers has been an employee of the Company and/or its subsidiaries since 1997. Prior to working for the Company, Ms. Rogers was the Director of the Illinois State Lottery (1992).

Richard E. Terry	63

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

PART II

ITEM 5. Market For The Company's Common Stock And Related Stockholder Matters

The common stock of the Company is listed on the New York, Chicago, and Pacific Stock Exchanges (trading symbol: PGL). At November 30, 2000, there were 23,559 registered shareholders.

The common stock price range and dividends declared per common share by quarters for fiscal 2000 and 1999 were as follows:

Fiscal	Stock Price			Dividends
Quarters	High	Low	Close	Declared

2000
Fourth	$ 35.38	$ 31.25	$ 33.39	$ 0.50
Third	35.06	26.63	32.38	0.50
Second	33.69	26.25	27.44	0.50
First	39.44	33.25	33.50	0.49

1999
Fourth	$ 39.50	$ 34.00	$ 35.19	$ 0.49
Third	39.94	32.13	37.69	0.49
Second	40.25	31.75	32.31	0.49
First	40.13	35.50	39.88	0.48

ITEM 6. Selected Financial Data
Peoples Energy Corporation

For fiscal years ended September 30,	2000		1999	1998	1997	1996
Common Stock Information
Basic and diluted earnings per share	$ 2.44	(a)	$ 2.61	$ 2.25	$ 2.81	$ 2.96
Cash dividends declared per share	$ 1.99		$ 1.95	$ 1.91	$ 1.87	$ 1.83
Book value per share at year-end	$ 22.02		$ 21.66	$ 20.94	$ 20.43	$ 19.48
Market Price (year-end, closing)	$ 33.39		$ 35.19	$ 36.00	$ 37 .69	$ 34 .00
Price-earnings ratio	13.7		13.5	16.0	13.4	11.5
Basic average shares outstanding (thousands)	35,413		35,477	35,257	35,000	34,942
Diluted average shares outstanding (thousands)	35,417		35,490	35,276	35,026	34,967
Operating Results (thousands)
Operating Revenues	$ 1,417,533		$ 1,194,381	$ 1,132,728	$ 1,273,689	$ 1,198,677
Less - Cost of energy sold	746,619		573,288	521,654	615,534	529,875
Gross Margin	$ 670,914		$ 621,093	$ 611,074	$ 658,155	$ 668,802
Net Income	$ 86,415		$ 92,636	$ 79,423	$ 98,404	$ 103,438
Assets at Year-end (thousands)
Property, plant and equipment	$ 2,517,100		$ 2,330,919	$ 2,209,957	$ 2,117,509	$ 2,046,156
Less - Accumulated depreciation and depletion	871,760		811,083	763,296	715,279	665,077
Net Property, Plant and Equipment	$ 1,645,340		$ 1,519,836	$ 1,446,661	$ 1,402,230	$ 1,381,079
Total assets	$ 2,501,918		$ 2,101,131	$ 1,904,500	$ 1,820,805	$ 1,783,750
Capital spending	$ 247,724		$ 234,171	$ 144,133	$ 93,721	$ 88,447
Capitalization at Year-end (thousands)
Common equity	$ 777,082		$ 768,730	$ 741,361	$ 716,499	$ 681,185
Long-term debt	419,663		521,734	516,604	527,004	527,064
Total Capitalization	$ 1,196,745		$ 1,290,464	$ 1,257,965	$ 1,243,503	$ 1,208,249
Financial Ratios (percent)
Capitalization at Year-end:
Common equity	65		60	59	58	56
Long-term debt	35		40	41	42	44
Total Capitalization	100		100	100	100	100
Return on common equity at year-end	11.1		12.1	10.7	13.7	15.2
Gas Distribution Deliveries: (MDth)
Sales - Residential	117,814		117,840	119,206	142,837	154,128
Commercial	18,974		17,411	19,501	24,994	27,390
Industrial	4,003		4,080	4,114	5,367	6,803
Transportation (b)	98,810		105,657	104,689	107,530	112,348
Total Gas Distribution Deliveries	239,601		244,988	247,510	280,728	300,669
Gas Distribution Customers: (average)
Sales - Residential	919,196		911,782	908,025	910,657	910,236
Commercial	48,540		44,382	46,639	50,914	50,719
Industrial	3,188		2,902	3,239	3,708	3,696
Transportation (b)	17,213		23,604	17,934	10,959	11,348
Total Gas Distribution Customers	988,137		982,670	975,837	976,238	975,999
Degree Days	5,650		5,646	5,564	6,806	7,080
Percent of normal (6,536)	86		86	85	104	108

(a) Includes a $0.27 nonrecurring charge related to the Company's mercury investigation and remediation program.
(b) Includes commercial, industrial, and larger residential customers

The Peoples Gas Light and Coke Company

For fiscal years ended September 30,	2000	1999	1998	1997	1996
Operating Results (thousands)
Operating Revenues	$ 956,569	$ 851,515	$ 907,520	$ 1,099,484	$ 1,036,575
Less - Gas costs	421,777	323,200	378,438	519,334	445,724
Gross Margin	$ 534,792	$ 528,315	$ 529,082	$ 580,150	$ 590,851
Net Income applicable to common stock	$ 73,576	$ 78,217	$ 68,378	$ 85,098	$ 88,752
Assets at Year-end (thousands)
Property, plant and equipment	$ 2,029,730	$ 1,968,749	$ 1,888,025	$ 1,819,567	$ 1,761,007
Less - Accumulated depreciation	728,158	689,670	654,262	614,224	571,255
Net Property, Plant and Equipment	$ 1,301,572	$ 1,279,079	$ 1,233,763	$ 1,205,343	$ 1,189,752
Total assets	$ 1,800,696	$ 1,631,053	$ 1,589,442	$ 1,557,627	$ 1,522,762
Capital spending	$ 97,400	$ 115,673	$ 94,425	$ 74,916	$ 74,610
Capitalization at Year-end (thousands)
Common equity	$ 605,955	$ 598,400	$ 582,519	$ 574,969	$ 564,182
Long-term debt	250,000	452,000	452,000	462,400	462,400
Total Capitalization	$ 855,955	$ 1,050,400	$ 1,034,519	$ 1,037,369	$ 1,026,582
Financial Ratios (percent)
Common equity	71	57	56	55	55
Long-term debt	29	43	44	45	45
Total Capitalization	100	100	100	100	100
Gas Distribution Deliveries (MDth)
Sales
Residential	98,650	98,631	100,467	121,259	131,339
Commercial	15,766	14,283	16,508	21,463	23,692
Industrial	3,272	3,308	3,360	4,521	5,873
Transportation (a)	87,198	93,643	92,305	94,441	99,516
Total Gas Distribution Deliveries	204,886	209,865	212,640	241,684	260,420
Margin per Dth delivered	$ 2.61	$ 2.52	$ 2.49	$ 2.40	$ 2.27
Number of Customers (average)
Residential	782,117	777,215	775,968	781,169	783,782
Commercial	39,759	35,871	38,389	42,750	42,888
Industrial	2,263	1,991	2,341	2,816	2,839
Transportation (a)	15,320	21,708	16,069	9,300	9,671
Total Customers	839,459	836,785	832,767	836,035	839,180
Degree Days	5,650	5,646	5,564	6,806	7,080
Percent of normal (6,536)	86	86	85	104	108

(a) Includes commercial, industrial and larger residential customers

North Shore Gas Company

For fiscal years ended September 30,	2000	1999	1998	1997	1996
Operating Results (thousands)
Operating Revenues	$ 157,446	$ 135,720	$ 144,206	$ 168,875	$ 163,809
Less - Gas costs	84,384	63,695	73,043	92,307	86,304
Gross Margin	$ 73,062	$ 72,025	$ 71,163	$ 76,568	$ 77,505
Net Income applicable to common stock	$ 6,184	$ 12,492	$ 12,986	$ 14,814	$ 16,347
Assets at Year-end (thousands)
Property, plant and equipment	$ 325,823	$ 317,368	$ 304,487	$ 295,631	$ 284,896
Less - Accumulated depreciation	122,412	115,143	107,590	100,957	93,821
Net Property, Plant and Equipment	$ 203,411	$ 202,225	$ 196,897	$ 194,674	$ 191,075
Total assets	$ 265,125	$ 261,804	$ 251,263	$ 230,694	$ 237,500
Capital spending	$ 10,829	$ 14,614	$ 11,082	$ 11,371	$ 13,286
Capitalization at Year-end (thousands)
Common equity	$ 94,091	$ 96,899	$ 94,777	$ 92,669	$ 91,380
Long-term debt	69,663	69,734	64,604	64,604	64,664
Total Capitalization	$ 163,754	$ 166,633	$ 159,381	$ 157,273	$ 156,044
Financial Ratios (percent)
Common equity	57	58	59	59	59
Long-term debt	43	42	41	41	41
Total Capitalization	100	100	100	100	100
Gas Distribution Deliveries (MDth)
Sales
Residential	19,164	19,209	18,739	21,578	22,789
Commercial	3,208	3,128	2,993	3,531	3,698
Industrial	731	772	755	846	930
Transportation (a)	11,612	12,014	12,383	13,089	12,832
Total Gas Distribution Deliveries	34,715	35,123	34,870	39,044	40,249
Margin per Dth delivered	$ 2.10	$ 2.05	$ 2.04	$ 1.96	$ 1.93
Number of Customers (average)
Residential	137,079	134,567	132,057	129,488	126,454
Commercial	8,781	8,511	8,250	8,164	7,831
Industrial	925	911	898	892	857
Transportation (a)	1,893	1,896	1,865	1,659	1,677
Total Customers	148,678	145,885	143,070	140,203	136,819
Degree Days	5,650	5,646	5,564	6,806	7,080
Percent of normal (6,536)	86	86	85	104	108

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

Operating Revenues

In fiscal 2000, operating revenues increased by $223.1 million (19 percent) to $1.4 billion. The Gas Distribution ($136.0 million), Midstream Services ($25.8 million), Retail Energy Services ($41.0 million) and Oil and Gas Production ($21.9 million, exclusive of equity investment income from the EnerVest partnership) segments all showed improvement over fiscal 1999. Revenues from the Power Generation segment are primarily contractual capacity payments that are reflected in equity investment income from the Elwood partnership. The company's proportionate share of the Elwood partnership in fiscal 2000 increased by $6.7 million to $15.2 million.

Net Income

In fiscal 2000, net income for the Company decreased $6.2 million to $86.4 million, or $2.44 per share, mainly due to a $16.1 million ($9.7 million net of tax) nonrecurring charge related to the Company's mercury investigation and remediation program. (See Note 3C of the Notes to Consolidated Financial Statements.) Net income, excluding the mercury-related charge, increased approximately four percent to $2.71 per share. Net income for fiscal 2000 and fiscal 1999 was negatively impacted by 14 percent warmer-than-normal weather ($16.8 million and $17.1 million, respectively), however, these effects were partially mitigated in 2000 by the Company's net benefit from the weather insurance policy ($5.4 million). Increases in interest expense ($8.1 million) and depreciation expense ($10.5 million) also had a negative impact. Positive impacts in the current periods resulted from growth in diversified segment earnings ($5.0 million), net periodic benefit costs ($5.9 million) and settlement accounting ($3.8 million). Also affecting the year-to-year comparison were the elimination of the decommissioning liability associated with Peoples Gas' 1995 retirement of its synthetic natural gas plant ($7.8 million) and a state income tax refund ($3.3 million).

In 1999, net income for the Company increased $13.2 million to $92.6 million, due primarily to an increase in operating income and equity investment income from diversified segments, the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant and a state income tax refund. These effects were partially offset by lower operating income from the gas distribution segment.

In 2000, net income for Peoples Gas decreased $4.6 million to $73.6 million, due mainly to an $8.0 million nonrecurring charge related to the mercury investigation and remediation program and to a $3.9 million increase in depreciation expense. Both periods were also affected by 14 percent warmer than normal weather ($14.4 million and $14.8 million, respectively). Positively impacting net income were net periodic benefit costs ($5.7 million), settlement accounting ($3.6 million) and the provision for uncollectible accounts ($1.3 million). Also affecting the variation between the two periods were the elimination of the decommissioning liability associated with the 1995 retirement of its synthetic natural gas plant ($7.8 million) and a state income tax refund ($3.0 million).

In 1999, net income for Peoples Gas increased $9.8 million to $78.2 million, primarily as a result of the elimination of the decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant, a state income tax refund, and an increase in income from hub activities.

In 2000, net income for North Shore Gas decreased $6.3 million to $6.2 million, primarily to an $8.1 million nonrecurring charge related to the mercury investigation and remediation program. Both periods were also effected by warmer than normal weather ($2.4 million and 2.2 million, respectively). Positively impacting net income were net periodic benefit costs ($241,000) and settlement accounting ($181,000).

In 1999, net income for North Shore Gas decreased by $493,000 to $12.5 million, primarily as a result of increases in operation and maintenance expenses and depreciation expense, partially offset by a state income tax refund.

A summary of variations affecting income between years is presented below, with explanations of significant differences following:

	Fiscal 2000 over 1999		Fiscal 1999 over 1998
(Thousands of Dollars)	Amount	Percent	Amount	Percent
Operating Income and Equity Investment Income
Gas Distribution	$ 8,546	5.5	$ (5,366)	(3.3)
Power Generation	4,603	66.9	6,884	100.0
Midstream Services	1,377	15.3	1,603	21.7
Retail Energy Services	(575)	(16.0)	408	10.2
Oil and Gas Production	6,892	312.0	2,559	731.1
Other	(387)	(175.9)	1,085	83.1
Corporate and Adjustments	(8,467)	(199.8)	(1,083)	(34.3)
Total Operating Income and Equity Investment Income	11,989	7.3	6,090	3.8
Other income and (deductions)	(14,037)	(70.8)	15,545	361.9
Interest expense	13,408	33.9	966	2.5
Income taxes	(9,235)	(17.6)	7,456	16.5
Net Income Applicable to Common Stock	(6,221)	(6.7)	13,213	16.6
Net Income Excluding Mercury-Related Charge	3,509	3.8	-	-

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and six major interstate pipelines to Chicago.

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. In general, the unit cost of gas does not have a significant direct effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1M of the Notes to Consolidated Financial Statements.) However, unusually higher gas costs that continue for an extended period of time, could adversely affect the accrual for the provision for uncollectible accounts.

Weather in fiscal years 2000, 1999 and 1998 was warmer than normal by 14 percent, 14 percent and 15 percent, respectively, but the negative impact in 2000 was reduced substantially due to the Company's weather insurance policy. The five-year weather insurance policy protects earnings when weather falls below 6,000 degree days. In fiscal 2000, the weather insurance accrual, net of the premium, amounted to $8.9 million. The Company will continue to retain all upside revenue potential when weather is colder than normal.

In 2000, operating revenues for the Company increased compared to 1999 due primarily to the pass-through of higher unit costs of gas ($130.0 million) and the benefits associated with the weather insurance policy ($10.5 million). These effects were offset, in part, by a decline of $3.6 million in gas deliveries. Operating income for the fiscal year increased $8.5 million to $163.4 million, as a result of net periodic benefit costs ($9.8 million), settlement accounting ($6.3 million), the net benefits associated with the weather insurance policy ($8.9 million) and a decrease of $2.0 million in the provision for uncollectible accounts. Partially offsetting these positive effects were a $16.1 million nonrecurring charge related to the Company's mercury investigation and remediation program (see Note 3C of the Notes to Consolidated Financial Statements) and an increase of $6.8 million in depreciation expense.

In 1999, operating revenues for the Company decreased compared to 1998 due mainly to lower unit costs of gas. Operating income decreased $5.4 million to $154.9 million in 1999, due chiefly to a decrease in gas deliveries. Also negatively affecting operating income were reduced impacts of pension benefit accounting and an increase in depreciation expense due to depreciable property additions. Partially offsetting these effects were reductions in labor, group insurance expense and the provision for uncollectible accounts.

In August 2000, Peoples Gas and North Shore Gas filed petitions with the Commission requesting approval of revised depreciation rates based on an average service life study. (See Note 1H of the Notes to Consolidated Financial Statements.) In November 2000, the Commission issued orders approving the filed rates, which are expected to result in a reduction in depreciation expense for fiscal year 2001 and subsequent years..

In 2000, operating income for Peoples Gas increased $9.5 million to $139.9 million, due principally to net periodic benefit costs ($9.5 million), settlement accounting ($5.9 million) and the decrease in the provision for uncollectible accounts ($2.1 million). These positive impacts were offset, in part, by an $8.0 million nonrecurring charge related to the mercury investigation and remediation program and to a $6.4 million increase in depreciation expense.

In 1999, operating income decreased $3.9 million to $130.4 million for Peoples Gas due primarily to increased customer conservation, a prior period accrual adjustment, a decrease in other operating revenues, lower pension benefit costs and an increase in depreciation expense due to depreciable property additions. Partially offsetting these effects were reductions in labor costs, group insurance expense and the provision for uncollectible accounts.

In 2000, operating income for North Shore Gas decreased $9.8 million to $14.6 million, due primarily to an $8.1 million nonrecurring charge related to the mercury investigation and remediation program. Partially offsetting this effect were the impacts of net periodic benefit costs ($400,000) and settlement accounting ($300,000).

In 1999, operating revenues for North Shore Gas decreased $1.5 million to $24.4 million, due mainly to a decrease in gas deliveries. Also negatively affecting operating income were lower pension credits and increases in labor costs and depreciation expense due primarily to depreciable property additions.

The Company's objectives for the Gas Distribution segment center on continuous improvement, technological advancements, safety and customer service. The Company is targeting returns on equity of 13 percent for fiscal 2001 and has no plans to file rate cases. Operating revenues are expected to increase due to normal weather and increased gas prices. Segment operating income for fiscal 2001 is expected to improve due to anticipated normal weather, reduced operation and maintenance expense and lower depreciation expense, partially offset by reduced consumption and increased uncollectibles expense due to higher gas prices.

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of natural gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Energy, Inc. are equal investors in Elwood, which owns and operates a 600-megawatt peaking facility near Chicago, Illinois. Expansion of the Elwood facility has begun which will increase the generating capacity to 1,350 megawatts upon completion of construction in time to meet power demand for summer 2001.

In 2000, operating income and equity investment income for the Company increased $4.6 million to $11.5 million, as a result of the Company's investment in the Elwood power facility that came on line in July 1999. Equity investment income, totaling $15.2 million, was partially offset by development expenses related to the expansion of this facility ($1.1 million) and the pursuit of new power projects ($2.1 million).

Operating income and equity investment income for the Company amounted to $6.9 million in 1999, reflecting results from the Company's investment in Elwood. Equity investment income from this partnership, $8.5 million, was partially offset by labor and other costs associated with activities related to this project and other potential power generation projects.

The Company is pursuing regional opportunities as well as further expansion of the Elwood facility, which is permitted for 3,850 megawatts in generating capacity, including 2,500 megawatts for combined-cycle power development. The Company expects fiscal 2001 equity investment income to increase due to the 750-megawatt expansion of Elwood.

Midstream Services Segment

The Company performs wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids (NGL) peaking facility and is active in other asset-based wholesale activities. The Company and Enron are equal partners in enovate, which will expand the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. The Company is also an equal partner with The Coastal Corporation in Whitecap, which is developing a pipeline to deliver natural gas to new and existing power plants in Indiana, Illinois and Wisconsin. Whitecap will also service growth markets in existing gas utility systems.

In 2000, operating income and equity investment income for the Company increased $1.4 million to $10.4 million, due principally to a pipeline construction interconnect project ($2.2 million), and activities with Enron ($944,000). Partially offsetting these positive impacts were increased operating expenses related to new business development ($686,000).

In 1999, operating income for the Company increased $1.6 million to $9.0 million, due primarily to an increase in operating revenues resulting from increased hub activity and additional capacity revenue from the NGL peaking facility. Partially offsetting these increases was lower operating income from wholesale marketing.

In 2000, operating income for Peoples Gas decreased $309,000 to $5.7 million, due to increased operations ($804,000). Offsetting this effect was increased revenues ($495,000) resulting from increased hub activities.

In 1999, operating income for Peoples Gas, relative to this segment, increased $2.7 million to $6.0 million, resulting from increased hub activity.

The Company's objective is to become the primary player in the Midwest market center, developing additional hub services such as storage, transportation and title tracking while pursuing an exchange-traded Chicago contract. The enovate partnership with Enron will enable the Company to expand its Chicago hub and gas peaking operations and pursue wholesale marketing opportunities. In early 2001 the Whitecap partners expects to file a certificate application to begin work on the 21.3-mile land-based portion of the pipeline. The Company expects operating income and equity investment income to increase by at least 10 percent in fiscal 2001.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers through its Peoples Energy Services and Peoples Energy Home Services subsidiaries.

In 2000, operating results for the Company reflected a loss of $4.2 million, slightly more than the $3.6 million loss in 1999. Reflected in this period was a decrease of $661,000 in gross margin from gas sales as well as a nonrecurring revenue adjustment totaling $1.4 million. Also impacting the fiscal year were positive gross margins from electricity sales ($1.2 million) as well as improved operating margins of $269,000 from Peoples Energy Home Services.

In 1999, the operating loss for the Company of $3.6 million was $408,000 less than 1998, due mainly to an increase in operating revenues from retail gas sales. Partially offsetting this improvement were increases in the cost of energy sold and higher operating costs due to growth in infrastructure and the development of a retail electric business.

In 2000, operating results for Peoples Gas reflected a loss of $96,000, $269,000 less than the loss reflected in 1999. The variation was due to increased activity at Peoples Energy Home Services.

In 1999, Peoples Gas reflected an operating loss for this segment of $365,000 due to costs associated with Peoples Energy Home Services, a business unit providing home furnace and air conditioning maintenance services. Peoples Gas' involvement in this segment began in fiscal 1999.

The Company is well positioned to build on it's 2000 growth. It will develop proprietary products as it participates in the electric and gas unbundling process in Illinois and adjoining states and will continue to build the necessary infrastructure as it grows through acquisitions and direct marketing efforts. Operating income for fiscal 2001 is expected to improve as the result of higher margins from commercial and industrial gas customers and positive results from commercial and industrial electric sales.

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of reserves in selected onshore basins in North America. The Company's focus is on natural gas, with growth coming from low risk drilling opportunities and the acquisition of proved reserves with upside potential which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986 (Section 29). These credits are computed based on units of production.

In 2000, operating income and equity investment income for the Company increased $6.9 million to $9.1 million, primarily as a result of working interest acquisitions and drilling programs. Partially offsetting these increases were higher operating expenses ($4.6 million) and depletion expenses ($9.8 million). (See Note 1H of the Notes to Consolidated Financial Statements.) Net income was positively impacted by Section 29 income tax credits associated with certain producing properties ($3.8 million).

In fiscal 2000, the Company's base of proved reserves increased by 148 percent to approximately 67 Bcfe, and average daily production grew to 32 MMcfe. The Company has invested over $100.0 million in developing its reserve position and has an additional $26.0 million investment in EnerVest Energy Investments.

In 1999, the first full year of activity, operating income and equity investment income for the Company increased $2.6 million to $2.2 million, due primarily to new investments in oil and gas properties along with successful drilling of new wells.

The Company's objective is to become a top-fifty owner of U.S. gas reserves. Existing oil and gas properties will be developed through drilling and operational enhancements. The Company will continue to hedge production in order to mitigate price risk and will pursue oil and gas reserve acquisitions that are consistent with its growth strategy. The Company operates a limited number of its properties and is considering the expansion of its operating capabilities. Operating income in fiscal 2001 is expected to increase due to full year impacts of reserves acquired in 2000, additional drilling and anticipated oil and gas reserve acquisitions.

Other Segment

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. The Company has invested in a venture capital fund specializing in energy-related and telecommunication entities, providing the opportunity for attractive financial returns along with information regarding new technology developments. These and certain business development activities do not fall under the above segments and are reported in the Other segment.

Fiscal 2000 operating revenues increased due to new customers served by the Trigen-Peoples district energy facility. Fiscal 2000 results were negatively impacted by operating expenses related to project development.

Corporate and Adjustments

This category encompasses corporate activities that support the six segments, as well as consolidating adjustments.

The decrease in operating income is mainly the result of reclassifying corporate expenses previously allocated to the business segments ($5.6 million). Also affecting the decrease were higher labor costs ($823,000), an increase in outside professional services ($813,000) and an increase in the costs associated with the corporate branding campaign ($425,000).

Other Income and Deductions

In 2000, other income and deductions for the Company decreased $14.0 million to $5.8 million, due largely to the 1999 elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant ($13.0 million). (See note 6 of the Notes to Consolidated Financial Statements.) Also affecting the decrease was the interest income received in 1999 on a state income tax refund ($1.4 million).

Other income and deductions for the Company increased $15.5 million to $19.8 million in 1999, due mainly to the elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant and the interest income on a state income tax refund.

In 2000, other income and deductions for Peoples Gas decreased $15.2 million to $3.7 million, due mainly to the 1999 elimination of the decommissioning reserve associated with the 1995 retirement of Peoples Gas' synthetic natural gas plant ($13.0 million). Also contributing to the decrease was the interest income on a state income tax refund reflected in the prior period ($1.3 million) and to a decrease in the allowance for other funds used during construction ($838,000).

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

In 2000, other income and deductions for North Shore Gas decreased $386,000 to $377,000, due mainly to interest income from a state income tax refund reflected in the prior period ($146,000). Also affecting the variation was a decrease in interest income on bond proceeds held by the trustee ($140,000) and to a reduction in interest income accrued on the construction fund ($115,000).

In 1999, other income and deductions for North Shore Gas increased by $349,000 to $763,000 , primarily due to interest income arising from a state income tax refund.

Interest Expense

In 2000, interest expense for the Company increased $13.4 million to $52.9 million, due mainly to an increase in interest on short-term borrowings of Peoples Energy ($5.1 million) and Peoples Gas ($2.8 million). Partially offsetting this effect was a decrease of $2.3 million in interest on utility long-term debt due to refinancing and to a decline in interest paid on customer budget plan accounts ($709,000).

Proceeds from Peoples Energy's short-term borrowings are being used to fund diversified segment operations pending permanent financing. Proceeds from Peoples Gas' and North Shore Gas' short-term borrowings are being used to address seasonal working capital needs.

Interest expense for the Company increased $966,000 to $39.5 million in 1999 due primarily to increased interest on short-term debt, offset, in part, by increases in capitalized interest and the allowance for borrowed funds used during construction.

In 2000, interest expense for Peoples Gas increased $1.0 million to $33.6 million, due mainly to an increase in interest on short-term borrowings ($2.8 million). Partially offsetting this effect was a decrease in interest on long term debt ($2.1 million) and decline in interest paid on customer budget accounts ($604,000).

In 1999, interest expense for Peoples Gas decreased $522,000 to $32.6 million, primarily due to an increase in the allowance for borrowed funds used during construction and to a decrease in interest on long-term debt, partially offset by increases in other interest expense, including carrying charges on an environmental insurance recovery.

In 2000, interest expense for North Shore Gas decreased $163,000 to $5.1 million, due primarily to a decrease in interest on long term debt ($156,000) offset, in part, by an increase in interest on short-term borrowings ($42,000).

In 1999, interest expense for North Shore Gas decreased by $88,000 to $5.3 million, primarily due to a decrease in interest expense on promissory notes and interest income on a construction fund, partially offset by an increase in carrying charges on an environmental insurance recovery and an increase in interest on long-term debt.

Income Taxes

In 2000, income taxes for the Company decreased $9.2 million to $43.3 million, due principally to lower pretax income and to $3.8 million in Section 29 tax credits associated with production from a reserve acquisition in December 1999. Offsetting these impacts was a $1.9 million state income tax refund reflected in last year's results.

In 1999, income taxes for the Company increased $7.5 million to $52.6 million, due mainly to higher pretax income. Fiscal year 1999 also includes a tax accrual adjustment for a state income tax refund.

In 2000, income taxes for Peoples Gas decreased $2.2 million to $42.0 million, due mainly to lower pretax income. Partially offsetting this effect was the state income tax refund reflected in the prior period ($1.7 million).

In 1999, income taxes increased for Peoples Gas $5.9 million to $44.1 million due primarily to higher pretax income, offset by a state income tax refund.

In 2000, income taxes for North Shore Gas decreased $3.7 million to $3.7 million, due mainly to lower pretax income offset, in part, by the state income tax refund reflected in the prior period ($195,000).

In 1999, income taxes for North Shore Gas decreased $729,000 to $7.4 million, primarily due to lower pretax income and to a state income tax refund.

Fiscal 2001 Earnings Outlook

The Company expects its earnings per share for fiscal 2001 to be in the range of $3.05 and $3.15, assuming normal weather, based on a new normal based on a 30-year O'Hare average. The financial target for the gas distribution segment is to achieve a 13 percent return on common equity. The target for the diversified business segments is to achieve between 16 percent and 20 percent of the Company's total earnings from such segments, based on an Earnings Before Income Taxes (EBIT) range between $35 and $40 million.

Other Matters

Effect of Weather. Weather variations affect the volumes of gas delivered for heating purposes and, therefore, can have a significant positive or negative impact on net income, cash position and coverage ratios of the Company. As discussed previously, the Company purchased a weather insurance policy to partially mitigate the effect of warmer than normal weather.

Recent Accounting Pronouncements. In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." (See Note 1R of the Notes to Consolidated Financial Statements.)

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB 101). The Company plans to implement SAB 101 in fiscal year 2001. (See Note 1R of the Notes to Consolidated Financial Statements.)

In October 1999, the Company adopted the Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." (See Note 1R of the Notes to Consolidated Financial Statements.)

In June 1998, as amended in June 1999 by Statement of Financial Accounting Standards (SFAS) No. 137 and further amended in June 2000 by SFAS No. 138, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 1R of the Notes to Consolidated Financial Statements.) The Company will adopt the new standard in the first quarter of fiscal 2001. As a result of the adoption of this SFAS No. 133 effective October 1, 2000, the Company will recognize a hedge liability of $38.7 million, a $57,000 reduction of Retained Earnings, an increase to deferred tax assets of $15.3 million and an increase of $23.3 million to Other Comprehensive Income. The hedged liability offsets the projected increased cash flows from the hedge transactions.

COMPETITION AND DEREGULATION

Competition in varying degrees exists between natural gas and other fuels or forms of energy available to consumers in the Midwest and the utilities' respective service territories.

On December 16, 1997, the State of Illinois enacted legislation to restructure the electric market in Illinois. Under the legislation, approximately one-third of non-residential electric customers, including customers with very large loads, were able to purchase electric power from the supplier of their choice beginning on October 1, 1999. All non-residential customers will have this choice by December 31, 2000. All residential customers will be given this choice by May 1, 2002. Customers who buy their electricity from a supplier other than the local electric utility will be required to pay transition charges to the utility through the year 2006. These charges are intended to compensate the electric utilities for revenues lost because of customers buying electricity from other suppliers. The legislation also allows an electric utility to issue bonds, in aggregate amounts up to 50 percent of its Illinois jurisdictional capitalization, to be financed by a specific charge to its customers. An electric utility also may transfer up to 15 percent of its assets to an affiliated or unaffiliated entity without approval from the Commission. In return for these and other benefits, electric utilities are required to reduce their rates to residential customers. The state's two largest electric utilities, including the utility that serves northeastern Illinois, reduced their residential rates by 15 percent on August 1, 1998, and, one must reduce its residential rates by another five percent on October 1, 2001, and the other must do so on May 1, 2002. The legislation does not require electric utilities to divest their power generation assets. However, subject to certain capacity restrictions, electric utilities can divest assets without Commission approval. At this time management cannot determine the effects that restructuring of the electric market will have on the competitive position of the Company's subsidiaries.

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

Operating Statistics The following table represents gross margin components and delivery statistics for the Company:

	For fiscal years ended September 30,
	2000	1999	1998
Revenues (thousands):
Gas Distribution
Sales
Residential
Heating	$ 788,990	$ 684,263	$ 735,791
Non-heating	47,771	42,832	44,397
Commercial	122,350	95,530	112,166
Industrial	22,676	18,783	20,947
	981,787	841,408	913,301

Transportation
Residential	33,041	38,962	35,833
Commercial	43,829	49,383	47,557
Industrial	24,755	26,814	27,271
Contract Pooling	7,691	9,744	9,371

	109,316	124,903	120,032

Other Gas Distribution Revenues	25,038	13,814	13,168

Diversified Segment Revenues	301,392	214,256	86,227

Total Operating Revenues	1,417,533	1,194,381	1,132,728
Less - Cost of Energy Sold	746,619	573,288	521,654

Gross Margin	$ 670,914	$ 621,093	$ 611,074

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	114,412	114,642	115,907
Non-heating	3,402	3,198	3,299
Commercial	18,974	17,411	19,501
Industrial	4,003	4,080	4,114
	140,791	139,331	142,821

Transportation (a)
Residential	23,206	25,990	24,854
Commercial	40,896	41,721	39,798
Industrial	34,708	37,946	40,037
	98,810	105,657	104,689

Total Gas Distribution Deliveries	239,601	244,988	247,510

a.   Volumes associated with contract pooling service are included in the respective customer classes.

Operating Statistics The following table represents gross margin components and delivery statistics for Peoples Gas:

	For fiscal years ended September 30,
	2000	1999	1998
Net Operating Revenues (thousands):
Gas Distribution
Sales
Residential
Heating	$ 667,503	$ 580,326	$ 625,527
Non-heating	46,584	41,794	43,284
Commercial	103,195	79,810	95,761
Industrial	18,780	15,365	17,232
	836,062	717,295	781,804

Transportation
Residential	31,751	37,618	34,551
Commercial	38,453	43,909	41,729
Industrial	21,423	23,430	23,092
Contract Pooling	6,877	9,179	8,865
	98,504	114,136	108,237

Other Gas Distribution Revenues	13,630	12,973	14,156

Diversified Segment Revenues	8,373	7,111	3,323

Total Operating Revenues	956,569	851,515	907,520
Less - Gas Costs	421,777	323,200	378,438

Gross Margin	$ 534,792	$ 528,315	$ 529,082

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	95,382	95,566	97,305
Non-heating	3,268	3,065	3,162
Commercial	15,766	14,283	16,508
Industrial	3,272	3,308	3,360
	117,688	116,222	120,335

Transportation (a)
Residential	22,469	25,245	24,216
Commercial	35,447	36,273	34,163
Industrial	29,282	32,125	33,926
	87,198	93,643	92,305

Total Gas Distribution Deliveries	204,886	209,865	212,640

a.   Volumes associated with contract pooling service are included in the respective customer classes.

Operating Statistics The following table represents gross margin components and delivery statistics for North Shore Gas:

	For fiscal years ended September 30,
	2000	1999	1998
Net Operating Revenues (thousands):
Gas Distribution
Sales
Residential
Heating	$ 121,487	$ 103,936	$ 110,264
Non-heating	1,187	1,038	1,113
Commercial	19,155	15,720	16,405
Industrial	3,896	3,418	3,715
	145,725	124,112	131,497

Transportation
Residential	1,290	1,345	1,282
Commercial	5,376	5,474	5,829
Industrial	3,332	3,384	4,179
Contract Pooling	814	565	506
	10,812	10,768	11,796

Other Gas Distribution Revenues	909	840	913

Total Operating Revenues	157,446	135,720	144,206
Less - Gas Costs	84,384	63,695	73,043

Gross Margin	$ 73,062	$ 72,025	$ 71,163

Deliveries (MDth):
Gas Sales
Residential
Heating	19,030	19,076	18,602
Non-heating	134	133	137
Commercial	3,208	3,128	2,993
Industrial	731	772	755
	23,103	23,109	22,487

Transportation (a)
Residential	737	745	638
Commercial	5,449	5,448	5,635
Industrial	5,426	5,821	6,110
	11,612	12,014	12,383

Total Gas Sales and Transportation	34,715	35,123	34,870

a.   Volumes associated with contract pooling service are included in the respective customer classes.

LIQUIDITY AND CAPITAL RESOURCES

Source of Funds

The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries may borrow from time to time on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings, or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

The Company has lines of credit of $270.0 million. At September 30, 2000, the Company had unused credit available from banks of $5.2 million. The utility subsidiaries have aggregate available lines of credit of $190.0 million. At September 30, 2000, the utility subsidiaries had unused credit available from banks of $66.9 million. (See Note 12 of the Notes to Consolidated Financial Statements.)

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

Capital Spending

Capital spending for the Company totaled $247.7 million in 2000, $234.2 million in 1999, and $143.1 million in 1998.

Capital spending for the Company for fiscal 2000 increased $13.5 million from fiscal 1999, due largely to an increase of $65.1 million associated with the acquisition of oil and gas producing properties. Offsetting factors were the implementation of the C-first customer information system in February of 2000 and to the completion of the initial phase of the Elwood facility in July 1999.

Capital spending for the Company for fiscal 1999 increased $91.1 million from fiscal 1998, due principally to a $57.6 million increase from the initial phase of the Elwood facility which began supplying electricity to customers in July 1999. Also contributing was an increase of $11.8 million associated with the oil and gas producing properties, an increase of $4.9 million for the SureRead automated meter reading system and an additional $6.7 million for the C-first customer information system.

Capital spending for Peoples Gas totaled $96.7 million in 2000, $115.5 million in 1999 and $94.4 million in 1998.

In 2000, capital spending for Peoples Gas decreased $18.8 million from fiscal 1999, due to the implementation of the C-first customer information system in February of 2000.

Capital spending for Peoples Gas for fiscal 1999 increased $21.1 million due primarily to an increase of $4.9 million associated with the SureRead remote automated meter reading system and additional spending for the C-first customer information system of $6.7 million.

Capital spending for North Shore Gas totaled $10.8 million in 2000, $14.6 million in 1999 and $11.1 million in 1998.

In 2000, capital spending for North Shore Gas declined $3.8 million from fiscal 1999, due largely to the implementation of the C-first customer information system in February of 2000.

Capital spending for North Shore Gas increased $3.5 million in 1999. The amount reflects a level that is consistent with the Company's financial goals.

Capital spending in fiscal 2001 is expected to total approximately $110.0 million for the gas distribution segment and approximately $159.0 million for the diversified business segments. This amount is approximately $22.0 million higher than 2000, due mainly to the 750-megawatts expansion of the Elwood facility. The potential exists for additional spending as opportunities that are consistent with the Company's strategy are pursued.

Cash Flow Activities

Net cash provided by operating activities for the Company declined $138.5 million in fiscal 2000, due principally to changes related to net receivables ($48.1 million), gas costs recoverable ($37.0 million), accrued taxes ($11.4 million) and other assets ($2.9 million).

Net cash provided by operating activities for the Company increased $26.3 million in fiscal 1999, due chiefly to an increase in net income and changes in other assets and accounts payable. Partially offsetting these items were changes in net receivables, deferred credits and other liabilities and gas costs recoverable.

Net cash used in investing activities for the Company for 2000 and 1999 largely represents the level of capital expenditures and equity investments (capital spending) for the Company and its subsidiaries in the year. Also contributing to the change in investing activities were advances to joint venture partnerships.

In 2000, net cash provided by financing activities for the Company increased $212.5 million, reflecting the issuance of variable rate notes and increased short-term debt, partially offset by the repurchase of 249,100 shares of Company common stock. (See Note 12 of the Notes to Consolidated Financial Statements.)

In 1999, net cash provided by financing activities for the Company increased $98.0 million, due mainly to increased short-term borrowing by the Company to fund activities of its diversified business segments and the issuance of long-term debt by the utilities, offset by the retirement of long-term debt and the payment of dividends.

In 2000, net cash provided by operating activities for Peoples Gas decreased $90.3 million due primarily to changes in other assets, net receivables, gas costs recoverable and accrued taxes. Partially offsetting these decreases was an increase in accounts payable.

Net cash provided by operating activities for Peoples Gas increased $33.9 million in fiscal 1999, due primarily to changes in deferred charges, accounts payable, and gas in storage, as well as an increase in net income, partially offset by changes in other deferred credits and other liabilities, receivables - net, and accrued unbilled revenues.

In 2000, net cash used in investing activities by Peoples Gas declined $9.7 million, due principally to the implementation of the C-first customer information system in February 2000.

In 2000, net cash used in financing activities by Peoples Gas increased $78.8 million, reflecting the new issuance of variable rate notes.

Net cash used in financing activities by Peoples Gas decreased $8.8 million in fiscal 1999, primarily due to a reduction in dividends paid on common stock, partially offset by the retirement of long-term debt.

In 2000, net cash provided by operating activities for North Shore Gas declined $16.7 million, due to changes in gas costs recoverable, accrued taxes and other assets.

Net cash provided by operating activities for North Shore Gas decreased $7.8 million in fiscal 1999, due primarily to changes in other deferred credits and other liabilities, receivables net, deferred income taxes and investment tax credits net, and gas costs recoverable, partially offset by changes in deferred charges and accrued taxes.

In 2000, net cash used in investing activities by North Shore Gas decreased $19.5 million, due principally to the implementation of the C-first customer information system in February of 2000.

Net cash used in investing activities by North Shore Gas in fiscal 1999 increased $ 11.4 million due to an increase in capital expenditures and to a temporary cash investment.

In 2000, net cash used in financing activities by North Shore Gas declined $1.7 million, due to the increase in short-term debt.

Net cash used in financing activities by North Shore Gas decreased $10.5 million in fiscal 1999, due to the issuance of long-term debt, a reduction in dividends paid on common stock, and the prior year's repayment of short-term debt, partially offset by the retirement of long-term debt.

Financing Activities

On July 26, 2000, the Company issued $100 million Floating Rate Notes (the "Notes"), due August 1, 2002. The Notes are redeemable at the option of the Company in whole, beginning on February 1, 2001 and quarterly thereafter, at a redemption price equal to 100 percent of the principal amount. The net proceeds from the sale of the Notes were applied to the reduction of short-term indebtedness.

Pursuant to notice given to the trustee of the City of Joliet 1984 Series C Bonds, due October 1, 1999, which were secured by Peoples Gas' adjustable Rate First and Refunding Mortgage Bonds, Series W were redeemed on October 1, 1998.

There are no sinking fund requirements for long-term debt due in fiscal 2001. (See Notes 12A and 12B of the Notes to Consolidated Financial Statements.)

The Company anticipates that the gas distribution utilities' future cash needs for capital expenditures and sinking fund requirements and maturities will be met through internally generated funds, intercompany loans from the Company, borrowing arrangements with banks or the issuance of short-term debt, and periodic long-term financing involving equity or the utilities' first mortgage bonds.

The capital needs of the Company's diversified businesses have been met through equity investments, funded, in part, by the issuance of short-term debt and medium-term notes. The Company has established a $250.0 million commercial paper program for this purpose. (See Note 12 of the Notes to Consolidated Financial Statements.) Capital needs for future investments will be met through equity contributions, short- and long-term debt financing, project based financing and internally generated funds.

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2000, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $69.3 million. (See Note 9 of the Notes to Consolidated Financial Statements.)

Interest Coverage

The fixed charges coverage ratios for Peoples Gas and North Shore Gas for fiscal 2000, 1999 and 1998 are as follows:

Fiscal years	2000	1999	1998
Peoples Gas	4.35	4.59	4.15
North Shore Gas	2.92	4.77	5.07

The decrease in the ratio for Peoples Gas in 2000 reflects lower pretax income and slightly higher interest expense. The decrease in the ratio for North Shore Gas in 2000 is due to lower pretax income offset by slightly lower interest expense.

The increase in the ratio for Peoples Gas in 1999 reflects higher pretax income and slightly higher interest expense. The decrease in the ratio for North Shore Gas in 1999 is due to lower pretax income and higher interest expense.

Commitments

The gas distribution and power generation segments have capital commitments of approximately $5.0 million and $92.7 million, respectively, at September 30, 2000. Peoples Gas and North Shore Gas have commitments of approximately $4.2 million and $800,000, respectively, at September 30, 2000.

Environmental Matters

The Company's gas distribution utility subsidiaries are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3A of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. In 1997, the District Court granted North Shore Gas' motion for summary judgment, declaring that North Shore Gas is not liable for any response costs in connection with the Denver site. In 1998, the U.S. Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has and therefore North Shore Gas has for activities at the site. (See Note 3B of the Notes to Consolidated Financial Statements.)

Peoples Gas and North Shore Gas are conducting a mercury inspection and remediation program. (See Note 3C of the Notes to Consolidated Financial Statements.)

Market Risk Management and Trading Activities

Commodity Price Risk. The Company uses forward contracts and financial instruments, including futures, swaps, collars and options, to manage its exposure to certain commodity price risks in its subsidiaries' operations. These risks occur because of the changing prices of natural gas, power, crude oil, ethane and propane. Except as discussed below for enovate, the Company's policy for risk management activities stipulates that such financial instruments are only to be used for management of price risk. (See Note 1O of the Notes to Consolidated Financial Statements.) The Company monitors and controls derivative and related physical positions using a mark-to-market (MTM) analysis. This analysis provides information on credit exposure as well as the current value of the portfolio.

Peoples Gas and North Shore Gas are not currently exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all reasonably incurred costs of natural gas to be recovered from the utilities' customers through the operation of the utilities' Gas Charges. (See Note 1M of the Notes to Consolidated Financial Statements.)

Investments by the Company's diversified businesses are subject to a thorough analysis of related market risk and an acceptable plan for each investment is formulated to manage this risk. After a risk management program for the investment is approved, both the operating unit's and the Company's senior management are kept apprised of any remaining market risk through daily MTM reports.

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options, approximately 74 percent of the production for the next twelve months is hedged, thereby removing market risk on that portion of the production. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity should be substantially offset by an equal gain in value resulting from the financial transaction. Sensitivity analyses are used to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and related financial instruments used to mitigate the price exposure. As of September 30, 2000, the sensitivity analysis for oil and gas producing properties demonstrated an instantaneous 10 percent adverse movement in the NYMEX forward curve for natural gas and oil would have reduced future EBIT by approximately $4 million.

The Company sells fixed price and variable priced products as part of its retail energy services. Risk is reduced through the use of fixed price supplier contracts, risk management trading and the use of storage assets. As of September 30, 2000 and 1999, exposure from these activities was not material.

The Elwood partnership owns a natural gas-fired electric generating peaking facility. Elwood has agreed to sell all of the facility's current generation capacity and energy produced at fixed demand and commodity charges under multi-year contracts. Therefore, Elwood has no price risk on its power sales during the term of these contracts. However, it does bear fuel price risk on a portion of its output when natural gas prices exceed its targeted weighted-average cost of gas. The partnership has implemented a comprehensive risk management program that is intended to reduce price risk, stabilize cash flow and extract maximum value from its investment. The program includes limits to minimize the threat of loss through market movements, daily review of price exposure and frequent senior management review. As of September 30, 2000, Elwood had open derivative instruments for hedges of 7.3 Bcf of natural gas purchases.

The Company has an equity investment in enovate. It may participate in trading activities other than for hedging purposes and hold a number of open, uncovered positions. It is subject to position, dollar and Value at Risk loss limits established by the Company and Enron through the risk management policy of enovate. Management believes that these maximum loss limits are at a level such that any adverse results from such trading activity would not have a material adverse effect on the results of operations or the financial condition of the Company.

Credit Risk. The Company is also exposed to credit risk in the event a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To mitigate this risk, the Company has established procedures to determine and monitor the creditworthiness of counterparties. Transactions are executed only with counterparties having strong credit ratings. Controls are also in place to limit dollar exposure and transaction term based upon creditworthiness. The Company does not expect any of the counterparties to fail to meet their contractual obligations with these controls in place.

Interest Rate Risk. Interest rate risk generally is related to the Company's and its gas distribution subsidiaries' outstanding debt. A sensitivity analysis methodology is being utilized to determine potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to hypothetical changes in interest rates.

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Based on the Company's current mix of $302.0 million in variable rate bonds and notes and $368.0 million in other short-term borrowings, assuming interest rates are 10 percent higher than the rates reported at the end of September 30, 2000, the Company's annualized interest expense would increase by approximately $3.8 million before considering the effect of income taxes.

FORWARD LOOKING INFORMATION

This Management's Discussion and Analysis contains statements that may be considered forward-looking, such as management's expectations, the statement of the Company's financial goal regarding diversified earnings, the effect of weather on net income, cash position, source of funds, coverage ratios, credit lines and financing activities, market risk, completion of the Elwood facility expansion, and the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the gas distribution utility subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  The future health of the U.S. and Illinois economies;
  The timing and extent of changes in energy commodity prices, including but not limited to the effect of unusually high gas prices on accounts receivable and the provision for uncollectible accounts, and interest rates;
  Litigation concerning North Shore Gas' liability for CERCLA response costs relating to a former mineral processing site in Denver, Colorado;
  Developments regarding Peoples Gas' and North Shore Gas' mercury investigation and remediation program;
  Regulatory developments in the U.S., or in Illinois and other states where the Company does business;
  Changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors; and
  The Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time.

Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition," "Sales and Rates," "State Legislation and Regulation," "Federal Legislation and Regulation," "Environmental Matters," and "Current Gas Supply" in "Item 1 - Business" of this Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management," and Note 1O of the Notes to Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data
Page

Statement of Management's Responsibility	38

Report of Independent Public Accountants
Peoples Energy	39
Peoples Gas	40
North Shore Gas	41

Consolidated Statements of Income for Fiscal Years Ended September 30, 2000, 1999 and 1998
Peoples Energy	42
Peoples Gas	47
North Shore Gas	51

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended September 30, 2000, 1999 and 1998
Peoples Energy	45
Peoples Gas	50
North Shore Gas	55

Consolidated Balance Sheets at September 30, 2000 and 1999
Peoples Energy	43
Peoples Gas	48
North Shore Gas	53

Consolidated Capitalization Statements at September 30, 2000 and 1999
Peoples Energy	44
Peoples Gas	49
North Shore Gas	54

Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2000, 1999 and 1998
Peoples Energy	46
Peoples Gas	51
North Shore Gas	56

Notes to Consolidated Financial Statements	57

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Shareholders of Peoples Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of Peoples Energy Corporation (an Illinois corporation) and subsidiary companies at September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Energy Corporation and subsidiary companies at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

October 27, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Peoples Gas Light and Coke Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of The Peoples Gas Light and Coke Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

October 27, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To North Shore Gas Company:

We have audited the accompanying consolidated balance sheets and consolidated capitalization statements of North Shore Gas Company (an Illinois corporation, hereinafter referred to as the Company and a wholly owned subsidiary of Peoples Energy Corporation) and subsidiary companies at September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary companies at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

October 27, 2000

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands, except per-share amounts)

Operating Revenues	$1,417,533	$1,194,381	$1,132,728

Operating Expenses:
Cost of energy sold	746,619	573,288	521,654
Operation and maintenance	269,274	251,036	245,208
Depreciation, depletion and amortization (see Note 1H)	100,935	83,531	77,315
Taxes - other than income taxes	141,522	130,512	130,098
Total Operating Expenses	1,258,350	1,038,367	974,275

Operating Income	159,183	156,014	158,453

Equity Investment Income	17,694	8,874	345

Total Operating Income and Equity Investment Income	176,877	164,888	158,798

Other Income and (Deductions) (see Note 6)	5,803	19,840	4,295

Interest Expense	52,919	39,511	38,545

Earnings Before Income Taxes	129,761	145,217	124,548

Income Taxes	43,346	52,581	45,125

Net Income	$ 86,415	$ 92,636	$ 79,423

Average Shares of Common Stock Outstanding	35,413	35,477	35,257

Basic Earnings Per Share of Common Stock	$ 2.44	$ 2.61	$ 2.25

Diluted Earnings Per Share of Common Stock	$ 2.44	$ 2.61	$ 2.25

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2000	1999
ASSETS	(Thousands)
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,517,100	$ 2,330,919
Less - Accumulated depreciation and depletion	871,760	811,083
Net property, plant and equipment	1,645,340	1,519,836
Other investments	164,752	130,629
Total Capital Investments - Net	1,810,092	1,650,465
CURRENT ASSETS:
Cash and cash equivalents	5,956	13,007
Temporary investments and special deposits	10,091	8,854
Advances to joint venture partnerships (see Note 16)	68,442	-
Receivables -
Customers, net of allowance for uncollectible
accounts of $24,958 and $22,335, respectively	126,864	75,766
Other	41,884	24,421
Accrued unbilled revenues	48,780	34,326
Materials and supplies, at average cost	14,695	16,282
Gas in storage, last-in, first-out cost	84,533	81,510
Gas costs recoverable through rate adjustments	54,866	11,167
Regulatory assets of subsidiaries (see Note 1I)	5,418	5,683
Prepayments	2,370	2,443
Total Current Assets	463,899	273,459
OTHER ASSETS:
Prepaid pension costs	132,026	93,057
Non-current regulatory assets of subsidiaries (see Note 1I)	71,059	59,927
Deferred charges	24,842	24,223
Total Other Assets	227,927	177,207
Total Assets	$ 2,501,918	$ 2,101,131

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 1,196,745	$ 1,290,464

CURRENT LIABILITIES:
Short-term debt	568,215	129,000
Accounts payable	191,716	162,101
Dividends payable on common stock	17,905	17,389
Customer gas service and credit deposits	45,492	47,344
Accrued taxes	15,248	37,578
Gas sales revenue refundable through rate adjustments	1,731	692
Accrued interest	8,152	10,210
Total Current Liabilities	848,459	404,314
DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes (see Note 8C)	343,359	299,524
Investment tax credits being amortized over
the average lives of related property	29,739	30,850
Other	83,616	75,979
Total Deferred Credits and Other Liabilities	456,714	406,353
Total Capitalization and Liabilities	$ 2,501,918	$ 2,101,131

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2000	1999
	(Thousands, except number of shares)

Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,544,405 and 35,489,242 shares, respectively	$ 298,042	$ 296,712
Retained earnings	488,314	472,483
Treasury stock (248,200 shares, at cost)	(6,817)	-
Accumulated other comprehensive income	(2,457)	(465)
Total Common Stockholders' Equity	777,082	768,730

Long-Term Debt:
Exclusive of sinking fund payments and maturities
due within one year
Peoples Energy Corporation
Variable Rate Notes - due August 1, 2002	100,000	-
The Peoples Gas Light and Coke Company
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
7.50% Series Y, due March 1, 2015, redeemed
April 3, 2000 (see Note 12C)	-	50,000
7.50% Series Z, due March 1, 2015
April 3, 2000 (see Note 12C)	-	50,000
8.10% Series BB, due May 1, 2020
April 3, 2000 (see Note 12C)	-	75,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
Adjustable Rate Series EE (3.20% through November 30, 1999)
due December 1, 2023 (see Notes 12B and 12E)	-	27,000
6.10% Series FF, due June 1, 2025	50,000	50,000
North Shore Gas Company
First Mortgage Bonds -
8% Series J, due November 1, 2020	24,628	24,699
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	30,035	30,035
Total Long-Term Debt	419,663	521,734
Total Capitalization	$ 1,196,745	$ 1,290,464

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common	Treasury
(Thousands)	Income	Earnings	Income	Stock	Stock	Total
Beginning Balance, October 1, 1999		$ 472,483	$ (465)	$ 296,712	$ -	$ 768,730
Comprehensive Income
Net Income	$ 86,415	86,415				86,415
Other Comprehensive Income
Minimum pension liability adjustment	(1,992)					(1,992)
Other Comprehensive Income, net of tax	(1,992)		(1,992)
Total Comprehensive Income	$ 84,423
Common Stock issued				1,330		1,330
Treasury Stock					(6,817)	(6,817)
Dividends declared on common stock		(70,584)				(70,584)
Ending balance, September 30, 2000		$ 488,314	$ (2,457)	$ 298,042	$ (6,817)	$ 777,082

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common	Treasury
	Income	Earnings	Income	Stock	Stock	Total
Beginning Balance, October 1, 1998		$ 449,059	$ (1,389)	$ 293,691	$ -	$ 741,361
Comprehensive Income
Net Income	$ 92,636	92,636				92,636
Other Comprehensive Income
Minimum pension liability adjustment	924					924
Other Comprehensive Income, net of tax	924		924
Total Comprehensive Income	$ 93,560
Common Stock issued				3,021		3,021
Dividends declared on common stock		(69,212)				(69,212)
Ending balance, September 30, 1999		$ 472,483	$ (465)	$ 296,712	$ -	$ 768,730

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common	Treasury
	Income	Earnings	Income	Stock	Stock	Total
Beginning Balance, October 1, 1997		$ 437,009	$ (2,357)	$ 281,847	$ -	$ 716,499
Comprehensive Income
Net Income	$ 79,423	79,423				79,423
Other Comprehensive Income
Minimum pension liability adjustment	968					968
Other Comprehensive Income, net of tax	968		968
Total Comprehensive Income	$ 80,391
Common Stock issued				11,844		11,844
Dividends declared on common stock		(67,373)				(67,373)
Ending balance, September 30, 1998		$ 449,059	$ (1,389)	$ 293,691	$ -	$ 741,361

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)
Operating Activities:
Net Income	$ 86,415	$ 92,636	$ 79,423
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	100,935	83,531	77,315
Charged to other accounts	4,791	4,646	4,674
Deferred income taxes and investment tax credits - net	38,764	22,457	24,030
Change in deferred credits and other liabilities	11,598	(6,773)	35,653
Change in other assets	(56,333)	(14,029)	(77,866)
Undistributed earnings from equity investments	(11,545)	(8,672)	(329)
Change in current assets and liabilities:
Receivables - net	(68,561)	(20,425)	29,719
Accrued unbilled revenues	(14,454)	(10,850)	(734)
Materials and supplies	1,587	1,963	1,140
Gas in storage	(3,024)	9,281	(12,947)
Gas costs recoverable	(43,699)	(6,705)	702
Regulatory assets	265	2,175	7,601
Prepayments	73	(288)	2,430
Accounts payable	29,615	41,403	(11,488)
Customer gas service and credit deposits	(1,852)	(2,314)	3,556
Accrued taxes	(22,330)	12,588	4,340
Gas sales revenue refundable	1,039	(10,336)	(3,867)
Accrued interest	(2,058)	(611)	21
Net Cash Provided by Operating Activities	51,226	189,677	163,373

Investing Activities:
Capital spending (see Note 2)	(247,724)	(234,171)	(144,133)
Temporary investments and special deposits	(1,237)	(3,019)	10,064
Advances to joint venture partnerships	(68,442)	-	-
Other assets	(2,463)	847	(3,039)
Net Cash Used in Investing Activities	(319,866)	(236,343)	(137,108)

Financing Activities:
Short-term debt	412,215	120,100	6,090
Issuance of long-term debt	100,000	30,035	-
Retirement of long-term debt of subsidiaries	(175,071)	(35,305)	-
Dividends paid on common stock	(70,068)	(68,800)	(66,875)
Proceeds from issuance of common stock	1,330	3,021	11,844
Treasury stock purchases	(6,817)	-	-
Net Cash Provided by (Used in) Financing Activities	261,589	49,051	(48,941)
Net Increase (Decrease) in Cash and Cash Equivalents	(7,051)	2,385	(22,676)
Cash and Cash Equivalents at Beginning of Year	13,007	10,622	33,298
Cash and Cash Equivalents at End of Year	$ 5,956	$ 13,007	$ 10,622

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2000	1999	1998
		(Thousands)

Operating Revenues	$ 956,569	$ 851,515	$ 907,520

Operating Expenses:
Gas costs	421,777	323,200	378,438
Operation and maintenance	188,919	205,901	206,374
Depreciation and amortization	75,872	69,444	67,752
Taxes - other than income taxes	124,505	116,904	117,301
Total Operating Expenses	811,073	715,449	769,865

Operating Income	145,496	136,066	137,655

Other Income and (Deductions) (see Note 6)	3,674	18,885	2,052

Interest Expense	33,640	32,619	33,141

Earnings Before Income Taxes	115,530	122,332	106,566

Income Taxes	41,954	44,115	38,188

Net Income Applicable to Common Stock	$ 73,576	$ 78,217	$ 68,378

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2000	1999
	(Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,029,730	$ 1,968,749
Less - Accumulated depreciation and amortization	728,158	689,670
Net property, plant and equipment	1,301,572	1,279,079
Other investments	10,522	9,414
Total Capital Investments - Net	1,312,094	1,288,493

CURRENT ASSETS:
Cash and cash equivalents	2,466	3,716
Temporary investments	400	500
Receivables -
Customers, net of allowance for uncollectible
accounts of $22,821 and $20,990, respectively	81,491	49,464
Other	38,001	23,381
Accrued unbilled revenues	32,581	22,303
Materials and supplies, at average cost	10,341	10,843
Gas in storage, at last-in, first-out cost	70,901	64,640
Gas costs recoverable through rate adjustments	45,212	8,781
Regulatory assets (see Note 1H)	4,558	5,106
Prepayments	1,829	1,987
Total Current Assets	287,780	190,721

OTHER ASSETS:
Prepaid pension costs	131,284	93,461
Non-current regulatory assets (see Note 1H)	49,768	38,970
Deferred charges	19,770	19,408
Total Other Assets	200,822	151,839

Total Assets	$ 1,800,696	$ 1,631,053

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 855,955	$ 1,050,400

CURRENT LIABILITIES:
Short-term debt	317,775	15,990
Accounts payable	165,541	110,008
Dividends payable on common stock	-	19,854
Customer gas service and credit deposits	38,364	41,310
Accrued taxes	18,805	33,613
Gas sales revenue refundable through rate adjustments	1,731	692
Accrued interest	5,001	8,473
Total Current Liabilities	547,217	229,940

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes (see Note 10C)	319,904	279,289
Investment tax credits being amortized over
the average lives of related property	26,545	27,571
Other	51,075	43,853
Total Deferred Credits and Other Liabilities	397,524	350,713

Total Capitalization and Liabilities	$ 1,800,696	$ 1,631,053

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED CAPITALIZATION STATEMENTS

	At September 30,
	2000	1999
	(Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307
Retained earnings (see Consolidated Statements
of Stockholders' Equity)	443,105	433,558
Accumulated other comprehensive income	(2,457)	(465)
Total Common Stockholder's Equity	605,955	598,400

Long-Term Debt:
Exclusive of sinking fund payments and maturities
due within one year
First and Refunding Mortgage Bonds -
6.875% Series X, due March 1, 2015	50,000	50,000
7.50% Series Y, due March 1, 2015, redeemed
April 3, 2000 (see Note 12C)	-	50,000
7.50% Series Z, due March 1, 2015
April 3, 2000 (see Note 12C)	-	50,000
8.10% Series BB, due May 1, 2020
April 3, 2000 (see Note 12C)	-	75,000
6.37% Series CC, due May 1, 2003	75,000	75,000
5-3/4% Series DD, due December 1, 2023	75,000	75,000
Adjustable Rate Series EE (3.20% through November 30, 1999
due December 1, 2023 (see Note 12B and 12E)	-	27,000
6.10% Series FF, due June 1, 2025	50,000	50,000
Total Long-Term Debt	250,000	452,000

Total Capitalization	$ 855,955	$ 1,050,400

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
(Thousands)	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1999		$ 433,558	$ (465)	$ 165,307	$ 598,400
Comprehensive Income
Net Income	$ 73,576	73,576			73,576
Other Comprehensive Income
Minimum pension liability adjustment	(1,992)				(1,992)
Other Comprehensive Income, net of tax	(1,992)		(1,992)
Total Comprehensive Income	$ 71,584
Dividends declared on common stock		(64,029)			(64,029)
Ending balance, September 30, 2000		$ 443,105	$ (2,457)	$ 165,307	$ 605,955

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
(Thousands)	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1998		$ 418,601	$ (1,389)	$ 165,307	$ 582,519
Comprehensive Income
Net Income	$ 78,217	78,217			78,217
Other Comprehensive Income
Minimum pension liability adjustment	924				924
Other Comprehensive Income, net of tax	924		924
Total Comprehensive Income	$ 79,141
Miscellaneous Credits to Surplus		2,257		-	2,257
Dividends declared on common stock		(65,517)			(65,517)
Ending balance, September 30, 1999		$ 433,558	$ (465)	$ 165,307	$ 598,400

			Accumulated
			Other
	Comprehensive	Retained	Comprehensive	Common
	Income	Earnings	Income	Stock	Total
Beginning Balance, October 1, 1997		$ 412,019	$ (2,357)	$ 165,307	$ 574,969
Comprehensive Income
Net Income	$ 68,378	68,378			68,378
Other Comprehensive Income
Minimum pension liability adjustment	968				968
Other Comprehensive Income, net of tax	968		968
Total Comprehensive Income	$ 69,346
Dividends declared on common stock		(61,796)			(61,796)
Ending balance, September 30, 1998		$ 418,601	$ (1,389)	$ 165,307	$ 582,519

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)
OPERATING ACTIVITIES:
Net Income	$ 73,576	$ 78,217	$ 68,378
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	75,872	69,444	67,752
Charged to other accounts	3,980	3,820	3,867
Deferred income taxes and investment tax credits - net	38,737	26,241	22,464
Change in other deferred credits and other liabilities	8,073	(9,134)	19,157
Change in other assets	(54,597)	(16,890)	(29,040)
Change in current assets and liabilities:
Receivables - net	(46,647)	11,486	23,158
Accrued unbilled revenues	(10,278)	(4,940)	2,746
Materials and supplies	502	1,489	893
Gas in storage	(6,261)	11,127	(8,231)
Gas costs recoverable	(36,431)	(4,934)	(519)
Regulatory assets	549	1,545	6,488
Prepayments	158	(541)	(30,604)
Accounts payable	55,533	9,486	(12,980)
Customer gas service and credit deposits	(2,946)	(1,927)	3,484
Accrued taxes	(14,807)	7,905	6,652
Gas sales revenue refundable	1,039	(9,172)	(4,620)
Accrued interest	(3,472)	(315)	25
Net Cash Provided by Operating Activities	82,580	172,907	139,070

INVESTING ACTIVITIES:
Capital spending	(97,400)	(115,673)	(94,425)
Temporary investments	100		10,725
Other assets	(2,432)	6,220	968
Net Cash Used in Investing Activities	(99,732)	(109,453)	(82,732)

FINANCING ACTIVITIES:
Short-term debt	274,785	7,090	8,200
Retirement of long-term debt	(175,000)	(10,400)	-
Dividends paid on common stock	(83,883)	(59,562)	(79,913)
Net Cash Used in Financing Activities	15,902	(62,872)	(71,713)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,250)	582	(15,375)
Cash and Cash Equivalents at Beginning of Year	3,716	3,134	18,509
Cash and Cash Equivalents at End of Year	$ 2,466	$ 3,716	$ 3,134

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)

Operating Revenues	$ 157,446	$ 135,720	$ 144,206

Operating Expenses:
Gas costs	84,384	63,695	73,043
Operation and maintenance	36,166	26,575	24,829
Depreciation	8,833	8,460	8,053
Taxes - other than income taxes	13,485	12,588	12,395
Total Operating Expenses	142,868	111,318	118,320

Operating Income	14,578	24,402	25,886

Other Income and (Deductions) (see Note 6)	377	763	414

Interest Expense	5,114	5,277	5,189

Earnings Before Income Taxes	9,841	19,888	21,111

Income Taxes	3,657	7,396	8,125

Net Income Applicable to Common Stock	$ 6,184	$ 12,492	$ 12,986

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED BALANCE SHEETS

	At September 30,
	2000	1999
ASSETS	(Thousands)
CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 325,823	$ 317,368
Less - Accumulated depreciation	122,412	115,143
Net property, plant and equipment	203,411	202,225
Other investments	22	22
Total Capital Investments - Net	203,433	202,247

CURRENT ASSETS:
Cash and cash equivalents	553	343
Temporary investments	-	7,855
Receivables -
Customers, net of allowance for uncollectible
accounts of $978 and $755, respectively	8,518	3,602
Other	328	5,030
Accrued unbilled revenues	4,865	3,744
Materials and supplies, at average cost	2,327	2,348
Gas in storage, at last-in, first-out cost	8,866	8,792
Gas costs recoverable through rate adjustments	9,654	2,386
Regulatory assets (see Note 1H)	861	577
Prepayments	275	271
Total Current Assets	36,247	34,948

OTHER ASSETS:
Prepaid pension costs	365	(404)
Non-current regulatory assets (see Note 1H)	21,291	20,956
Deferred charges	3,789	4,057
Total Other Assets	25,445	24,609

Total Assets	$ 265,125	$ 261,804

CAPITALIZATION AND LIABILITIES
Capitalization (see Consolidated Capitalization Statements)	$ 163,754	$ 166,633

CURRENT LIABILITIES:
Short-term debt	7,375	-
Accounts payable	27,349	26,448
Dividends payable on common stock	-	2,139
Customer gas service and credit deposits	4,878	5,318
Accrued taxes	2,543	4,039
Accrued interest	1,731	1,737
Total Current Liabilities	43,876	39,681

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes (see Note 10C)	23,533	21,052
Investment tax credits being amortized over
the average lives of related property	3,194	3,279
Other	30,768	31,159
Total Deferred Credits and Other Liabilities	57,495	55,490

Total Capitalization and Liabilities	$ 265,125	$ 261,804

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED CAPITALIZATION STATEMENTS

		At September 30,
	2000	1999
	(Thousands, except number of shares)
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757
Retained earnings (see Consolidated Statements
of Stockholders' Equity)	69,334	72,142
Total Common Stockholder's Equity	94,091	96,899

Long-Term Debt:
Exclusive of sinking fund payments and maturities
due within one year
First and Refunding Mortgage Bonds -
8% Series J, due November 1, 2020	24,628	24,699
6.37% Series L, due May 1, 2003	15,000	15,000
5.00% Series M, due December 1, 2028	30,035	30,035
Total Long-Term Debt	69,663	69,734

Total Capitalization	$ 163,754	$ 166,633

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Retained	Common
(Thousands)	Earnings	Stock	Total
Beginning Balance, October 1, 1999	$ 72,142	$ 24,757	$ 96,899
Net Income	6,184		6,184
Dividends declared on common stock	(8,992)		(8,992)
Ending balance, September 30, 2000	$ 69,334	$ 24,757	$ 94,091

	Retained	Common
	Earnings	Stock	Total
Beginning Balance, October 1, 1998	$ 70,020	$ 24,757	$ 94,777
Net Income	12,492		12,492
Dividends declared on common stock	(10,370)		(10,370)
Ending balance, September 30, 1999	$ 72,142	$ 24,757	$ 96,899

	Retained	Common
	Earnings	Stock	Total
Beginning Balance, October 1, 1997	$ 67,912	$ 24,757	$ 92,669
Net Income	12,986		12,986
Dividends declared on common stock	(10,878)		(10,878)
Ending balance, September 30, 1998	$ 70,020	$ 24,757	$ 94,777

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)
OPERATING ACTIVITIES:
Net Income	$ 6,184	$ 12,492	$12,986
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	8,833	8,460	8,053
Charged to other accounts	811	826	807
Deferred income taxes and investment tax credits - net	225	(2,233)	1,691
Change in other deferred credits and other liabilities	1,779	1,834	17,719
Change in other assets	(836)	2,612	(18,652)
Change in current assets and liabilities:
Receivables - net	(213)	(3,993)	2,028
Accrued unbilled revenues	(1,121)	(1,115)	5
Materials and supplies	20	381	247
Gas in storage	(74)	1,125	86
Gas costs recoverable	(7,268)	(1,771)	1,222
Regulatory assets	(284)	631	1,112
Prepayments	(4)	45	(71)
Payables	901	3,496	4,069
Customer gas service and credit deposits	(441)	(387)	71
Accrued taxes	(1,495)	2,733	(647)
Gas sales revenue refundable	-	(1,163)	752
Accrued interest	(6)	(297)	(3)
Net Cash Provided by Operating Activities	7,011	23,676	31,475

INVESTING ACTIVITIES:
Capital spending	(10,829)	(14,614)	(11,082)
Temporary investments	7,855	(7,855)	-
Net Cash Used in Investing Activities	(2,974)	(22,469)	(11,082)

FINANCING ACTIVITIES:
Short-term debt	7,375	-	(2,110)
Issuance of long-term debt	-	30,035	-
Retirement of long-term debt	(71)	(24,905)	-
Dividends paid on common stock	(11,131)	(10,660)	(13,960)
Net Cash Used in Financing Activities	(3,827)	(5,530)	(16,070)
Net Increase (Decrease) in Cash and Cash Equivalents	210	(4,323)	4,323
Cash and Cash Equivalents at Beginning of Year	343	4,666	343
Cash and Cash Equivalents at End of Year	$ 553	$ 343	$ 4,666

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

All subsidiaries are included in the consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation. Investments for which the Company's subsidiaries have at least a 20 percent interest, but less than a majority ownership, and partnerships in which the Company has less than a majority interest are accounted for under the equity method. Certain items previously reported for years prior to 2000 have been reclassified to conform with the current-year presentation.

B. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Concentration of Credit Risk

Peoples Gas provides natural gas service to approximately 839,000 customers within the City of Chicago. North Shore Gas provides natural gas service to about 149,000 customers within approximately 275 square miles in northeastern Illinois. Credit risk for the utility Companies is spread over a diversified base of residential, commercial, and industrial customers. Peoples Energy Services, the Company's retail energy marketing subsidiary, sells natural gas and electricity to approximately 11,000 commercial and industrial customers in northern Illinois. The Company's interests in oil and gas reserves are managed by 48 operators.

Peoples Gas and North Shore Gas encourage customers to participate in their long-standing budget payment programs, which allow the cost of higher gas consumption levels associated with the heating season to be spread over a 12-month billing cycle. Customers' payment records are continually monitored and credit deposits are required, when appropriate, to minimize uncollectible write-offs.

The joint partners of Elwood consist of an investor-owned utility and an energy trading company, both of which, directly or through parental credit support, are considered investment grade. The Company minimizes credit risk by dealing with creditworthy counterparties in accordance with established credit approval practices and limits. The Company and Elwood routinely assess the financial strength of their counterparties and may require letters of credit or parental guaranties when the financial strength of a counterparty is not considered sufficient.

D. Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. Oil and gas production revenues are accrued based on estimated monthly production from each property.

The Company has an insurance policy protecting against the effects of unusually mild weather. The policy settlement coincides with the fiscal year. The insurance proceeds are reported as revenue.

E. Weather Insurance

Peoples Energy has purchased a five-year weather insurance policy. The weather insurance program, beginning in fiscal year 2000, protects earnings when weather falls below 6,000 degree days. The Company will continue to retain all upside revenue potential when weather is colder than normal. On a monthly basis, the Company amortizes the premium based on the normal 30-year average temperature and applies the intrinsic value method to measure the contract at an interim balance sheet date. The contract settles annually at the fiscal year-end.

F. Property, Plant and Equipment

Property, plant and equipment is stated at original cost and includes appropriate amounts of capitalized labor costs, payroll taxes, employee benefit costs, administrative costs, and an allowance for funds used during construction or capitalized interest as appropriate.

G. Accounts Payable

The Company utilizes controlled disbursement banking arrangements under which certain bank accounts have negative book balances due to checks in transit. The negative balances are classified as Accounts Payable.

H. Depreciation, Depletion and Amortization

The Company's utility subsidiaries charge the cost of maintenance and repairs of property and minor renewals and improvements of property to maintenance expense. When depreciable property is retired, its original cost is charged to the accumulated provision for depreciation.

The provision for depreciation substantially reflects the systematic amortization of the original cost of depreciable property, net of the accumulated reserve for depreciation, over the estimated composite remaining useful lives on the straight-line method. Additionally, actual dismantling cost, net of salvage, is included in the provision for depreciation in the month incurred. The amounts provided are designed to cover not only losses due to wear and tear that are not restored by maintenance, but also losses due to obsolescence and inadequacy.

In August 2000, Peoples Gas and North Shore Gas filed petitions with the Commission requesting approval of revised depreciation rates that, if approved, are expected to result in a reduction in depreciation expense for fiscal year 2001 and subsequent years. The petitions are supported by engineering studies of the utilities' gas plant in service. The utilities expect the Commission to issue orders regarding the requests early in fiscal year 2001.

In the case of oil and gas producing properties, the Company is amortizing the capitalized costs on an overall units-of-production method based on total estimated proved oil and gas reserves. The fiscal 2000 and 1999 rate of depletion was $1.16 and $.99 per equivalent Mcf unit of production, respectively.

Other diversified businesses' depreciable property is amortized over its estimated useful lives. Gains and losses are recognized at the time of asset sale or disposition.

The consolidated provision for depreciation and amortization, expressed as an annual percentage of the original cost of depreciable property, was 3.6 percent for fiscal years 2000, 1999 and 1998.

I. Regulated Operations

Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets on the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

The following regulatory assets of subsidiaries were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30, 2000 and 1999:

	For fiscal years ended
	September 30,
	2000	1999
	(Thousands)

Environmental costs, net of recoveries (see Note 3A)	$ 54,472	$ 43,236
Income taxes (see Note 1J)	14,873	11,972
Discount, premium, expenses, and loss on reacquired bonds	6,430	4,087
SNG plant	702	6,315
Total regulatory assets of subsidiaries	$ 76,477	$ 65,610

The following regulatory assets of Peoples Gas were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30, 2000 and 1999:

	For fiscal years ended
	September 30,
	2000	1999
	(Thousands)

Environmental costs, net of recoveries (see Note 3A)	$ 34,024	$ 23,495
Income tax (see Note 1J)	14,873	11,972
Discount, premium, expenses, and loss on reacquired bonds	4,727	2,294
SNG plant	702	6,315
Total regulatory assets of Peoples Gas	$ 54,326	$ 44,076

The following regulatory assets of North Shore Gas were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at September 30, 2000 and 1999:

	For fiscal years ended
	September 30,
	2000	1999
	(Thousands)

Environmental costs, net of recoveries (see Note 3A)	$ 20,448	$ 19,740
Discount, premium, expenses, and loss on reacquired bonds	1,704	1,793
Total regulatory assets of North Shore Gas	$ 22,152	$ 21,533

If all or a reportable portion of the utility operations becomes no longer subject to the provision of SFAS No. 71, a write-off of related regulatory assets or liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the remaining regulated operations.

J. Income Taxes

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

Each utility subsidiary within the consolidated group nets its income tax-related regulatory assets and liabilities. At September 30, 2000 and 1999, net regulatory income tax assets recorded in Other Assets amounted to $14.9 million and $12.0 million, respectively, while net regulatory income tax liabilities recorded in Other Liabilities equaled $4.3 million and $4.7 million, respectively.

Investment tax credits have been deferred and are being amortized through credits to income over the book lives of related property.

As a result of qualified oil and gas reserves that were acquired in December 1999, the Company recognized a $3.8 million Section 29 tax credit in fiscal 2000.

K. Gas in Storage

Storage injections are priced at the fiscal-year average of costs of supply. Withdrawals from storage for the utilities are priced on the last-in, first-out (LIFO) cost method. The estimated current replacement cost of gas in inventory at September 30, 2000 and 1999 exceeded the LIFO cost by approximately $101.7 million and $54.0 million, respectively.

L. Statement of Cash Flows

For purposes of the balance sheet and the statement of cash flows, the Company considers all short-term liquid investments with maturities of three months or less to be cash equivalents.

Income taxes and interest paid (excluding capitalized interest of $822,000 $2.6 million and $646,000, for the Company and utility subsidiaries for the respective years) were as follows:

For fiscal years	Peoples Energy			Peoples Gas			North Shore Gas
Ended September 30,	2000	1999	1998	2000	1999	1998	2000	1999	1998
(Thousands)

Income taxes paid	$23,110	$20,502	$19,832	$17,199	$14,215	$11,775	$2,921	$7,506	$6,209
Interest paid	53,452	39,778	37,239	34,289	31,762	32,118	4,657	5,164	5,064

M. Recovery of Gas Costs

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

For each gas distribution utility, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 1999 are currently pending before the Commission.

N. Recovery of Costs of Environmental Activities Relating to Former Manufactured Gas Operations

Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. For each utility with such a rate mechanism, the Commission conducts annual proceedings regarding the reconciliation of revenues from the rate mechanism and related costs. In such proceedings, costs recovered by a utility through the rate mechanism are subject to challenge. Such proceedings regarding the Companies for fiscal years 1998 and 1999 are currently pending before the Commission.

O. Derivative Instruments and Hedging Activities

The Company has a formal risk management policy that establishes monitoring and control procedures for the execution, recording and reporting of derivative financial instruments. The intent of the policy is to utilize risk management trading primarily to manage risk. The Company may use interest rate swaps, forward rate transactions, commodity futures contracts, options, collars and swaps to hedge the impact of interest rate, price and volume fluctuations related to its business activities.

Except for enovate, the Company is using derivative instruments to manage risk and thus qualifies for hedge accounting. Realized gains or losses from derivative instruments (through maturity or termination of the hedge) are deferred until the underlying hedged item is sold or matures. If the Company determines that any portion of the underlying hedged item will not be purchased or sold, the unmatched portion of the instrument is MTM and any gain or loss is recognized on the Consolidated Statement of Income. Recognized gains or losses are recorded on the Consolidated Statement of Income with the underlying hedged item. As of September 30, 2000 and 1999, the Company had open derivative financial instruments representing hedges of 26.7 Bcf and 9.3 Bcf of gas, respectively. As of September 30, 2000, the Company also had open derivative financial instruments representing hedges of oil of 360.8 MBbl and no hedges of oil at September 30, 1999. As of September 30,  2000 and 1999, the Company had no related deferred gains or losses on the Consolidated Balance Sheet.

Elwood uses derivative instruments to manage its fuel price risk. As of September 30, 2000, Elwood had open derivative instruments for hedges of 7.3 Bcf of natural gas purchases.

The Company has a 50 percent interest in enovate, which is engaged in Midstream Services activities, and may participate in limited trading activities, which are other than for hedging purposes. For enovate, the Company has recorded its share of the MTM income for trading activities. This amount is immaterial.

In the first quarter 2001, the Company will adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 which are discussed below in Note 1Q.

P. Oil and Gas Production Properties

For oil and gas activities, the Company follows the full-cost method of accounting as prescribed by the SEC. Under the full-cost method, all costs directly associated with acquisition, exploration and development activities are capitalized, with the principal limitation that such amounts not exceed the present value of estimated future net revenues to be derived from the production of proved oil and gas reserves (the full-cost ceiling). If net capitalized costs exceed the full-cost ceiling at the end of any quarter, a permanent impairment of the assets is required to be charged to earnings in that quarter. Such a charge would have no effect on the Company's cash flow. For fiscal years 2000, 1999 and 1998 there was no such charge to income.

Q. Accounting for Gas Supply Contracts

Effective October 1, 1999, Peoples Gas and North Shore Gas entered into gas purchase and agency agreements with Enron. Under the terms of the agreements, Enron agrees to sell and deliver gas to Peoples Gas and North Shore Gas covering baseload requirements plus incremental quantities as needed. In conjunction with these agreements Enron purchases from Peoples Gas and North Shore Gas specified quantities of the gas that Peoples Gas and North Shore Gas are obligated to buy from their suppliers under existing contracts. Enron will purchase these gas supplies at the same point and the same time as they are delivered to Peoples Gas and North Shore Gas, at a sales price exactly matching the purchase price from suppliers. Contractually Peoples Gas and North Shore Gas take title to the gas when it is delivered, at which point title passes to Enron. Although Peoples Gas and North Shore Gas have credit risk if Enron fails to pay the suppliers, the master agreement with Enron allows the utilities to net the obligations to suppliers with amounts owed to Enron. The Company records the purchases from Enron as gas purchases and nets the applicable purchases from the suppliers with the sales to Enron.

R. Recent Accounting Pronouncements

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

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition. SAB 101 reflects the basic principles of revenue recognition in existing GAAP. The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The application of this bulletin will not have a material effect on the financial condition or results of operations of the Company.

In October 1999, the Company adopted the SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The application of this standard did not have a material effect on the financial condition or results of operations of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999 by SFAS No. 137, and further amended in June 2000 by SFAS No. 138. These rules require that all derivatives be recorded as either assets or liabilities on the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation of a type of hedge.

Changes in the fair value of derivatives will be recognized in the current period earnings, unless specific hedge accounting criteria are met. Virtually all of the Company's derivatives are cash flow hedges. For cash flow hedges, the gain or loss is deferred in other comprehensive income in the Consolidated Statement of Stockholders' Equity until the hedged item is recorded in the Consolidated Statement of Income. At that point, the deferred gain or loss of the hedge is also recorded in the income statement. If a hedge is found to be ineffective, the ineffective amount is recorded in the income statement when incurred. For fair value hedges, if an entity qualifies for hedge accounting, the derivative's gains and losses will offset the related results of the hedged item in the same period's income statement. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income.

As a result of the adoption of this statement in the first quarter of 2001, the Company will record hedges that offset increased projected cashflows from the hedged items and, therefore, record a credit to hedge liability of $38.7 million, a debit to Retained Earnings of $57,000 for the ineffective portion, an increase to deferred tax assets of $15.3 million and a debit of $23.3 million to Other Comprehensive Income net of tax, on October 1, 2000.

2: BUSINESS SEGMENTS

The Company is presenting below information about its operating segments for the fiscal years 2000, 1999 and 1998. The Company has six business segments: Gas Distribution, Power Generation, Midstream Services, Retail Energy Services, Oil and Gas Production, and Other. Operating income also includes the effect of corporate activities and consolidating adjustments.

The Company has determined its business segments based on regulation plus a delineation based on type of product or services and activity related to those products or services, such as production versus marketing of natural gas. These segments are consistent with how the Company's senior management develops overall strategy for the Company. The financial performance of each segment is evaluated based on its operating income and equity investment income before interest expense, other income and deductions, and income taxes. The accounting policies of the six segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. No single customer represents more than 10 percent of consolidated revenues. In addition, all of the reportable segments' revenues are derived from sources within the U.S. and all reportable segments' long-lived assets are located in the U.S.

The Gas Distribution segment is the Company's core business. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline which connects the facility and six major interstate pipelines to Chicago.

The Power Generation segment is engaged in the development, construction, operation and ownership of natural gas-fired electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Energy, Inc. are equal investors in Elwood, which owns and operates a 600-megawatt peaking facility near Chicago, Illinois. Expansion of the jointly owned facility has begun and will increase the generating capacity upon completion of construction in 2001.

The Midstream Services segment performs wholesale activities that provide value to gas distribution utilities, marketers and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron are equal partners in enovate, which will expand the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. The Company also is an equal partner with The Coastal Corporation in Whitecap, which is developing a pipeline to deliver natural gas to new and existing power plants in Indiana, Illinois and Wisconsin. Whitecap will also service growth markets in existing gas utility systems.

The Retail Energy Services segment markets gas and electricity and provides energy management and other services to retail customers. Peoples Energy Services and Peoples Energy Home Services are engaged in providing energy commodities and value-added services to industrial, commercial and residential customers.

The Oil and Gas Production segment is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company's focus is on low risk drilling opportunities and the acquisition of proved oil and gas reserves with upside potential which can be realized through drilling, production enhancement and reservoir optimization programs. Certain producing properties owned by the Company qualify for Section 29 income tax credits.

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. These and other activities do not fall under the above segments and are reported in the Other segment.

	Peoples Energy
				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
(Thousands)	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Fiscal 2000
Operating Revenues	$ 1,116,141	$ -	$ 132,722	$ 142,233	$ 31,139	$ 40	$ (4,742)	$ 1,417,533
Depreciation, Depletion and Amortization	84,704	-	527	1,689	13,822	66	127	100,935
Operating Income (Loss)	163,397	(3,710)	10,151	(4,165)	7,365	(1,151)	(12,704)	159,183
Equity Investment Income	-	15,197	217	-	1,736	544	-	17,694
Operating Income and Equity Investment Income	163,397	11,487	10,368	(4,165)	9,101	(607)	(12,704)	176,877
Segment Assets	1,504,421	41,210	6,335	9,449	91,483	2,514	1,282	1,656,694
Investments in Equity Investees	-	106,048	1,233	-	27,097	4,939	-	139,317
Capital Spending	$ 108,230	$ 41,911	$ 868	$ 1,431	$ 92,878	$ 3,301	$ (895)	$ 247,724

Fiscal 1999
Operating Revenues	$ 980,125	$ -	$ 106,916	$ 101,258	$ 9,239	$ 25	$ (3,182)	$ 1,194,381
Depreciation, Depletion and Amortization	77,904	-	211	1,367	4,039	-	10	83,531
Operating Income (Loss)	154,851	(1,630)	8,991	(3,590)	2,151	(522)	(4,237)	156,014
Equity Investment Income	-	8,514	-	-	58	302	-	8,874
Operating Income and Equity Investment Income	154,851	6,884	8,991	(3,590)	2,209	(220)	(4,237)	164,888
Segment Assets	1,481,305	-	8,314	8,178	31,836	2,580	306	1,532,519
Investments in Equity Investees	-	96,021	-	-	6,602	4,174	-	106,797
Capital Spending	$ 130,288	$ 73,186	$ 42	$ 4,589	$ 27,775	$ 580	$ (2,289)	$ 234,171

Fiscal 1998
Operating Revenues	$ 1,048,403	$ -	$ 49,469	$ 35,905	$ 2,049	$ 4	$ (3,102)	$ 1,132,728
Depreciation, Depletion and Amortization	75,804	-	203	209	1,099	-	-	77,315
Operating Income (Loss)	160,217	-	7,388	(3,998)	(350)	(1,650)	(3,154)	158,453
Equity Investment Income	-	-	-	-	-	345	-	345
Operating Income and Equity Investment Income	160,217	-	7,388	(3,998)	(350)	(1,305)	(3,154)	158,798
Segment Assets	1,430,660	-	8,738	4,957	13,170	-	22	1,457,547
Investments in Equity Investees	-	15,507	-	-	1,683	5,865	-	23,055
Capital Spending	$ 105,776	$ 15,507	$ 1,795	$ 5,073	$ 15,969	$ 13	$ -	$ 144,133

The following table reconciles total segment assets and investments in equity investees to the Company's consolidated total assets for the fiscal years ended 2000 and 1999:

For fiscal years ended September 30,	2000	1999
	(Thousands)

Segment Assets	$ 1,656,694	$ 1,532,519
Investments in Equity Investees	139,317	106,797
Other Investments not included in
above categories	14,081	11,149
Total Capital Investments - Net	1,810,092	1,650,465

Current Assets	463,899	273,459
Other Assets	227,927	177,207
Total Assets	$ 2,501,918	$ 2,101,131

The following table reconciles total segment operating income and equity investment income to the Company's consolidated net income for the fiscal years ended 2000, 1999 and 1998:

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)

Operating income and equity investment income	$ 176,877	$ 164,888	$ 158,798
Other income and (deductions)	5,803	19,840	4,295
Interest expense	52,919	39,511	38,545
Income taxes	43,346	52,581	45,125
Net Income	$ 86,415	$ 92,636	$ 79,423

	Peoples Gas				North Shore Gas
			Retail
	Gas	Midstream	Energy		Gas
(Thousands)	Distribution	Services	Services	Total	Distribution
Fiscal 2000
Operating Revenues	$ 948,196	$ 6,477	$ 1,896	$ 956,569	$ 157,446
Depreciation and Amortization	75,872	-	-	75,872	8,833
Operating Income (Loss)	139,919	5,673	(96)	145,496	14,578
Segment Assets	1,301,572	-	-	1,301,572	203,411
Capital Spending	$ 97,400	$ -	$ -	$ 97,400	$ 10,829

Fiscal 1999
Operating Revenues	$ 844,404	$ 5,982	$ 1,129	$ 851,515	$ 135,720
Depreciation and Amortization	69,444	-	-	69,444	8,460
Operating Income (Loss)	130,449	5,982	(365)	136,066	24,402
Segment Assets	1,279,079	-	-	1,279,079	202,225
Capital Spending	$ 115,673	$ -	$ -	$ 115,673	$ 14,614

Fiscal 1998
Operating Revenues	$ 904,196	$ 3,324	$ -	$ 907,520	$ 144,206
Depreciation and Amortization	67,752	-	-	67,752	8,053
Operating Income (Loss)	134,331	3,324	-	137,655	25,886
Segment Assets	1,233,763	-	-	1,233,763	196,897
Capital Spending	$ 94,425	$ -	$ -	$ 94,425	$ 11,082

The following table reconciles total segment assets to Peoples Gas' and North Shore Gas' consolidated total assets for the fiscal years ended 2000 and 1999:

	Peoples Gas		North Shore Gas
For fiscal years ended September 30,	2000	1999	2000	1999
(Thousands)

Segment Assets	$1,301,572	$1,279,079	$203,411	$202,225
Other Investments not included in
above Categories	10,522	9,414	22	22
Total Capital Investments - Net	1,312,094	1,288,493	203,433	202,247

Current Assets	287,780	190,721	36,247	34,948
Other Assets	200,822	151,839	25,445	24,609
Total Assets	$1,800,696	$1,631,053	$265,125	$261,804

The following table reconciles total segment operating income to Peoples Gas' and North Shore Gas' consolidated net income for the fiscal years ended 2000, 1999 and 1998:

	Peoples Gas			North Shore Gas
For fiscal years ended September 30,	2000	1999	1998	2000	1999	1998
(Thousands)

Operating income	$145,496	$ 136,066	$ 137,655	$ 14,578	$ 24,402	$ 25,886
Other income and (deductions)	3,674	18,885	2,052	377	763	414
Interest expense	33,640	32,619	33,141	5,114	5,277	5,189
Income taxes	41,954	44,115	38,188	3,657	7,396	8,125
Net Income	$ 73,576	$ 78,217	$ 68,378	$ 6,184	$ 12,492	$ 12,986

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

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At September 30, 2000, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $34.0 million; for North Shore Gas the total was $20.5 million; and for the Company on a consolidated basis the total deferred was $54.5 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at September 30, 2000 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at September 30, 2000 have not been reduced to reflect recoveries from other insurance carriers.

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

B. Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

C. Equipment Containing Mercury

Peoples Gas and North Shore Gas are inspecting for mercury contamination in certain of their customers' premises where gas pressure regulators, manometers and other equipment containing mercury may have been used. The utilities plan to inspect in total approximately 95,000 locations. Virtually all of the gas pressure regulators containing mercury that were used for residences and other small volume customers were removed by the utilities in the 1960's, 1970's and 1980's. The utilities' inspection program includes both a visual check for mercury and a check with mercury detection equipment.

As of September 30, 2000, Peoples Gas has visually inspected 24,320 premises (including 23,374 small volume customers, primarily residences) and small amounts of mercury were found in 29 of these locations (of which 15 were residences). North Shore Gas has visually inspected 7,651 premises (7,460 small volume customers, primarily residences) and small amounts of mercury were found in 8 of these locations (of which 7 were residences).

In each case where mercury contamination is found, Peoples Gas or North Shore Gas will perform appropriate remediation at the premises to eliminate contamination. Peoples Gas and North Shore Gas continue to investigate their historical use of any mercury-containing equipment. Based on information available at September 30, 2000, it does not appear that mercury contamination discovered by the utilities has had or will have a significant harmful effect on the public.

The Company has incurred and expects to continue to incur costs for inspection and remediation and other costs related to the program. The Company charged $16.1 million (of which Peoples Gas and North Shore Gas charged $8.0 million and $8.1 million, respectively) to operating expense in the fourth quarter, including the accrual recorded in accounts payable of $15 million (of which Peoples Gas and North Shore Gas recorded $7.0 million and $8.0 million, respectively) to account for the estimated remaining costs related to the program. The accrual represents the Company's best estimate, based on an evaluation of currently available information. Actual costs incurred in the future may vary from this estimate. As of September 30, neither the Company nor the utilities have been named as a defendant in any lawsuit. The Company intends to vigorously pursue the recovery of mercury-related costs from insurance.

4: LONG-TERM LEASE

Peoples Gas has entered into a long-term operating lease for its headquarters office which expires in 2008.

The rental obligation consists of a base rent of $2.3 million plus operating expenses and taxes. The base rent escalates by 2 percent each year through 2003. Base rent in 2004 is approximately $3.6 million with annual increases of 2 percent each year through 2008.

Rental expenses for the headquarters office were $6.5 million, $6.6 million and $6.5 million for fiscal years 2000, 1999 and 1998, respectively.

5: COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other nonowner changes in equity (other comprehensive income). Comprehensive income includes net income plus the effect of the additional pension liability not yet recognized as net periodic pension cost. The Company has reported accumulated other comprehensive income in its Consolidated Statement of Stockholders' Equity.

Comprehensive income for the Company for fiscal years 2000, 1999 and 1998 is as follows:

	Fiscal Years
(Thousands)	2000	1999	1998
Net income	$86,415	$92,636	$79,423

Other comprehensive income
Minimum pension liability	(3,303)	1,533	1,604
Income tax (expense)/benefit	1,311	(609)	(636)
Other comprehensive income, net of tax	(1,992)	924	968

Comprehensive income	$84,423	$93,560	$80,391

Comprehensive income for Peoples Gas for fiscal years 2000, 1999 and 1998 is as follows:

	Fiscal Years
(Thousands)	2000	1999	1998
Net income	$73,576	$78,217	$68,378

Other comprehensive income
Minimum pension liability	(3,303)	1,533	1,604
Income tax (expense)/benefit	1,311	(609)	(636)
Other comprehensive income, net of tax	(1,992)	924	968

Comprehensive income	$71,584	$79,141	$69,346

6: OTHER INCOME AND (DEDUCTIONS)

Other income and deductions for Peoples Energy for fiscal 2000, 1999 and 1998 were as follows:

	Fiscal Years
	2000	1999	1998
	(Thousands)

Elimination of decommissioning reserve	$ -	$ 12,951	$ -
Miscellaneous interest revenues	2,280	3,494	2,445
Income from securities	118	670	924
Allowance for other funds used during construction	1,117	1,955	933
Interest income on loan to partnership	1,100	-	-
Interest on amounts recovered from customers	519	128	142
Other	669	642	(149)
Total other income and (deductions)	$ 5,803	$ 19,840	$ 4,295

Other income and deductions for Peoples Gas for fiscal 2000, 1999 and 1998 were as follows:

	Fiscal Years
	2000	1999	1998
	(Thousands)

Elimination of decommissioning reserve	$ -	$ 12,985	$ -
Miscellaneous interest revenues	1,527	2,999	705
Income from securities	73	407	662
Allowance for other funds used during construction	1,117	1,955	933
Interest on amounts recovered from customers	434	117	119
Other	523	422	(367)
Total other income and (deductions)	$ 3,674	$ 18,885	$ 2,052

Other income and deductions for North Shore Gas for fiscal 2000, 1999 and 1998 were as follows:

	Fiscal Years
	2000	1999	1998
	(Thousands)

Miscellaneous interest revenues	$ 302	$ 459	$ 307
Income from securities	44	185	-
Interest on amounts recovered from customers	85	11	23
Other	(54)	108	84
Total other income and (deductions)	$ 377	$ 763	$ 414

In January 1999, Peoples Gas eliminated a $13.0 million decommissioning reserve associated with the 1995 retirement of its synthetic natural gas plant. This elimination resulted in the recognition of $13.0 million in other income. Management determined that it did not expect the plant's decommissioning costs to exceed amounts incurred to date through January 1999.

7: RETIREMENT AND POSTRETIREMENT BENEFITS

The Company and its subsidiaries participate in two defined benefit pension plans covering substantially all employees. These plans provide pension benefits that generally are based on an employee's length of service, compensation during the five years preceding retirement, and social security benefits. System companies make contributions to the plans based upon actuarial determinations and in consideration of tax regulations and funding requirements under federal law. The Company also has non-qualified pension plans that provide certain employees with pension benefits in excess of qualified plan limits imposed by federal tax law. Retiring employees have the option of receiving retirement benefits in the form of annuities or a lump sum payment.

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

Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, reconciliations of the beginning and ending balances of the plan assets, and the funded status of these plans for years 2000 and 1999 are as follows:

Peoples Energy
(Millions) For Fiscal Years	2000		1999
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(millions)

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 372.9	$ 108.1	$ 422.0	$ 108.7
Service cost	12.0	4.1	12.6	3.5
Interest cost	27.9	8.0	29.3	7.6
Actuarial (gain) / loss	(11.5)	(0.1)	(40.1)	(1.3)
Benefits paid	(45.3)	(10.7)	(50.9)	(10.4)
Benefit obligation at end of measurement period	$ 356.0	$ 109.4	$ 372.9	$ 108.1

Change in plan assets
Market value of plan assets at beginning of period	$ 686.5	$ 75.3	$ 673.2	$ 61.4
Actual return on plan assets	28.1	5.8	61.1	7.3
Employer contributions (including non-qualified plans)	0.2	9.1	3.1	13.8
Participant contributions	-	3.6	-	3.2
Benefits paid	(45.3)	(10.7)	(50.9)	(10.4)
Market value of plan assets at end of measurement period	$ 669.5	$ 83.1	$ 686.5	$ 75.3

Funded status	$ 313.5	$ (26.3)	$ 313.6	$ (32.8)
Unrecognized net transition obligation	(8.8)	54.6	(11.7)	58.8
Unrecognized prior service cost	4.1	-	4.7	-
Unrecognized net (gain) / loss	(180.2)	(30.7)	(216.3)	(28.4)
Contributions: July 1 to September 30	-	2.4	-	2.3
Non-qualified plans:
Recognition of additional minimum liability	(4.6)	-	(1.3)	-
Prepaid (accrued) benefit cost at September 30	$ 124.0	$ 0.0	$ 89.0	$ (0.1)

Amounts recognized in the statement of
financial position consist of:
Prepaid pension cost	$ 132.0	$ -	$ 93.0	$ -
Accrued benefit liability	(8.0)	-	(4.0)	-
Intangible asset	0.5	-	0.5	-
Accumulated other comprehensive income	4.1	-	0.8	-
	$ 128.6	$ -	$ 90.3	$ -

The benefit obligations at September 30, 2000 and 1999 are based on a July 1 measurement date using a discount rate of 8.25 percent for 2000 and 7.75 percent for 1999 and assumed future compensation increases of 4.5 percent per year. Plan assets consist primarily of marketable equity and fixed-income securities.

Peoples Gas
(Millions) For Fiscal Years	2000		1999
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 346.0	$ 98.7	$ 393.2	$ 99.3
Service cost	10.8	3.7	11.6	3.2
Interest cost	25.6	7.3	27.3	6.9
Plan amendment	-	-	-	-
Special benefits cost	-	-	-	-
Transfers	(3.0)	(0.4)	(0.3)	-
Actuarial (gain) / loss	(9.5)	0.2	(38.1)	(1.1)
Benefits paid	(43.2)	(9.8)	(47.7)	(9.6)
Benefit obligation at end of measurement period	$ 326.7	$ 99.7	$ 346.0	$ 98.7

Change in plan assets
Market value of plan assets at beginning of period	$ 651.5	$ 70.2	$ 638.3	$ 57.6
Actual return on plan assets	26.4	5.3	58.2	6.8
Employer contributions (including non-qualified plans)	0.2	8.4	3.0	12.5
Participant contributions	-	3.3	-	2.9
Transfers	(4.7)	(0.6)	(0.3)	-
Benefits paid	(43.2)	(9.8)	(47.7)	(9.6)
Market value of plan assets at end of measurement period	$ 630.2	$ 76.8	$ 651.5	$ 70.2

Funded status	$ 303.5	$ (22.9)	$ 305.5	$ (28.5)
Unrecognized net transition obligation	(8.6)	49.7	(11.4)	53.7
Unrecognized prior service cost	4.0	-	4.5	-
Unrecognized net (gain) / loss	(171.0)	(28.9)	(207.9)	(27.3)
Contributions: July 1 to September 30	-	2.1	-	2.1
Non-qualified plans:
Contributions: July 1 to September 30	-	-	-	-
Recognition of additional minimum liability	(4.6)	-	(1.3)	-
Prepaid (accrued) benefit cost at September 30	$ 123.3	$ 0.0	$ 89.4	$ 0.0

Amounts recognized in the statement of
financial position consist of:
Prepaid pension cost	$ 131.3	$ -	$ 93.4	$ -
Accrued benefit liability	(8.0)	-	(4.0)	-
Intangible asset	0.5	-	0.5	-
Accumulated other comprehensive income	4.1	-	0.8	-
	$ 127.9	$ -	$ 90.7	$ -

North Shore Gas
(Millions) For Fiscal Years	2000		1999
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Change in benefit obligation
Benefit obligation at beginning of measurement period	$ 26.9	$ 9.4	$ 28.8	$ 9.4
Service cost	1.0	0.4	1.0	0.3
Interest cost	2.0	0.7	2.0	0.7
Plan amendment	-	-	-	-
Special benefits cost	-	-	-	-
Transfers	-		0.3
Actuarial (gain) / loss	(2.1)	(0.3)	(2.0)	(0.2)
Benefits paid	(2.1)	(1.0)	(3.2)	(0.8)
Benefit obligation at end of measurement period	$ 25.7	$ 9.2	$ 26.9	$ 9.4

Change in plan assets
Market value of plan assets at beginning of period	$ 35.0	$ 5.1	$ 34.9	$ 3.8
Actual return on plan assets	1.5	0.4	2.9	0.5
Employer contributions (including non-qualified plans)	-	0.8	0.1	1.3
Participant contributions	-	0.3	-	0.3
Transfers	-	-	0.3	-
Benefits paid	(2.1)	(1.0)	(3.2)	(0.8)
Market value of plan assets at end of measurement period	$ 34.4	$ 5.6	$ 35.0	$ 5.1

Funded status	$ 8.7	$ (3.6)	$ 8.1	$ (4.3)
Unrecognized net transition obligation	(0.2)	4.7	(0.3)	5.1
Unrecognized prior service cost	0.2	-	0.2	-
Unrecognized net (gain) / loss	(8.3)	(1.6)	(8.4)	(1.1)
Contributions: July 1 to September 30	-	0.3	-	0.2
Non-qualified plans:
Contributions: July 1 to September 30	-	-	-	-
Recognition of additional minimum liability	-	-	-	-
Prepaid (accrued) benefit cost at September 30	$ 0.4	$ (0.2)	$ (0.4)	$ (0.1)

Amounts recognized in the statement of
financial position consist of:
Prepaid pension cost	$ 0.4	$ -	$ (0.4)	$ -
Accrued benefit liability	-	-	-	-
Intangible asset	-	-	-	-
Accumulated other comprehensive income	-	-	-	-
	$ 0.4	$ -	$ (0.4)	$ -

Net pension benefit cost and net postretirement benefit cost for all plans for the Company for fiscal 2000, 1999 and 1998 included the following components:

	For fiscal years ended September 30,
	2000	1999	1998
Pension Benefit Cost	(Millions)
Service cost - benefits earned
during the year	$ 12.0	$ 12.6	$ 11.1
Interest cost on projected pension
benefit obligation	27.9	29.3	27.8
Expected return on plan assets (gain)	(54.7)	(50.1)	(46.3)
Amortization of:
Net transition (asset) / obligation	(2.0)	(2.1)	(2.4)
Prior service cost	0.6	0.5	0.5
Net (gain) / loss	(4.9)	(1.5)	(2.9)
Net periodic benefit cost (credit)	(21.1)	(11.3)	(12.2)

Special benefit cost	-	-	1.2
Settlement accounting	(16.9)	(10.6)	(17.7)
Net pension cost (credit)	$ (38.0)	$ (21.9)	$ (28.7)

	For fiscal years ended September 30,
	2000	1999	1998
Other Postretirement Benefit Cost	(Millions)
Service cost - benefits
earned during the year	$ 4.1	$ 3.5	$ 3.5
Interest cost on accumulated
postretirement benefit obligation	8.0	7.6	8.6
Expected return on plan assets (gain)	(6.0)	(5.1)	(4.1)
Amortization of:
Net transition (asset) / obligation	4.2	4.2	4.9
Net (gain) / loss	(1.4)	(1.0)	(0.7)
Net periodic postretirement
benefit cost	8.9	9.2	12.2

Special benefit cost	-	-	0.1
Net postretirement benefit cost	$ 8.9	$ 9.2	$ 12.3

In 2000, 1999 and 1998, the Company recognized net gains of $16.9 million, $10.6 million and $17.7 million, respectively, from the settlement of portions of pension plan obligations. In 1998, a special benefit cost of $1.2 million was recognized to reflect the cost of an accelerated pension payout to certain former employees.

In fiscal 1998, a special benefit charge of $132,000 was recognized to reflect the health and life insurance costs associated with an accelerated retirement program for certain former employees.

Net pension benefit cost and net postretirement benefit cost for all plans for Peoples Gas for fiscal 2000, 1999 and 1998 included the following components:

	For fiscal years ended September 30,
	2000	1999	1998
	(Millions)
Pension Benefit Cost
Service cost - benefits earned
during the year	$ 10.8	$ 11.6	$ 10.3
Interest cost on projected pension
benefit obligation	25.6	27.3	25.8
Expected return on plan assets (gain)	(51.6)	(47.5)	(43.9)
Amortization of:
Net transition (asset) / obligation	(1.9)	(2.1)	(2.3)
Prior service cost	0.5	0.5	0.5
Net (gain) / loss	(4.6)	(1.5)	(2.8)
Net periodic benefit cost (credit)	(21.2)	(11.7)	(12.4)

Special benefit cost	-	-	1.2
Settlement accounting	(16.1)	(10.2)	(17.0)
Net pension cost (credit)	$ (37.3)	$ (21.9)	$ (28.2)

	For fiscal years ended September 30,
	2000	1999	1998
	(Millions)
Other Postretirement Benefit Cost
Service cost - benefits
earned during the year	$ 3.7	$ 3.2	$ 3.2
Interest cost on accumulated
postretirement benefit obligation	7.3	6.9	7.8
Expected return on plan assets	(5.5)	(4.7)	(3.8)
Amortization of:
Net transition (asset) / obligation	3.8	3.9	4.5
Net (gain) / loss	(1.3)	(1.0)	(0.7)
Net periodic postretirement benefit cost	8.0	8.3	11.0
Special benefit cost	-	-	0.1
Net postretirement benefit cost	$ 8.0	$ 8.3	$ 11.1

Net pension benefit cost and net postretirement benefit cost for all plans for North Shore Gas for fiscal 2000, 1999 and 1998 included the following components:

	For fiscal years ended September 30,
	2000	1999	1998
	(Millions)
Pension Benefit Cost
Service cost - benefits earned
during the year	$ 1.0	$ 1.0	$ 0.8
Interest cost on projected pension
benefit obligation	2.0	2.0	2.0
Expected return on plan assets (gain)	(2.8)	(2.6)	(2.4)
Amortization of:
Net transition (asset) / obligation	-	-	(0.1)
Net (gain) / loss	(0.2)	-	(0.1)
Net periodic benefit cost (credit)	-	0.4	0.2

Settlement accounting	(0.7)	(0.4)	(0.7)
Net pension cost (credit)	$ (0.7)	$ -	$ (0.5)

	For fiscal years ended September 30,
	2000	1999	1998
	(Millions)
Other Postretirement Benefit Cost
Service cost - benefits
earned during the year	$ 0.3	$ 0.3	$ 0.3
Interest cost on accumulated
postretirement benefit obligation	0.7	0.7	0.8
Expected return on plan assets	(0.4)	(0.4)	(0.3)
Amortization of:
Net transition (asset) / obligation	0.4	0.3	0.4
Net (gain) / loss	(0.1)	-	-
Net postretirement benefit cost	$ 0.9	$ 0.9	$ 1.2

In the calculation of the pension benefit cost and the other postretirement benefit cost under the plans, the following actuarial assumptions were used for fiscal years 2000, 1999 and 1998:

	Fiscal Years
	2000	1999	1998
Pension Benefits
Discount rate	7.75%	7.00%	7.50%
Long-term rate of return on assets	9.00%	9.00%	9.00%
Assumed future compensation increases	4.50%	4.50%	4.50%
Other Postretirement Benefits
Discount rate	7.75%	7.00%	7.50%
Long-term rate of return on assets	9.00%	9.00%	9.00%

For measurement purposes, a health care cost trend rate of 5.4 percent was assumed for fiscal 2000, and that rate thereafter will decline gradually to 5.25 percent in 2002 and subsequent years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point for each future year would have increased the accumulated postretirement benefit obligation at September 30, 2000, by $8.9 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.5 million annually. Decreasing the assumed health care cost trend rate by one percentage point for each future year would have decreased the accumulated postretirement benefit obligation at September 30, 2000, by $7.6 million and the aggregate of service and interest cost components of the net periodic postretirement benefit cost by $1.2 million annually.

8: TAX MATTERS

A. Provision for Income Taxes

Total income tax expense as shown for the Company on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)
Current:
Federal	$ 3,825	$ 27,607	$ 17,276
State	757	2,517	3,819
Total current income taxes	4,582	30,124	21,095
Deferred:
Federal	31,772	19,020	20,390
State	8,000	4,965	5,236
Total deferred income taxes	39,772	23,985	25,626
Investment tax credits - net:
Federal	(1,190)	(1,634)	(1,648)
State	182	106	52
Total investment tax credits - net	(1,008)	(1,528)	(1,596)
Net provision for income taxes	$ 43,346	$ 52,581	$ 45,125

Total income tax expense as shown for Peoples Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)
Current:
Federal	$ 2,991	$ 18,345	$ 12,864
State	265	974	2,860
Total current income taxes	3,256	19,319	15,724
Deferred:
Federal	31,722	20,885	18,991
State	7,900	5,285	4,864
Total deferred income taxes	39,622	26,170	23,855
Investment tax credits - net:
Federal	(1,081)	(1,466)	(1,467)
State	157	92	76
Total investment tax credits - net	(924)	(1,374)	(1,391)
Net provision for income taxes	$ 41,954	$ 44,115	$ 38,188

Total income tax expense as shown for North Shore Gas on the Consolidated Statements of Income is composed of the following:

	For fiscal years ended September 30,
	2000	1999	1998
	(Thousands)
Current:
Federal	$ 2,861	$ 8,201	$ 5,314
State	570	1,427	1,120
Total current income taxes	3,431	9,628	6,434
Deferred:
Federal	181	(1,787)	1,450
State	129	(303)	382
Total deferred income taxes	310	(2,090)	1,832
Investment tax credits - net:
Federal	(109)	(168)	(180)
State	25	26	39
Total investment tax credits - net	(84)	(142)	(141)
Total provision for income taxes	$ 3,657	$ 7,396	$ 8,125

B. Tax Rate Reconciliation

The following is a reconciliation for the Company between the computed federal income tax expense (tax rate of 35 percent times pretax book income) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	2000		1999		1998
		Percent		Percent		Percent
		of		of		of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income tax expense	$ 42,287	35.00	$ 48,170	35.00	$ 40,405	35.00
Amortization of deferred taxes	(2,681)	(2.22)	(1,003)	(0.73)	(1,143)	(0.99)
Tax credits	(3,760)	(3.11)	(52)	(0.04)	-	-
Other, net	(1,439)	(1.18)	(2,122)	(1.54)	(3,244)	(2.82)
Total provision for federal
income taxes	$ 34,407	28.49	$ 44,993	32.69	$ 36,018	31.19

The following is a reconciliation for Peoples Gas between the computed federal income tax expense (tax rate of 35 percent times pretax book income) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	2000		1999		1998
		Percent		Percent		Percent
		of		of		of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income tax expense	$ 37,523	35.00	$ 40,594	35.00	$ 34,568	35.00
Amortization of deferred taxes	(2,485)	(2.32)	(1,466)	(1.26)	(1,467)	(1.49)
Other, net	(1,406)	(1.31)	(1,364)	(1.18)	(2,713)	(2.74)
Total provision for federal
income taxes	$ 33,632	31.37	$ 37,764	32.56	$ 30,388	30.77

The following is a reconciliation for North Shore Gas between the computed federal income tax expense (tax rate of 35 percent times pretax book income) and the total provision for federal income tax expense:

	For fiscal years ended September 30,
	2000		1999		1998
		Percent		Percent		Percent
		of		of		of
	Amount	Pretax	Amount	Pretax	Amount	Pretax
	(000's)	Income	(000's)	Income	(000's)	Income
Computed federal income tax expense	$ 3,191	35.00	$ 6,558	35.00	$ 6,849	35.00
Amortization of deferred income taxes	(196)	(2.15)	(198)	(1.06)	(153)	(0.78)
Other, net	(62)	(0.69)	(114)	(0.62)	(112)	(0.58)
Total provision for federal
income taxes	$ 2,933	32.16	$ 6,246	33.32	$ 6,584	33.64

C. Deferred Income Taxes

Set forth in the table below for the Company are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1J):

	For fiscal years ended
	September 30,
	2000	1999
	(Thousands)
Deferred tax liabilities:
Property - accelerated depreciation
and other property related items	$296,576	$282,643
Pension	52,229	36,913
Gas commodity costs	21,217	4,116
Other	10,761	9,618
Total deferred income tax liabilities	380,783	333,290
Deferred tax assets:
Other	(37,424)	(33,766)
Total deferred income tax assets	(37,424)	(33,766)
Net deferred income tax liabilities	$343,359	$299,524

Set forth in the table below for Peoples Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

	For fiscal years ended
	September 30,
	2000	1999
	(Thousands)
Deferred tax liabilities:
Property - accelerated depreciation and
other property related items	$ 270,210	$ 256,444
Other	81,606	51,423
Total deferred income tax liabilities	351,816	307,867
Deferred tax assets:
Uncollectible accounts	(9,217)	(8,490)
Unamortized investment tax credits	(10,602)	(10,966)
Other	(12,093)	(9,121)
Total deferred income tax assets	(31,912)	(28,577)
Net deferred income tax liabilities	$ 319,904	$ 279,290

Set forth in the table below for North Shore Gas are the temporary differences which gave rise to the net deferred income tax liabilities (see Note 1I):

	For fiscal years ended
	September 30,
	2000	1999
	(Thousands)

Deferred tax liabilities:
Property - accelerated depreciation and
other property related items	$ 27,836	$ 26,199
Other	5,256	1,394
Total deferred income tax liabilities	33,092	27,593
Deferred tax assets:
Net regulatory liabilities -
income tax amounts	(1,721)	(1,856)
Unamortized investment credits	(1,279)	(1,302)
Other	(6,559)	(3,383)
Total deferred income tax assets	(9,559)	(6,541)
Net deferred income tax liabilities	$ 23,533	$ 21,052

9: COVENANTS REGARDING RETAINED EARNINGS

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At September 30, 2000, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $69.3 million.

10: ASSETS SUBJECT TO LIEN

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

11: CAPITAL COMMITMENTS

Total contract and purchase order commitments of the Company and its subsidiaries at September 30, 2000, amounted to approximately $97.7 million. Total contract and purchase order commitments of Peoples Gas and North Shore Gas at September 30, 2000, amounted to approximately $4.2 million and $800,000, respectively.

12: LONG-TERM DEBT AND SHORT-TERM DEBT

A. Issuance of Bonds

On July 26, 2000, the Company issued $100 million Variable Rate Notes (the "Notes"), due August 1, 2002. The Notes are redeemable at the option of the Company in whole, beginning on February 1, 2001, and quarterly thereafter, at a redemption price equal to 100 percent of the principal amount. The average rate of this note for fiscal 2000 was 7.11 percent. The net proceeds from the sale of the Notes were applied to the reduction of short-term indebtedness.

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

B. Adjustable Rate and Remarketable Bonds

The rate of interest on the $27 million aggregate principal amount of the City of Chicago 1993 Series B Bonds, which are secured by an equal principal amount of Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series EE, is subject to adjustment annually on December 1. Owners of the Series B Bonds have the right to tender such bonds at par during a limited period prior to that date. Peoples Gas is obligated to purchase any such bonds tendered if they cannot be remarketed. Therefore, these bonds are classified as short-term debt on the balance sheet. The interest rate on the Series B Bonds will be 4.05% for the period December 1, 1999 through November 30, 2000.

The rates of interest on the $175 million aggregate principal amount of the City of Chicago Bonds, Series 2000A, Series 2000B, Series 2000C and Series 2000D (collectively the "City of Chicago 2000 Bonds"), which are secured by equal aggregate principal amounts of Peoples Gas' adjustable rate First and Refunding Mortgage Bonds - Series GG, Series HH, Series II and Series JJ, respectively, - are subject to adjustment each week. The average coupon rate on these bonds during fiscal 2000 are as follows: Series GG 4.27%, Series HH 4.27%, Series II 4.32% and Series JJ 4.34%. Owners of the City of Chicago 2000 Bonds have the right to tender such bonds at par at each weekly interest reset date. Peoples Gas is obligated to purchase any such bonds tendered that cannot be remarketed, therefore, these bonds are shown as short-term debt on the balance sheet.

C. Sinking Fund Requirements and Maturities and Redemptions

At September 30, 2000, long-term debt sinking fund requirements and maturities for the next five years are:

(Thousands) Fiscal Year	Peoples Energy	Peoples Gas	North Shore Gas	Consolidated
2001	$ -	$ -	$ -	$ -
2002	100,000	-	-	100,000
2003	-	75,000	15,000	90,000
2004	-	-	-	-
2005	-	-	-	-

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

On April 3, 2000, Peoples Gas redeemed $100 million aggregate principal amount of the City of Chicago 1985 Series B Bonds and City of Chicago 1985 Series C Bonds, which were secured by Peoples Gas' First and Refunding Mortgage Bonds, Series Y and Series Z, respectively. Funding for redemption was provided by the proceeds from the issuance of $100 million aggregate principal amount of the City of Chicago Bonds, Series 2000A and Series 2000B, which are secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series GG and Series HH, respectively.

On January 19, 1999, North Shore Gas redeemed, using a portion of the bond issuance proceeds deposited with the trustee, $24,905,000 aggregate principal amount of the Illinois Development Finance Authority Gas Supply Revenue Bonds, Series 1992, which were secured by North Shore Gas' First Mortgage Bonds, Series K.

On October 1, 1998, Peoples Gas redeemed, from general corporate funds, $10.4 million aggregate principal amount of the City of Joliet 1984 Series C Bonds, which were secured by Peoples Gas' adjustable rate First and Refunding Mortgage Bonds, Series W.

D. Fair Value of Financial Instruments

At September 30, 2000, the carrying amount of the Company's long-term debt of $419.7 million had an estimated fair value of $415.9 million. At September 30, 1999, the carrying amount of the Company's long-term debt of $521.7 million had an estimated fair value of $523.1 million. At September 30, 1998, the carrying amount of the Company's long-term debt of $527.0 million had an estimated fair value of $561.7 million. The estimated fair value of the Company's long-term debt is based on yields for issues with similar terms and remaining maturities. Since Peoples Gas and North Shore Gas are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of financial instruments may not be realized by the Company's shareholders.

The carrying amount of all other financial instruments approximates fair value.

E. Short-Term Debt
(Thousands) At September 30,	2000	1999
Peoples Energy
due within one year	$ 243,065	$ 113,010
Peoples Gas
due within one year	115,775	15,990
North Shore Gas
due within one year	7,375	-
Bonds:
Peoples Gas:
Adjustable Rate Series GG, due March 1, 2030	50,000	-
Adjustable Rate Series HH, due March 1, 2030	50,000	-
Adjustable Rate Series II, due March 1, 2030	37,500	-
Adjustable Rate Series JJ, due March 1, 2030	37,500	-
Adjustable-Rate Series EE (4.05%through
November 30, 2000)	27,000	-
Total	$ 568,215	$ 129,000

Short-term cash needs of Peoples Energy are met through bank loans or the issuance of short-tem debt. The outstanding total amount of short-term debt cannot at any time exceed total bank credit then in effect.

Short-term cash needs of Peoples Gas and North Shore Gas are met through intercompany loans from the Company, bank loans, or the issuance of short-term debt. The outstanding total amount of short-term debt cannot at any time exceed total bank credit then in effect.

At September 30, 2000 and 1999, Peoples Energy had lines of credit totaling $250.0 million and $150.0 million, respectively, of which available unused credit was $5.2 million and $37.0 million. Agreements covering $150.0 million of the total will expire in March 2001. Agreements covering $100.0 million will expire in March 2003. Such lines of credit cover the projected short-term credit needs of the Company. Payment for the lines of credit is by fee. In addition, the Company has approximately $7.2 million and $2.2 million, respectively, of letters of credit outstanding for financial and performance guarantees. These letters of credit are supported by a $20.0 million line of credit expiring in August 2001.

At September 30, 2000 and 1999, the utility subsidiaries had aggregate available lines of credit totaling $190.0 million and $119.0 million, respectively, of which available unused credit was $66.9 million and $102.9 million. The agreements supporting these outstanding lines of credit will expire in August 2001. Such lines of credit cover projected short-term credit needs of the utility subsidiaries. Payment for the lines of credit is by fee.

13: EARNINGS PER SHARE

The table below shows average and diluted shares for computing the Company's per share amounts. The dilution is attributable to stock options outstanding under the Company's Long-Term Incentive Compensation Plan (LTIC). The diluted shares for the Company for fiscal 2000, 1999 and 1998 is as follows:

For fiscal years ended September 30,	2000	1999	1998
(thousands)
As reported shares	35,413	35,477	35,257
Effects of options	4	13	19
Diluted shares	35,417	35,490	35,276

Options for which the average stock price is lower than the grant price are considered antidilutive and, therefore, are not included in the calculation of diluted earnings per share.

14: PREFERRED STOCK

The Company has five million shares of Preferred Stock, no par value, authorized for issuance, of which none was issued and outstanding at September 30, 2000.

15: COMMON STOCK
For fiscal years ended September 30,	2000	1999	1998
Shares outstanding - beginning of year	35,489,242	35,401,992	35,069,517
Shares issued:
Employee Stock Purchase Plan	16,685	13,961	15,381
Long-Term Incentive Compensation Plan	43,455	42,975	41,100
Deferred Compensation Plan	7,622	-	1,692
Direct Purchase and Investment Plan	-	62,656	301,142
Shares reacquired under LTIC	(12,599)	(32,342)	(26,840)
Shares reaquired held as Treasury Shares	(248,200)	-	-
Shares outstanding - end of year	35,296,205	35,489,242	35,401,992

Shares Reserved At September 30,	2000	1999	1998
Direct Purchase and Investment Plan	1,062,304	1,062,304	1,124,960
Employee Stock Purchase Plan	935,621	952,306	966,267
Long-Term Incentive Compensation Plan	3,007,605	551,060	594,035
Deferred Compensation Plan	67,403	75,025	75,025
Treasury Stock	248,200	-	-
Total shares reserved	5,321,133	2,640,695	2,760,287

	Weighted		Weighted	Stock	Weighted
	Average	Non-Qualified	Average	Appreciation	Average
Long-Term Incentive Compensation Plan	Option Price	Stock Options	SARs Price	Rights (SARs)	Fair Value
Outstanding at September 30, 1997	$ 31.71	156,600	$ 31.71	156,600
Granted	37.84	83,800	37.84	83,800	$4.61
Exercised	29.37	(25,300)	29.37	(25,300)
Forfeited	37.84	(3,000)	37.84	(3,000)
Outstanding at September 30, 1998	34.33	212,100	34.33	212,100
Granted	36.78	107,575	36.78	107,575	$3.35
Exercised	31.99	(27,650)	31.74	(31,850)
Forfeited	36.78	(3,500)	36.78	(3,500)
Outstanding at September 30, 1999	36.52	288,525	35.51	284,325
Granted	35.56	188,700	35.56	188,700	$4.11
Exercised	29.77	(8,400)	29.77	(8,400)
Forfeited	35.60	(6,200)	35.56	(6,200)
Outstanding at September 30, 2000	$ 35.59	462,625	$ 35.64	458,425

Restricted stock awards granted to officers of the Company during the last three fiscal years are as follows: 2000, 40,875 shares; 1999, 17,750 shares; and 1998, 15,800 shares. Forfeitures during the same period were as follows: 2000, 5,820 shares; 1999, 2,425 shares; and 1998, 0 shares. At September 30, 2000, there were 2,544,980 shares available for future grant under options or restricted stock awards. At September 30, 2000, there were 2,722,475 SARs available for future grant.

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

The Company may sell up to 935,621 shares of common stock to its employees under the ESPP. Under the terms of this plan, all employees with a minimum of one year of service are eligible to purchase shares at 90 percent of the stock's market price at the date of purchase. The Company sold 16,685 shares, 13,961 shares and 15,381 shares to employees in 2000, 1999 and 1998, respectively.

On December 1, 1999, the company adopted the Directors Stock and Option Plan ("DSOP"). Under the DSOP, on May 1 of each year that the DSOP is in effect, each non-employee director of the company holding that position receives, as part of his or her annual retainer, a stock payment of 300 shares of common stock and options to purchase 3,000 shares of common stock. The exercise price for each option equals the mean between the highest and lowest quoted selling price for the company's common stock in the New York Stock Exchange Composite Transactions on the last day in April for which the New York Stock Exchange is open for trading in the year of the grant. Options granted under the plan are not exercisable until six months after the date of the grant and have a ten-year term. Stock delivered under the DSOP may be made available from authorized but unissued shares, treasury stock, or shares purchased on the open market.

Under APB Opinion No. 25, no compensation cost has been recognized for nonqualified stock options and shares issued under the ESPP. The compensation cost that has been charged against net income for restricted stock awards was $396,000, $618,000 and $345,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Had compensation cost for stock options, SARs and shares issued under the ESPP been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(Thousands, except per-share amounts)
Fiscal Years	2000	1999	1998
Net income:
As reported	$86,415	$ 92,636	$ 79,423
Pro forma	84,256	91,513	78,525
Earnings per average
common share:
As reported	$ 2.44	$ 2.61	$ 2.25
Pro forma	2.38	2.58	2.23

Since the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation costs may not be representative of those to be expected in future years.

The fair value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2000, 1999 and 1998, respectively: expected volatility of 18.19, 17.48 and 18.39 percent; dividend yield of 6.0, 5.6 and 5.3 percent; risk-free interest rates of 5.97, 4.29 and 5.78 percent, and expected lives of four years for 2000 and three and one-half years for 1999 and 1998. The weighted-average fair value of options, SARs and restricted stock awards granted was $4.11, $3.35 and $4.61 for the years ended September 30, 2000, 1999 and 1998, respectively.

16: LOANS AND ADVANCES TO JOINT VENTURE PARTNERSHIPS

The Company has made loans and advances to Elwood for the purpose of providing construction capital for the current 750-megawatt expansion of the Elwood power facility. The Company accrues interest on the loans and advances at market based rates. The Company expects Elwood to repay the outstanding loans and advances upon Elwood obtaining a permanent financing facility.

17: QUARTERLY FINANCIAL DATA (UNAUDITED)

All quarterly results were impacted by warmer than normal weather, however, the effects in fiscal 2000 were offset by the impact of a weather insurance policy in effect for that year. Growth in diversified businesses, pension benefit accounting and tax credits associated with oil and gas production reserve acquisitions also positively effected year-end results.

Quarterly financial data for Peoples Energy was as follows:

		Operating Income		Earnings
	Operating	and Equity		Per
Fiscal Quarters	Revenues	Investment Income	Net Income	Share
	(Thousands, except per-share amounts)
2000
Fourth	$ 219,138	$ (10,836)	$ (11,435)	$ (0.32)
Third	261,248	25,735	10,852	0.31
Second	525,248	104,164	57,428	1.62
First	412,485	57,814	29,571	0.83

1999
Fourth	$ 171,129	$ 597	$ (3,808)	$ (0.11)
Third	218,934	12,561	6,992	0.20
Second	494,077	104,290	66,082	1.86
First	310,241	47,440	23,370	0.66

Quarterly financial data for Peoples Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(Thousands)
2000
Fourth	$ 128,644	$ (8,760)	$ (9,025)
Third	172,014	23,260	10,720
Second	369,383	82,870	45,635
First	286,528	48,126	25,246

1999
Fourth	$ 106,519	$ (4,136)	$ (5,363)
Third	147,446	13,151	7,453
Second	362,259	87,038	56,535
First	235,290	40,012	19,593

Quarterly financial data for North Shore Gas was as follows:

			Net Income
	Operating	Operating	Applicable to
Fiscal Quarters	Revenues	Income	Common Stock
	(Thousands)

2000
Fourth	$ 20,998	$ (8,378)	$ (5,694)
Third	27,963	2,264	780
Second	61,224	12,395	6,787
First	47,261	8,297	4,311

1999
Fourth	$ 16,060	$ (772)	$ (1,076)
Third	21,847	2,924	1,464
Second	60,565	14,858	8,322
First	37,248	7,393	3,782

Quarterly earnings-per-share amounts are based on the weighted average common shares outstanding for each quarter and, therefore, might not equal the amount computed for the total year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption "Information Concerning Nominees for Election as Directors" of the Company's Proxy Statement, to be filed with the SEC on or about December 22, 2000, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 23, 2001. Such information is incorporated herein by reference.

Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Company."

Identification of Directors
Name, principal Occupation,	Age at	Directorship
And Other Directorships	11-30-00	Since

Donald M. Field	51	1998
Executive Vice President of the Company,
Peoples Gas, and North Shore Gas; Director of
Peoples Gas and North Shore Gas.

James Hinchliff	60	1985
Senior Vice President and General Counsel
of the Company, Peoples Gas and
North Shore Gas; Director of Peoples Gas
and North Shore Gas.

James M. Luebbers	54	1998
Chief Financial Officer and Controller
of the Company, Peoples Gas and
North Shore Gas; Director of Peoples Gas
and North Shore Gas.

William E. Morrow	44	2000
Executive Vice President of the Company,
Peoples Gas and North Shore Gas; Director
of Peoples Gas and North Shore Gas.

Thomas M. Patrick	54	1997
President and Chief Operating Officer of
the Company, Peoples Gas and North Shore Gas;
Director of Peoples Gas and North Shore Gas.

Richard E. Terry	63	1982
Chairman of the Board and Chief Executive
Officer of the Company, Peoples Gas and
North Shore Gas: Director of Peoples Gas
and North Shore Gas. Mr. Terry is also a
Director of Amsted Industries, Bankmont
Financial Corp. and its subsidiaries, Harris
Bankcorp, Inc. and Harris Trust and Savings Bank.

Identification of Executive Officers of Peoples Gas and North Shore Gas
	Position at	Age at	Position
Name	November 30, 2000	11-30-00	Held Since

Katherine A. Donofrio	Vice President	43	1997

Willard S. Evans, Jr.	Vice President	45	1997

Donald M. Field	Executive Vice President	51	1998

James M. Gabel	Treasurer	44	2000

Joan T. Gagen	Vice President	49	1994

James Hinchliff	Senior Vice President	60	1989
	General Counsel

John C. Ibach	Vice President	53	1992

Peter H. Kauffman	Assistant General Counsel	54	1998
	And Secretary

James M. Luebbers	Chief Financial Officer	54	1999
	and Controller

William E. Morrow	Executive Vice President	44	2000

Thomas M. Patrick	President and	54	1998
	Chief Operating Officer

Desiree G. Rogers	Vice President	41	1997

Richard E. Terry	Chairman of the Board and	63	1990
	Chief Executive Officer

Charles L. Thompson	Vice President	54	1998

Directors and executive officers of Peoples Gas and North Shore Gas were elected to serve for a term of one year or until their successors are duly elected and qualified.

There are no family relationships among directors and executive officers of Peoples Gas and North Shore Gas.

All of the directors and executive officers of Peoples Gas and North Shore Gas have been continuously employed by the Company and/or its affiliates in various capacities for at least five years, with the exception of Ms. Rogers. (See Executive Officers of the Company in part 1 for a description of Ms. Rogers past business experience.)

ITEM 11. Executive Compensation

Information relating to executive compensation is set forth under the captions "Executive Compensation" and "Report on Executive Compensation" of the Company's Proxy Statement, to be filed with the SEC on or about December 22, 2000, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 23, 2001. Such information is incorporated herein by reference.

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

SUMMARY COMPENSATION TABLE
				Long Term Compensation
Annual Compensation				Awards
				Restricted Stock		All Other
Name and				Award (1)(2)	Options/SARs	Compensation
Principal Position	Year	Salary ($)	Bonus($)	($)	(#)	(3)($)

Richard E. Terry	2000	650,000	392,000	326,625	73,200	23,400
Chairman and Chief	1999	618,000	328,200	204,309	30,000	21,321
Executive Officer	1998	600,000	245,000	192,828	20,600	18,000

Thomas M. Patrick	2000	400,000	249,300	209,625	46,400	14,400
President and Chief	1999	319,150	171,400	105,836	11,600	11,037
Operating Officer	1998	254,800	75,300	55,497	6,000	7,644

James Hinchliff	2000	290,400	131,600	99,938	20,000	10,454
Senior Vice President	1999	279,200	100,900	57,980	6,400	9,632
and General Counsel	1998	271,100	75,300	55,497	6,000	8,133

Donald M. Field	2000	245,300	131,600	99,938	20,000	8,831
Executive Vice President	1999	217,117	97,700	57,980	6,400	7,515
	1998	156,800	67,900	27,278	3,000	4,704

James M. Luebbers	2000	215,000	116,900	83,688	14,200	7,740
Chief Financial Officer	1999	185,067	74,700	46,936	5,200	6,932
and Controller	1998	133,000	30,200	0	4,600	3,990
  Restricted stock awards are valued at the closing market price as of the date of grant. The total number of restricted shares held by the named executive officers and the aggregate market value of such shares at September 29,  2000 were as follows: Mr. Terry, 20,390 shares, valued at $680,516; Mr. Patrick, 10,505 shares, valued at $350,604; Mr. Hinchliff, 6,225 shares, valued at $207,756; Mr. Field, 4,770 shares, valued at $160,988; and Mr. Luebbers, 3,595 shares, valued at $119,983. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock. Aggregate market value is based on a per share price of $33.375, the closing price of Peoples Energy's stock on the New York Stock Exchange on September 29, 2000.
  Restricted stock awards granted to date vest in equal annual increments over a five-year period. If a recipient's employment with Peoples Gas or North Shore Gas terminates, other than by reason of death, disability, or retirement after attaining age 65, the recipient forfeits all rights to the unvested portion of the restricted stock award. In addition, the Compensation-Nominating Committee (and with respect to the CEO, the Compensation-Nominating Committee, subject to the approval of the non-employee directors) may, in its sole discretion, accelerate the vesting of any restricted stock awards granted under the Long-Term Incentive Compensation Plan. Total restricted stock awarded to the named individuals for 1998 constitutes 8,800 shares, of which 1,760 shares vested in 1999; 1,760 shares vested in 2000; 1,760 shares will vest in 2001; 1,760 shares will vest in 2002; and the remaining 1,760 shares will vest in 2003. Total restricted stock awarded to the named individuals for 1999 constitutes 12,850 shares, of which 2,570 shares vested in 2000; 2,570 shares will vest in 2001; 2,570 shares will vest in 2002; 2,570 shares will vest in 2003; and the remaining 2,570 shares will vest in 2004. Total restricted stock awarded to the named individuals for 2000 constitutes 25,225 shares, of which 5,045 shares will vest in 2001; 5,045 shares will vest in 2002; 5,045 shares will vest in 2003; 5,045 shares will vest in 2004; and the remaining 5,045 shares will vest in 2005.
  Peoples Gas and North Shore Gas contributions to the Capital Accumulation Plan accounts of the named executive officers during the above fiscal years. Employee contributions under the plan are subject to a maximum limitation under the Internal Revenue Code of 1986, as amended. Peoples Gas and North Shore Gas pays an employee who is subject to this limitation an additional 60 cents for each dollar that the employee is prevented from contributing solely by reason of such limitation. The amounts shown in the table above reflect, if applicable, this additional payment by Peoples Gas and North Shore Gas.

OPTIONS/SAR GRANTS IN FISCAL 2000

	Individual Grants
		% of Total Options/
	Options/SARs	SARs Granted to	Exercise or		Grant Date
Name and	Granted	Employees in Fiscal	Base Price	Expiration	Present Value
Principal Position	(#) (1)	Year (2)	($/Sh)	Date	($) (3)

Richard E. Terry	73,200	19.4%	$35.56	06-Oct-09	$300,852
Chairman and Chief
Executive Officer

Thomas M. Patrick	46,400	12.3	35.56	06-Oct-09	190,704
President and Chief
Operating Officer

James Hinchliff	20,000	5.3	35.56	06-Oct-09	82,200
Senior Vice President
and General Counsel

Donald M. Field	20,000	5.3	35.56	06-Oct-09	82,200
Executive Vice President

James M. Luebbers	14,200	3.8	35.56	06-Oct-09	58,362
Chief Financial Officer
and Controller

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
  Based on 188,700 Options and 188,700 SARs granted to all employees under Peoples Energy's Long-Term Incentive Compensation Plan during fiscal 2000.
  The Present Value of each option grant used to determine pro forma net income is estimated as of the date of grant using a variation of the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 18.19 percent, dividend yield of 6.0 percent, risk-free interest rate of 5.97 percent, and expected life of four years. The weighted-average fair value of options granted was $4.11 for the year ended September 30, 2000.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2000

AND FISCAL YEAR-END OPTION/SAR VALUES

	Shares		Number of Unexercised		Value of Unexercised
	Acquired on		Options/SARs at Fiscal		In-the-Money Options/SARs
Name and	(Option/SAR)	Value	Year-End (#)		at Fiscal Year-End ($)
Principal Position	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Terry	0	$0	97,400	73,200	$150,090	$0
Chairman and Chief
Executive Officer

Thomas M. Patrick	0	0	24,000	46,400	6,400	0
President and Chief
Operating Officer

James Hinchliff	0	0	18,800	20,000	6,400	0
Senior Vice President
and General Counsel

Donald M. Field	0	0	25,000	20,000	72,562	0
Executive Vice President

James M. Luebbers	0	0	12,400	14,200	2,600	0
Chief Financial Officer
and Controller

PENSION PLAN TABLE

	Years of Service
Average Annual
Compensation	20	25	30	35	40

$200,000	73,944	92,430	110,916	123,416	135,916
250,000	93,944	117,430	140,916	156,541	172,166
300,000	113,944	142,430	170,916	189,666	209,416
350,000	133,944	167,430	200,916	222,791	244,666
400,000	153,944	192,430	230,916	255,916	280,916
450,000	173,944	217,430	260,916	289,041	317,166
500,000	193,944	242,430	290,916	322,166	353,416
550,000	213,944	267,430	320,916	355,291	389,666
600,000	233,944	292,430	350,916	388,416	425,916
650,000	253,944	317,430	380,916	421,541	462,166
700,000	273,944	342,430	410,916	454,666	498,416
750,000	293,944	367,430	440,916	487,791	534,666
800,000	313,944	392,430	470,916	520,916	570,916
850,000	333,944	417,430	500,916	554,041	607,166
900,000	353,944	442,430	530,916	587,166	643,416
950,000	373,944	467,430	560,916	620,291	679,666
1,000,000	393,944	492,430	590,916	653,416	715,916
1,050,000	413,944	517,430	620,916	686,541	752,166
1,100,000	433,944	542,430	650,916	719,666	788,416

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

At September 30, 2000, the credited years of retirement benefit service for the individuals listed in the Summary Compensation Table were as follows: Mr. Terry, 36 years; Mr. Patrick, 24 years; Mr. Hinchliff, 28 years; Mr. Field, 29 years; and Mr. Luebbers, 31 years. The benefits shown in the foregoing table are subject to maximum limitations under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Should these benefits at the time of retirement exceed the then-permissible limits of the applicable Act, the excess would be paid by the Company as supplemental pensions pursuant to Peoples Energy's Supplemental Retirement Benefit Plan. The benefits shown give effect to these supplemental pension benefits.

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

The term of each severance agreement is for the longer of 36 months after the date in which a Change in Control of the Company occurs or 24 months after the completion of the transaction approved by shareholders described in (iii) below of the description of a Change in Control. A Change in Control is defined as occurring when (i) the Company receives a report on Schedule 13D filed with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, disclosing that any person, group, corporation, or other entity is the beneficial owner, directly or indirectly, of 20 percent or more of the common stock of the Company; (ii) any person, group, corporation, or other entity (except the Company or a wholly-owned subsidiary), after purchasing common stock of the Company in a tender offer or exchange offer, becomes the beneficial owner, directly or indirectly, of 20 percent or more of such common stock; (iii) the shareholders of the Company approve (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, other than a consolidation or merger in which holders of the Company's common stock prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before; (b) any consolidation or merger in which the Company is the continuing or surviving corporation, but in which the common shareholders of the Company immediately prior to the consolidation or merger do not hold at least 90 percent of the outstanding common stock of the Company; (c) any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company, except where the Company owns all of the outstanding stock of the transferee entity or the Company's common shareholders immediately prior to such transaction own at least 90 percent of the transferee entity or group of transferee entities immediately after such transaction; or (d) any consolidation or merger of the Company where, after the consolidation or merger, one entity or group of entities owns 100 percent of the shares of the Company, except where the Company's common shareholders immediately prior to such merger or consolation own at least 90 percent of the outstanding stock of such entity or group of entities immediately after such consolidation or merger; or (iv) a change in the majority of the members of the Company's Board of Directors within a 24-month period, unless approved by two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information for the Company relating to this item is set forth under the caption "Share Ownership of Director Nominees, and Executive Officers" of the Company's Proxy Statement, to be filed with the SEC on or about December  22,  2000, and to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on February 23, 2001. Such information is incorporated herein by reference.

At November 30, 2000, voting securities of Peoples Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class

Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	24,817,566	100

At November 30, 2000, voting securities of North Shore Gas were beneficially owned as follows:

Title of		Number of	Percent of
Class	Name and Address	Shares Owned	Class

Common Stock	Peoples Energy Corporation
without	130 East Randolph Drive
par value	Chicago, Illinois 60601-6207	3,625,887	100

No equity securities of Peoples Gas or North Shore Gas are beneficially owned directly or indirectly by any director or officer of Peoples Gas and North Shore Gas.

Shares of common stock, without par value, of Peoples Energy beneficially owned directly or indirectly by all directors and certain executive officers of Peoples Gas and North Shore Gas and all directors and executive officers of Peoples Gas and North Shore Gas as a group at November 30, 2000, are as follows:

	Shares of Peoples Energy		Percent
	Common Stock Beneficially		Of
Name	Owned at November 30, 2000		Class
Donald M. Field	43,346	(1)(2)	*
James Hinchliff	54,794	(1)(2)	*
James M. Luebbers	27,717	(1)(2)	*
William E. Morrow	13,267	(1)(2)	*
Thomas M. Patrick	76,776	(1)(2)	*
Richard E. Terry	167,988	(1)(2)	*
All directors and officers of Peoples Gas and
North Shore Gas as a group, including those
named above (15 in number)	532,129	1.51

* Percentage of shares beneficially owned does not exceed one percent.

  Includes shares that the following have a right to acquire within 60 days following November 30, 2000, through the exercise of Options granted under the Long-Term Incentive Compensation Plan of the Company: Messrs. Field, 17,900; Hinchliff, 16,200; Luebbers, 13,300; Morrow, 0; Patrick, 32,000; Terry, 61,900; and all executive officers of the Company as a group, 207,300.
  Includes shares of restricted stock awarded under the Long-Term Incentive Compensation Plan of the Company, the restrictions on which had not lapsed as of November 30, 2000, as follows: Messrs. Field, 6,920; Hinchliff, 7,535; Luebbers, 5,300; Morrow, 4,975; Patrick, 14,640; Terry, 26,680; and all executive officers as a group, 88,085. Owners of shares of restricted stock have the right to vote such shares and to receive dividends thereon, but have no investment power with respect to such shares until the restrictions thereon lapse.

ITEM 13. Certain Relationships and Related Transactions

Peoples Gas provides general corporate and support services to the Company pursuant to an Intercompany Service Agreement (Agreement), the terms of which were approved by the Commission. In fiscal 2000, Peoples Gas furnished general corporate services in the amount of $4,527,335 and support services in the amount of $241,702 to the Company under the Agreement.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page

(a)	1.	Financial Statements:
See Part II, Item 8.	36
2.	Financial Statement Schedules:
Schedule
Number
VIII	Valuation and Qualifying Accounts	102
3.	Exhibits:
See Exhibit Index on page 108.
(b)	Reports on Form 8-K filed during the final quarter of fiscal year 2000:
Peoples Energy Corporation
Date of Report - November 4, 1999
Item 5 - Other Event
Forward Looking Financial Information
Date of Report - February 28, 2000
Item 5 - Other Events
Press Release (Repurchase common stock)
Date of Report - May 1, 2000
Item 5 - Other Events
Security Analyst Presentation
Date of Report - September 27, 2000
Item 5 - Other Events
Mercury Inspection Progress
Peoples Gas Light
Date of Report - September 27, 2000
Item 5 - Other Events
Mercury Inspection Progress
North Shore Gas
Date of Report - September 27, 2000
Item 5 - Other Events
Mercury Inspection Progress

Schedule VIII

Peoples Energy Corporation and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 22,335	$ 21,028	$ 18,405	$ 24,958

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 23,395	$ 22,268	$ 23,328	$ 22,335

Fiscal Year Ended September 30, 1998

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 29,897	$ 23,005	$ 29,507	$ 23,395

Schedule VIII

The Peoples Gas Light and Coke Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 20,990	$ 18,691	$ 16,860	$ 22,821

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 22,613	$ 20,797	$ 22,420	$ 20,990

Fiscal Year Ended September 30, 1998

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 28,959	$ 22,251	$ 28,597	$ 22,613

Schedule VIII

North Shore Gas Company and Subsidiary Companies

VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
		Charged	Charges for the
	Balance	to costs	purpose for which the	Balance
	at beginning	and	reserves or deferred	at end of
Description	of period	expenses	credits were created	period

Fiscal Year Ended September 30, 2000

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 755	$ 783	$ 560	$ 978

Fiscal Year Ended September 30, 1999

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 705	$ 674	$ 624	$ 755

Fiscal Year Ended September 30, 1998

RESERVES (deducted from assets in balance sheet):
Uncollectible items	$ 898	$ 717	$ 910	$ 705

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES ENERGY CORPORATION

Date: December 14, 2000	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2000.

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
Lester H. McKeever, Jr.

/s/ WILLIAM G. MITCHELL	Director
William G. Mitchell

/s/ RICHARD P. TOFT	Director
Richard P. Toft

/s/ ARTHUR R. VELASQUEZ	Director
Arthur R. Velasquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PEOPLES GAS LIGHT AND COKE COMPANY

Date: December 14, 2000	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2000.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ JAMES M. LUEBBERS	Chief Financial Officer and Controller
James M. Luebbers	(Principal Financial and Accounting Officer and Director)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE GAS COMPANY

Date: December 14, 2000	By: /s/ RICHARD E. TERRY
Richard E. Terry
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2000.

/s/ RICHARD E. TERRY	Chairman of the Board and Chief Executive
Richard E. Terry	Officer and Director (Principal Executive Officer)

/s/ JAMES M. LUEBBERS	Chief Financial Officer and Controller
James M. Luebbers	(Principal Financial and Accounting Officer and Director)

/s/ DONALD M. FIELD	Director
Donald M. Field

/s/ JAMES HINCHLIFF	Director
James Hinchliff

/s/ WILLIAM E. MORROW	Director
William E. Morrow

/s/ THOMAS M. PATRICK	Director
Thomas M. Patrick

Peoples Energy Corporation and Subsidiary Companies

EXHIBIT INDEX

(a) The exhibits listed below are filed herewith and made a part hereof:

Exhibit

Number Description of Document

4(a) Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series GG of Peoples Gas, effective March 1, 2000

4(b) Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series HH of Peoples Gas, effective March 1, 2000

4(c) Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series II of Peoples Gas, effective March 1, 2000

4(d) Supplemental Indenture, First and Refunding Mortgage Multi-Modal Bonds, Series JJ of Peoples Gas, effective March 1, 2000

10(a) Guaranty by Peoples Energy Corporation to Engage Energy US, L.P., dated October 1, 1999

10(b) Amendment to QNT Agreement between Peoples Gas and Trunkline Gas Company, dated April 1, 2000.

10(c) Amendment to ETS Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000.

10(d) Amendment to FTS-1 Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000.

10(e) Amendment to FSS Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000.

10(f) NNS Service Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000.

10(g) FTS-1 Service Agreement between Peoples Gas and ANR Pipeline Company, dated March 9, 2000.

10(h) Credit Agreement between Peoples Gas and ABN Amro Bank N.V., dated September 29, 2000.

10(i) Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000.

10(j) Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000.

10(k) Amendment to FSS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000.

10(l) Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000.

10(m) Amendment to ETS Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000.

10(n) Amendment to FTS-1 Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000.

10(o) ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated March 9, 2000.

10(p) Directors Stock and Option Plan effective December 1, 1999.

12 Statement re: Computation of Ratio of Earnings to Fixed charges for Peoples Gas and North Shore Gas.

23(a) Arthur Andersen LLP consent to incorporate report by reference in Registration Statement Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993 for the Company.

23(b) Arthur Andersen LLP consent to incorporate report by reference in Registration Statement No. 33-60256 for North Shore Gas.

23(c) McCartney Engineering, LLC consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993

23(d) Miller and Lents, Ltd. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993

23(e) Prator Bett, L.L.C. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993

23(f) Ryder Scott Company, L.P. consent to incorporate by reference in Registration Statement File Nos. 2-82760, 33-6369, 333-17701, 33-63193 and 333-09993

27 Financial Data Schedules for all Registrants (The Company, Peoples Gas, and North Shore Gas).

99 Form 11-K for the Employee Stock Purchase Plan of the Company for the fiscal year ended September 30, 2000.

(b) Exhibits listed below have been filed heretofore with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference. The file number and exhibit number of each such exhibit are stated in the description of such exhibits.

3(e) Articles of Incorporation of the Company, as amended on March 3, 1995 (The Company - Form 10-K for the fiscal year ended September 30, 1995, Exhibit 3(b)); Articles of Incorporation of Peoples Gas, as amended on April 24, 1995 (Peoples Gas - Form 10-K for fiscal year 1995, Exhibit 3(b)); Articles of Incorporation of North Shore Gas, as amended on April 24, 1995 (North Shore Gas - Form 10-K for fiscal year 1995, Exhibit 3(b)); Amendment to the By-Laws of the Company dated February 26, 1999 (The Company - Form 10-Q for the quarter ended March 31, 1999, Exhibit 3(b)); Amendment to the By-Laws of Peoples Gas dated April 15, 1999 (Peoples Gas - Form 10-Q for the quarter ended June 30, 1999, Exhibit 3(b)); Amendment to the By-Laws of North Shore Gas dated August 31, 1997 (North Shore Gas - Form 10-K for the fiscal year ended September 30, 1997, Exhibit 3(b)). Amendment to the By-Laws of the Company dated November 3, 1999 (The Company - Form 10-K for the fiscal year ended September 30, 1999, Exhibit 3(a)). By-Laws of the Company, as amended, dated November 3, 1999 (The Company - Form 10-K for the fiscal year ended September 30, 1999, Exhibit 3(b)).

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

4(b) North Shore Gas Company (North Shore) Indenture, dated as of April 1, 1955, from North Shore to Continental Bank, National Association, as Trustee; Third Supplemental Indenture, dated as of December 20, 1963 (North Shore - File No. 2-35965, Exhibit 4-1); Fifth Supplemental Indenture dated as of February 1, 1970 (North Shore - File No. 2-35965, Exhibit 4-2); Ninth Supplemental Indenture dated as of December 1, 1987 (North Shore - Form 10-K for the fiscal year ended September 30, 1987, Exhibit 4); Tenth Supplemental Indenture dated as of November 1, 1990 (North Shore - Form S-3 Registration Statement No. 33-37332, Exhibit 4b); Eleventh Supplemental Indenture dated as of October 1, 1992 (North Shore - Form 10-K for the fiscal year ended September 30, 1992, Exhibit 4); and Twelfth Supplemental Indenture dated as of April 1, 1993 (North Shore - Form 8-K dated April 23, 1993, Exhibit 4); Supplemental Indenture dated December 1, 1998 (North Shore Gas - Form 10-Q for the quarter ended March 31, 1999, Exhibit 4).

10(f) Trust Under Executive Deferred Compensation Plan and Supplemental Retirement Benefit Plan, Part A and Part B, of the Company, effective September 25, 1995. (The Company - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(a)); ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(b)); FSS Service Agreement between Peoples Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(c)); Firm Transportation Service Agreement Under Rate Schedule FT between Peoples Gas and Trunkline Gas Company, dated as of April 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(h)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(i)); Quick Notice Transportation Service Agreement Under Rate Schedule QNT between Peoples Gas and Trunkline Gas Company, dated as of December 1, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(j)); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(k)); FSS Service Agreement between North Shore Gas and ANR Pipeline Company, dated September 21, 1994. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1995, Exhibit 10(l)); Firm Transportation Service Agreement under Rate Schedule FTS-1 between Peoples Gas and ANR Pipeline Company, dated as of September 20, 1995. (The Company and Peoples Gas - Form 10-K for fiscal year ended Firm Transportation Service Agreement under Rate Schedule FTS-1 between North Shore Gas and ANR Pipeline Company, dated as of October 25, 1995. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1996, Exhibit 10(t)); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated July 25, 1997. (The Company - Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(u)); Guaranty by Peoples Energy Corporation to Northern Border Pipeline Company, dated August 1, 1997. (The Company - Form 10-K for fiscal year ended September 30, 1997, Exhibit 10(v)); Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1998. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10(af)); Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between North Shore Gas and Midwestern Gas Transmission Company, dated November 1, 1998. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10(ag)); Rate Schedule QNT Quick Notice Transportation Service Agreement between Peoples Gas and Trunkline Gas Company, dated November 1, 1998. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1998, Exhibit 10(ah));.U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated August 14, 1997. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (ai)); U.S. Shippers Service Agreement between Peoples Gas and Northern Border Pipeline Company, dated October 27, 1997. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (aj)); Storage Rate Schedule DSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (ak)); Storage Rate Schedule NSS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (al)); Transportation Rate Schedule FTS Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (am)); Transportation Rate Schedule FTS LN/NB Agreement between Peoples Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and Peoples Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (an)); U.S. Shippers Service Agreement between North Shore Gas and Northern Border Pipeline Company, dated August 14, 1997. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (ao)); Transportation Rate Schedule FTS Agreement between North Shore Gas and Natural Gas Pipeline Company of America, dated January 15, 1998. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (ap)); FTS-1 Service Agreement between North Shore Gas and ANR Pipeline Company, dated May 28, 1998. (The Company and North Shore Gas - Form 10-K for fiscal year ended September 30, 1998, Exhibit (aq)). ETS Service Agreement between Peoples Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit (ar)); Firm Gas Transportation Agreement Under Rate Schedule FT-A or FT-G between Peoples Gas and Midwestern Gas Transmission Company, dated November 1, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit (as)); NNS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit (at)); ETS Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit (au)); FTS-1 Service Agreement between North Shore Gas and ANR Pipeline Company, dated July 16, 1999. (The Company - Form 10-K for fiscal year ended September 30, 1999, Exhibit (av)); Gas Purchase and Agency Agreement By and Between Peoples Gas and Enron North America Corp., dated September 16, 1999. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit (aw)); Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and Peoples Gas Amendment No. 2 dated September 9, 1999. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit (ax)); Gas Purchase and Agency Agreement By and Between North Shore Gas and Enron North America Corp., dated September 16, 1999. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit (ay)); Transportation Rate Schedule FTS Agreement between Natural Gas Pipeline Company of America and North Shore Gas Amendment No. 2 dated September 9, 1999. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit (az)); Amendment to Transportation Agreement between Trunkline Gas Company and Peoples Gas dated March 31, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit (ba)); Rate Schedule FS Flexible Storage Service Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit (bb)); Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas, dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, (Exhibit (bc)); Transportation Rate Schedule EFT Agreement By and Between Panhandle Eastern Pipe Line Company and Peoples Gas dated April 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended March 31, 2000, (Exhibit (bd)); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated February 25, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (be)); Storage Rate Schedule NSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 7, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bf)); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 16, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bg)); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 27, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bh)); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated March 31, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bi)); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bj)); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 5, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bk)); Amendment to Transportation Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 17, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bl)); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated April 28, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bm)); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bn)); Amendment to Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and Peoples Gas, dated May 4, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bo)); Exchange Agreement By and Between CoEnergy Trading Company and Peoples Gas, dated June 28, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, (Exhibit (bp)); Delivery and Redelivery Services Contract By and Between Engage Energy US, LP. And Peoples Gas, dated July 1, 2000. (The Company and Peoples Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit (bq)); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit (br)); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated February 25, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit (bs)); Storage Rate Schedule DSS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 9, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit (bt)); Transportation Rate Schedule FTS Agreement By and Between Natural Gas Pipeline Company of America and North Shore Gas, dated March 16, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit (bu)); Amendment to Transportation Rate Schedule FTS Agreement by and Between Natural Gas Pipeline Company of America and North Shore Gas, dated May 1, 2000. (The Company and North Shore Gas - Form 10-Q for the quarterly period ended June 30, 2000, Exhibit (bv)).

10(g) Lease dated October 20, 1993, between Prudential Plaza Associates, as Landlord, and Peoples Gas, as Tenant (Peoples Gas - Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(a)).

10(h) Service Guaranty Agreement dated December 16, 1992, by the Company and Trigen Energy Corporation (The Company - Form 10-Q for the quarterly period ended December 31, 1993, Exhibit 10(g)).

10(i) Short-Term Incentive Compensation Plan of the Company, as amended on December 7, 1994 (Company - Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(a)); Executive Deferred Compensation Plan of the Company, effective October 1, 1994 (Company - Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(b)); Supplemental Retirement Benefit Plan, Part A, Part B and Part C, of the Company, effective December 7, 1994 (Company - Form 10-K for the fiscal year ended September 30, 1994, Exhibit 10(c)); Long-Term Incentive Compensation Plan (File No. 33-63193, Form S-8 filed on October 4, 1995, Exhibit 10(d)); Long-Term Incentive Compensation Plan, dated December 1, 1999 (The Company - Form 10-Q for the quarterly period ended December 31, 1999, Exhibit (e)); Long-Term Incentive Compensation Plan, dated December 1, 1999 (The Company - Form 10-Q for the quarterly period ended March 31, 2000, Exhibit (f)).

Subsidiaries of the Company, Peoples Gas and North Shore Gas (The Company, Peoples Gas and North Shore Gas - Form 10-K for the fiscal year ended September 30, 1998, Exhibit 21).