Form 10-K405/A
period 2000-09-30
PEOPLES ENERGY CORP
filed 2001-01-16
CIK 77385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

State the aggregate market value of the voting stock held by non-affiliates of the registrants:

Peoples Energy Corporation	Approximately $ 1.5 billion computed on the basis of the closing market price of $41.13 for a share of Common Stock on November 30, 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Peoples Energy Corporation	Common Stock, without par value, 35,355,998 shares outstanding at November 30, 2000

Documents Incorporated by Reference

	Document	Part of Form 10-K
Peoples Energy Corporation	Portions of the Company's Notice of Annual Meeting and Proxy Statement to be filed on or about December 22, 2000	Part III

PURPOSE OF AMENDMENT

This amendment to the Annual Report on Form 10-K of Peoples Energy amends and restates the first paragraph under the heading "Cash Flow Activities" in Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - "Liquidity and Capital Resources". Information contained in Item 7 of the combined Form 10-K reported by The Peoples Gas Light and Coke Company and North Shore Gas Company is not being amended by this Form 10-K/A.

Cash Flow Activities

Net cash provided by operating activities for the Company declined $138.5 million in fiscal 2000, due principally to reductions related to net receivables ($48.1 million), other assets ($42.3 million), gas costs recoverable ($37.0 million), accrued taxes ($34.9 million), and gas in storage ($12.3 million). These negative factors were offset in part by increases associated with deferred credits ($34.7 million) and gas sales revenue refundable ($11.4 million).

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

PEOPLES ENERGY CORPORATION

Date: January 16, 2001	By: /s/ JAMES M. LUEBBERS
James M. Luebbers
Chief Financial Officer and Controller

(Same as above)
(Principal Financial and Accounting Officer)