Form 10-Q
period 2000-12-31
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 2001-02-14
CIK 77385, 77388, 110101

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 31, 2001):

Peoples Energy Corporation	Common Stock, No par value, 35,390,429 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Part I - Financial Information

Item I. Financial Statements

The condensed unaudited financial statements of Peoples Energy Corporation (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

This Quarterly Report on Form 10-Q is a combined report of the Company, The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas).

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2000. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period.

The business of the Company's utility subsidiaries (Peoples Gas and North Shore Gas) is influenced by seasonal weather conditions because a large element of the utilities' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. The quarterly results should not be considered indicative of the year as a whole.

The information furnished reflects, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2000	1999
	(In Thousands, Except Per-Share Amounts)

Operating Revenues	$ 716,982	$ 411,898

Operating Expenses:
Cost of energy sold	488,636	228,040
Operation and maintenance	74,262	66,857
Depreciation, depletion and amortization	22,195	22,884
Taxes, other than income taxes	61,258	40,443
Total Operating Expenses	646,351	358,224

Operating Income	70,631	53,674

Equity Investment Income	4,797	4,078

Total Operating Income and Equity Investment Income	75,428	57,752

Other Income and (Deductions)	(1,009)	643

Interest Expense	17,297	11,340

Earnings Before Income Taxes	57,122	47,055

Income Taxes	20,731	17,484

Income Before Cumulative Effect of Change
in Accounting Principle	36,391	29,571

Cumulative Effect of Accounting Change, net of tax (See Note 1)	(34)	-

Net Income	$ 36,357	$ 29,571

Average Shares of Common Stock Outstanding
Basic	35,343	35,520
Diluted	35,397	35,532

Earnings Per Share of Common Stock
Basic	$ 1.03	$ 0.83
Diluted	$ 1.03	$ 0.83

Dividends Declared Per Share	$ 0.50	$ 0.49

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2000*	2000	1999*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,534,064	$ 2,517,100	$ 2,398,069
Less - Accumulated depreciation and depletion	890,314	871,760	829,560
Net property, plant and equipment	1,643,750	1,645,340	1,568,509
Investment in equity investees	142,510	139,317	113,767
Other investments	25,537	25,435	24,774
Total Capital Investments - Net	1,811,797	1,810,092	1,707,050

CURRENT ASSETS:
Cash and cash equivalents	16,995	5,956	20,984
Temporary investments and special deposits	19,571	10,091	999
Advances to joint venture partnerships	119,141	68,442	-
Receivables -
Customers, net of allowance for uncollectible accounts
of $33,218, $24,958 and $22,546, respectively	505,662	175,644	239,633
Other	67,040	41,884	25,146
Materials and supplies, at average cost	14,825	14,695	15,472
Gas in storage	57,158	84,533	63,046
Gas costs recoverable through rate adjustments	119,525	54,866	522
Regulatory assets of subsidiaries	3,091	5,418	4,766
Prepayments	3,861	2,370	3,429
Total Current Assets	926,869	463,899	373,997

OTHER ASSETS:
Prepaid pension costs	142,277	132,026	99,206
Non-current regulatory assets of subsidiaries	72,596	71,059	59,311
Deferred charges	28,534	24,842	28,801
Total Other Assets	243,407	227,927	187,318

Total Assets	$ 2,982,073	$ 2,501,918	$ 2,268,365

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2000*	2000	1999*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000 shares
Outstanding 35,630, 35,544 and 35,533 shares, respectively	$ 299,290	$ 298,042	$ 297,475
Retained earnings	506,983	488,314	484,642
Treasury stock (248, 248, 0 shares, respectively at cost)	(6,817)	(6,817)	-
Accumulated other comprehensive income	(32,990)	(2,457)	(465)
Total Common Stockholders' Equity	766,466	777,082	781,652

Long-term debt of subsidiaries, exclusive of sinking
fund payments, maturities due within one year, and
long-term maturities classified as short-term debt	419,326	419,663	521,734
Total Capitalization	1,185,792	1,196,745	1,303,386

CURRENT LIABILITIES:
Short-term debt	740,693	568,215	252,489
Accounts payable	398,429	191,716	149,490
Dividends payable on common stock	17,945	17,905	17,427
Customer gas service and credit deposits	27,897	45,492	52,403
Accrued taxes	69,644	15,248	58,944
Gas sales revenue refundable through rate adjustments	6,034	1,731	4,703
Temporary LIFO Liquidation Credit	41,973	-	3,504
Accrued interest	5,117	8,152	6,773
Total Current Liabilities	1,307,732	848,459	545,733

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	322,193	343,359	293,810
Investment tax credits being amortized over
the average lives of related property	29,586	29,739	30,598
Other	136,770	83,616	94,838
Total Deferred Credits and Other Liabilities	488,549	456,714	419,246

Total Capitalization and Liabilities	$ 2,982,073	$ 2,501,918	$ 2,268,365

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2000	1999
	(In Thousands)
Operating Activities:
Net Income	$ 36,357	$ 29,571
Adjustments to reconcile net income to net cash:
Depreciation, depletion, and amortization
Per statement of income	22,195	22,884
Charged to other accounts	4,212	1,266
Cummulative effect of accounting change, net of tax	34	-
Deferred income taxes and investment tax credits - net	(1,523)	8,276
Change in deferred credits and other liabilities	33,358	4,618
Change in accumulated other comprehensive income	(30,567)	-
Change in other assets	(15,480)	(10,047)
Undistributed earnings from equity investments	(1,962)	(3,957)
Change in current assets and liabilities:
Receivables - net	(355,174)	(130,265)
Materials and supplies	(130)	810
Gas in storage	27,375	18,464
Gas costs recoverable	(64,659)	10,645
Regulatory assets	1,626	(486)
Prepayments	(1,491)	(986)
Accounts payable	206,713	(12,611)
Customer gas service and credit deposits	(17,595)	5,059
Accrued taxes	54,396	21,367
Gas sales revenue refundable	4,303	4,010
Accrued interest	(3,035)	(3,437)
Temporary LIFO Liquidation	41,973	3,504
Net Cash Used in Operating Activities	(59,074)	(31,315)

Investing Activities:
Capital spending	(25,448)	(75,441)
Advances to joint venture partnerships	(50,699)	-
Temporary investments and special deposits	(9,481)	7,855
Net Cash Used in Investing Activities	(85,628)	(67,586)

Financing Activities:
Short-term debt - net	172,478	123,489
Retirement of long-term debt	(337)	-
Dividends paid on common stock	(17,648)	(17,374)
Proceeds from issuance of common stock	1,248	763
Net Cash Provided by Financing Activities	155,741	106,878

Net Increase in Cash and Cash Equivalents	11,039	7,977
Cash and Cash Equivalents at Beginning of Period	5,956	13,007
Cash and Cash Equivalents at End of Period	$ 16,995	$ 20,984

Supplemental information
Income taxes paid, net of refunds	$ 16	$ 3,543
Interest paid, net of amounts capitalized	19,708	14,553

The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2000	1999
	(In Thousands)

Operating Revenues	$ 504,391	$ 286,528

Operating Expenses:
Gas costs	312,839	133,136
Operation and maintenance	49,254	50,729
Depreciation and amortization	15,744	18,371
Taxes - other than income taxes	54,404	36,166
Total Operating Expenses	432,241	238,402

Operating Income	72,150	48,126

Other Income and (Deductions)	307	702

Interest Expense	9,894	8,531

Earnings Before Income Taxes	62,563	40,297

Income Taxes	24,270	15,051

Net Income Applicable to Common Stock	$ 38,293	$ 25,246

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2000*	2000	1999*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,043,891	$ 2,029,730	$ 1,984,449
Less - Accumulated depreciation and amortization	740,834	728,158	704,021
Net property, plant and equipment	1,303,057	1,301,572	1,280,428
Other investments	10,515	10,522	10,382
Total Capital Investments - Net	1,313,572	1,312,094	1,290,810

CURRENT ASSETS:
Cash and cash equivalents	12,786	2,466	8,744
Temporary investments	3,470	400	500
Receivables -
Customers, net of allowance for uncollectible accounts
of $30,632, $22,821, and $21,167, respectively	356,531	114,072	168,696
Other	71,532	38,001	21,016
Materials and supplies, at average cost	10,494	10,341	10,159
Gas in storage, at last-in, first-out cost	45,314	70,901	49,758
Gas costs recoverable through rate adjustments	99,856	45,212	-
Regulatory assets	2,407	4,558	4,349
Prepayments	1,889	1,829	1,644
Total Current Assets	604,279	287,780	264,866

OTHER ASSETS:
Prepaid pension costs	141,335	131,284	99,635
Non-current regulatory assets	51,283	49,768	38,550
Deferred charges	17,665	19,770	19,363
Total Other Assets	210,283	200,822	157,548

Total Assets	$ 2,128,134	$ 1,800,696	$ 1,713,224

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2000*	2000	1999*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000 shares
Outstanding 24,817 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	462,599	443,104	441,927
Accumulated other comprehensive income	(2,457)	(2,457)	(465)
Total Common Stockholder's Equity	625,449	605,954	606,769

Long-term debt, exclusive of sinking fund
payments, maturities due within one year, and
long-term maturities classified as short-term debt	250,000	250,000	452,000
Total Capitalization	875,449	855,954	1,058,769

CURRENT LIABILITIES:
Short-term debt	437,000	317,775	91,115
Accounts payable	275,653	165,541	96,365
Customer gas service and credit deposits	24,511	38,364	41,443
Accrued taxes	74,111	18,806	51,947
Gas sales revenue refundable through rate adjustments	5,355	1,731	4,703
Temporary LIFO Liquidation Credit	36,090	-	369
Accrued interest	3,293	5,001	6,159
Total Current Liabilities	856,013	547,218	292,101

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	319,274	319,904	288,332
Investment tax credits being amortized over
the average lives of related property	26,403	26,545	27,340
Other	50,995	51,075	46,682
Total Deferred Credits and Other Liabilities	396,672	397,524	362,354

Total Capitalization and Liabilities	$ 2,128,134	$ 1,800,696	$ 1,713,224

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2000	1999
	(In Thousands)
Operating Activities:
Net Income	$ 38,293	$ 25,246
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	15,744	18,371
Charged to other accounts	1,342	1,054
Deferred income taxes and investment tax credits - net	(1,621)	8,136
Change in deferred credits and other liabilities	770	3,505
Change in other assets	(9,461)	(5,709)
Change in current assets and liabilities:
Receivables - net	(275,991)	(94,564)
Materials and supplies	(153)	684
Gas in storage	24,939	14,882
Gas costs recoverable	(54,644)	8,781
Regulatory assets	1,450	(646)
Prepayments	589	343
Accounts payable	110,112	(13,643)
Customer gas service and credit deposits	(13,854)	133
Accrued taxes	55,305	18,334
Gas sales revenue refundable	3,624	4,011
Temporary LIFO liquidation	36,090	368
Accrued interest	(1,708)	(2,314)
Net Cash Used in Operating Activities	(69,174)	(13,028)

Investing Activities:
Capital spending	(17,863)	(20,339)
Temporary investments	(3,070)	-
Other assets	312	-
Net Cash Used in Investing Activities	(20,621)	(20,339)

Financing Activities:
Short-term debt - net	119,225	75,125
Dividends paid on common stock	(19,110)	(36,730)
Net Cash Provided by Financing Activities	100,115	38,395

Net Increase in Cash and Cash Equivalents	10,320	5,028
Cash and Cash Equivalents at Beginning of Period	2,466	3,716

Cash and Cash Equivalents at End of Period	$ 12,786	$ 8,744

Supplemental information
Income taxes paid, net of refunds	$ 4	$ 2,576
Interest paid, net of amounts capitalized	11,141	10,483

The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2000	1999
	(In Thousands)

Operating Revenues	$ 87,779	$ 47,261

Operating Expenses:
Gas costs	62,416	26,260
Operation and maintenance	7,543	6,666
Depreciation	1,605	2,169
Taxes - other than income taxes	5,465	3,869
Total Operating Expenses	77,029	38,964

Operating Income	10,750	8,297

Other Income and (Deductions)	94	40

Interest Expense	1,473	1,303

Earnings Before Income Taxes	9,371	7,034

Income Taxes	3,629	2,723

Net Income Applicable to Common Stock	$ 5,742	$ 4,311

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2000*	2000	1999*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 327,755	$ 325,823	$ 319,795
Less - Accumulated depreciation	123,739	122,412	117,170
Net property, plant and equipment	204,016	203,411	202,625
Other investments	22	22	22
Total Capital Investments - Net	204,038	203,433	202,647

CURRENT ASSETS:
Cash and cash equivalents	2,080	553	1,095
Receivables -
Customers, net of allowance for uncollectible
accounts of $1,263, $978, and $790, respectively	57,294	13,383	25,103
Other	1,469	328	2,631
Materials and supplies, at average cost	2,304	2,327	2,222
Gas in storage, at last-in, first-out cost	7,315	8,866	6,467
Gas costs recoverable through rate adjustments	19,669	9,654	522
Regulatory assets	684	861	417
Prepayments	319	417	184
Total Current Assets	91,134	36,389	38,641

OTHER ASSETS:
Prepaid pension costs	565	365	-
Non-current regulatory assets	21,313	21,291	20,881
Deferred charges	8,620	3,647	3,786
Total Other Assets	30,498	25,303	24,667

Total Assets	$ 325,670	$ 265,125	$ 265,955

*Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	December 31,
	2000*	2000	1999*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000 shares
Outstanding 3,625 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	71,596	69,334	73,588
Total Common Stockholder's Equity	96,353	94,091	98,345

Long-term debt, exclusive of sinking fund
payments and maturities due within one year	69,326	69,663	69,734
Total Capitalization	165,679	163,754	168,079

CURRENT LIABILITIES:
Short-term debt	26,080	7,375	7,600
Accounts payable	55,425	27,349	16,474
Customer gas service and credit deposits	3,300	4,878	5,163
Accrued taxes	8,701	2,543	8,739
Gas sales revenue refundable through rate adjustments	679	-	-
Temporary LIFO liquidation	7,480	-	3,178
Accrued interest	619	1,731	614
Total Current Liabilities	102,284	43,876	41,768

DEFERRED CREDITS AND OTHER LIABILITIES:

Deferred income taxes	23,356	23,533	21,325
Investment tax credits being amortized over
the average lives of related property	3,183	3,194	3,258
Other	31,168	30,768	31,525
Total Deferred Credits and Other Liabilities	57,707	57,495	56,108

Total Capitalization and Liabilities	$ 325,670	$ 265,125	$ 265,955

*Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2000	1999
	(In Thousands)
Operating Activities:
Net Income	$ 5,742	$ 4,311
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	1,605	2,169
Charged to other accounts	116	213
Deferred income taxes and investment tax credits - net	155	163
Change in deferred credits and other liabilities	57	50
Change in other assets	(5,195)	346
Change in current assets and liabilities:
Receivables - net	(45,052)	(15,358)
Materials and supplies	23	126
Gas in storage	1,551	2,325
Gas costs recoverable	(10,015)	1,864
Regulatory assets	177	160
Accounts payable	28,077	(9,974)
Customer gas service and credit deposits	(1,578)	(155)
Accrued taxes	6,158	4,700
Gas sales revenue refundable	679	-
Accrued interest	(1,112)	(1,123)
Temporary LIFO liquidation	7,480	3,178
Prepayments	98	87
Net Cash Used in Operating Activities	(11,034)	(6,918)

Investing Activities:
Capital spending	(2,326)	(2,781)
Temporary investments	-	7,855
Net Cash Provided by (Used in) Investing Activities	(2,326)	5,074

Financing Activities:
Short-term debt - net	18,705	7,600
Dividends paid on common stock	(3,481)	(5,004)
Retirement of long-term debt	(337)	-
Net Cash Provided by Financing Activities	14,887	2,596

Net Increase in Cash and Cash Equivalents	1,527	752
Cash and Cash Equivalents at Beginning of Period	553	343

Cash and Cash Equivalents at End of Period	$ 2,080	$ 1,095

Supplemental information
Income taxes paid, net of refunds	$ -	$ (769)
Interest paid, net of amounts capitalized	2,481	2,320

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Recovery of Gas Costs

Under the tariffs of Peoples Gas and North Shore Gas, all reasonably incurred gas costs are recoverable from customers through a charge for gas (the "Gas Charge"). The difference for any month between costs recoverable through the Gas Charge and revenues billed to customers under the Gas Charge is refunded to or recovered from customers. Consistent with these tariff provisions, such difference for any month is recorded either as a current liability or as a current asset (with a contra entry to Gas Costs).

For each gas distribution utility, the Illinois Commerce Commission (the "Commission") conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for the fiscal years 1999 and 2000 are currently pending before the Commission.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 137, and SFAS No. 138, (hereinafter referred to as SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company hedges forecasted cash flows related to commodities and certain interest rate risks. The impact on the financial statements of adopting SFAS No. 133 as of October 1, 2000, was to reduce earnings by $34,000, net of tax, reduce accumulated other comprehensive income by $23.6 million, net of tax, record a liability of $40.0 million, record an increase in investment in equity investees of $900,000 and record deferred taxes of $15.5 million.

The Company has hedged various transactions through 2006. During the quarter ended December 31, 2000, the Company reclassified $4.5 million of deferred losses from accumulated other comprehensive income to the Consolidated Statement of Income to offset gains realized by the hedged transactions. The Company estimates that in 2001, it will reclassify to the Consolidated Statement of Income deferred losses totaling $17.9 million, net of tax, which are expected to offset gains on the hedged transactions. As of December 31, 2000, the Company has $53.2 million of derivative liabilities and has cumulative deferred losses in accumulated other comprehensive income of $30.5, net of tax. Peoples Gas and North Shore Gas have no derivative instruments.

Equity Investments

The Company has a number of investments which are accounted for as unconsolidated equity method investments, the larger of which are reported in the Power Generation, Midstream Services and Oil and Gas Production segments. Individually the Company's equity investments are not material, however, in aggregate these investments are material at December 31, 2000. The Company's pro rata share of financial results for the three months ended December 31, 2000 and 1999 are listed below.

	2000	1999
	(In Thousands)

Operating Revenues	$ 30,394	$ 6,878
Operating Income	5,195	4,337
Earnings Before Income Taxes	4,797	4,078

Investments in Equity Investees	$ 142,510	$ 113,767

2. BUSINESS SEGMENTS

Financial data by business segment is presented below:

	The Company
				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 587,965	$ -	$ 40,296	$ 81,140	$ 9,586	$ 8	$ (2,013)	$ 716,982
Depreciation, Depletion and Amortization	17,350	-	131	377	4,253	17	67	22,195
Operating Income (Loss)	78,367	(652)	4,143	(1,989)	1,641	(315)	(10,564)	70,631
Equity Investment Income	-	1,047	1,400	-	2,161	189	-	4,797
Operating Income and Equity Investment Income	78,367	395	5,543	(1,989)	3,802	(126)	(10,564)	75,428
Segment Assets	1,507,073	39,327	7,767	10,033	88,678	2,497	2,514	1,657,889
Investments in Equity Investees	-	106,484	3,864	-	27,033	5,129	-	142,510
Capital Spending	$ 20,189	$ 1,024	$ 1,231	$ 19	$ 1,449	$ 250	$ 1,286	$ 25,448

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 12-31-99	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 334,659	$ -	$ 39,794	$ 34,719	$ 4,402	$ 8	$ (1,684)	$ 411,898
Depreciation, Depletion and Amortization	20,540	-	66	402	1,819	16	41	22,884
Operating Income (Loss)	57,417	(600)	2,237	(1,583)	898	(212)	(4,483)	53,674
Equity Investment Income	-	3,912	-	-	79	87	-	4,078
Operating Income and Equity Investment Income	57,417	3,312	2,237	(1,583)	977	(125)	(4,483)	57,752
Segment Assets	1,483,053	-	10,763	8,754	78,304	(17)	320	1,581,177
Investments in Equity Investees	-	99,933	-	-	9,573	4,261	-	113,767
Capital Spending	$ 23,120	$ -	$ -	$ 978	$ 51,301	$ -	$ 42	$ 75,441

The following table reconciles total segment assets and investments in equity investees to the Company's consolidated total assets at December 31, 2000 and 1999 as follows:

	December 31,
	2000	1999
	(In Thousands)

Capital Investments
Segment Assets	$ 1,657,889	$ 1,581,177
Investments in Equity Investees	142,510	113,767
Other Investments not included in
above Categories	11,398	12,106
Total Capital Investments - Net	1,811,797	1,707,050

Assets
Current Assets	926,869	373,997
Other Assets	243,407	187,318
Total Assets	$ 2,982,073	$ 2,268,365

The activities of Peoples Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. North Shore Gas activities are entirely within the Gas Distribution segment.

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

On December 22, 2000, OMC filed a petition in federal bankruptcy court seeking protection under Chapter 11 of the United States Bankruptcy Code.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At December 31, 2000, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $33.3 million; for North Shore Gas the total was $20.3 million; and for the Company on a consolidated basis the total deferred was $53.6 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at December 31, 2000 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at December 31, 2000 have not been reduced to reflect recoveries from other insurance carriers.

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

Equipment Containing Mercury

Peoples Gas and North Shore Gas are inspecting for mercury contamination in certain of their customers' premises where gas pressure regulators, manometers and other equipment containing mercury may have been used. The utilities have identified approximately 93,000 locations where gas pressure regulators, manometers and other equipment containing mercury may have been used. Virtually all of the gas pressure regulators containing mercury that were used for residences and other small volume customers were removed by the utilities in the 1960's, 1970's and 1980's. The utilities' inspection program includes both a visual check for mercury and a verification with mercury detection equipment.

As of December 31, 2000, Peoples Gas has visually inspected approximately 30,432 premises (including 29,152 small volume customers, primarily residences) and small amounts of mercury were found in 34 of these locations (of which 16 were residences). North Shore Gas has visually inspected approximately 32,966 premises (including 32,587 small volume customers, primarily residences) and small amounts of mercury were found in 18 of these locations (of which 17 were residences).

In each case where mercury contamination is found, Peoples Gas or North Shore Gas will perform appropriate remediation at the premises to eliminate contamination. Peoples Gas and North Shore Gas continue to investigate their historical use of any mercury-containing equipment. Based on information available at December 31, 2000, it does not appear that mercury contamination discovered by the utilities has had or will have a significant harmful effect on the public.

The Company has incurred and expects to continue to incur costs for inspection and remediation and other costs related to the program. The Company charged $16.1 million (of which Peoples Gas and North Shore Gas charged $8.0 million and $8.1 million, respectively) to operating expense in the fourth quarter of fiscal year 2000, including the accrual recorded in accounts payable of $15 million (of which Peoples Gas and North Shore Gas recorded $7.0 million and $8.0 million, respectively) to account for the estimated remaining costs related to the program. The accrual represents the Company's best estimate, based on an evaluation of currently available information. Actual costs incurred in the future may vary from this estimate. As of December 31, neither the Company nor the utilities have been named as a defendant in any lawsuit. The Company intends to vigorously pursue the recovery of mercury-related costs from insurance.

4. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes in equity (Other Comprehensive Income). Comprehensive income includes net income, the effect of the additional pension liability not yet recognized as net periodic pension cost, and unrealized gains and losses from derivative instruments that qualify as hedges per SFAS No. 133. The Company and Peoples Gas have reported accumulated other comprehensive income in their respective Consolidated Balance Sheets. The transition adjustment from SFAS No. 133 is discussed in Note 1, Derivative Instruments and Hedging Activities.

Comprehensive income for the Company for the three months ended December 31, 2000 and 1999 is as follows:

	Three Months Ended
	December 31,
	2000	1999
	(In Thousands)

Net income	$36,391	$29,571

Other comprehensive income
Unrealized gain (loss) on cash flow hedges	(50,608)	-
Income tax (expense)/benefit	20,075	-
Other comprehensive income, net of tax	(30,533)	-

Total Comprehensive income	$ 5,858	$29,571

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The following should be read in conjunction with the Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) of Peoples Energy Corporation, The Peoples Gas Light and Coke Company and North Shore Gas Company 2000 Annual Report on Form 10-K, as amended.

Summary

Net income for the three months ended December 31, 2000 increased to $36.4 million, compared to $29.6 million in the year ago period. The $6.8 million increase was mainly the result of increased gas delivery volumes due to weather that was 29 percent colder than the same period last year. Income from the gas distribution segment also benefited from lower depreciation expense ($3.2 million) and pension benefit accounting ($4.1 million). Results for the quarter were negatively impacted by an increase in the utilities provision for uncollectible accounts ($4.5 million) due to unusually cold weather and higher gas prices as well as the accounting for the Company's long-term incentive compensation plans ($5.4 million). The diversified business segments, mainly midstream services ($3.3 million) and oil and gas production ($2.8 million) partially offset by a decrease in power generation ($2.9 million), also demonstrated growth over the prior year's period. The current period also included higher financing costs due to increased short-term borrowings ($4.4 million).

A summary of variations affecting income between years is presented below, followed by explanations of significant differences by segment.

	Three months ended
	December 31,		Increase /
	2000	1999	(Decrease)	Percent
(In Thousands, Except Percents)
Operating Income and Equity Investment Income:
Gas Distribution	$ 78,367	$ 57,417	$ 20,950	36.49
Power Generation	395	3,312	(2,917)	(88.07)
Midstream Services	5,543	2,237	3,306	147.79
Retail Energy Services	(1,989)	(1,583)	(406)	(25.65)
Oil and Gas Production	3,802	977	2,825	289.15
Other	(126)	(125)	(1)	(0.80)
Corporate and Adjustments	(10,564)	(4,483)	(6,081)	(135.65)

Total Operating Income and Equity Investment Income	75,428	57,752	$ 17,676	30.61
Other Income and (Deductions)	(1,009)	643	(1,652)	(256.92)
Interest Expense	17,297	11,340	5,957	52.53
Income Taxes	20,731	17,484	3,247	18.57
Income before Cumulative Effect of Change
in Accounting Principle	36,391	29,571	6,820	23.06
Cumulative Effect of Accounting Change, net of tax	(34)	-	(34)	(100.00)

Net Income	$ 36,357	$ 29,571	$ 6,786	22.95

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

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. In general, the unit cost of gas does not have a significant direct effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, unusually higher gas costs that continue for an extended period of time-, could adversely affect the accrual for the provision for uncollectible accounts and interest expense.

Operating revenues for the Company for the three months ended December 31, 2000 increased $253.3 million, to $588.0 million due mainly to higher unit prices of gas ($191.4 million) and 29 percent colder weather ($68.3 million). Operating income increased $21.0 million to $78.4 million in 2000, due chiefly to the colder weather ($21.2 million), offset by the variation between quarters of the benefits associated with the Company's weather insurance policy ($5.1 million). Current year results were also negatively impacted by an increase in the provision for uncollectible accounts ($4.5 million) due to unusually cold weather and higher gas prices. Operating income benefited from pension benefit accounting ($4.1 million) and lower depreciation expense ($3.2 million).

Operating revenues for Peoples Gas for the three months ended December 31, 2000 increased $217.9 million, to $504.4 million due principally to weather that was 29 percent colder ($58.0 million) and record level gas prices ($160.2 million). Operating income increased $24.0 million to $72.2 million due to colder weather, lower depreciation expense ($2.6 million) and the positive effects of pension benefit accounting ($3.9 million). These results were offset in part by the increase in the provision for uncollectible accounts ($4.3 million) due to colder weather and higher gas prices.

Operating revenues for North Shore Gas for the current quarter increased $40.5 million, to $87.8 million due primarily to weather that was 29 percent colder ($10.3 million) and record level gas prices ($31.2 million). Operating income increased $2.5 million, to $10.8 million, due to colder weather, lower depreciation expense ($564,000) and the positive effects of pension benefit accounting ($226,000). These results were offset in part by the increase in the provision for uncollectible accounts ($203,000) due to colder weather and higher gas prices.

The Company's objectives for the Gas Distribution segment center on continuous improvement, technological advancements, safety and customer service. Operating revenues are expected to increase from the prior year due to colder weather and increased gas prices. Segment operating income for fiscal 2001 is expected to improve due to the colder weather, reduced operation and maintenance expense and lower depreciation expense, partially offset by reduced consumption and increased uncollectible expense due to colder weather and higher gas prices.

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

Operating income and equity investment income decreased $2.9 million to $395,000, due to the timing of contractual capacity revenues ($2.0 million) and higher fuel costs ($1.2 million). Partially offsetting the decrease were positive impacts of SFAS 133 ($416,000).

In addition to further expansion of the Elwood facility, which is permitted for 3,850 megawatts in generating capacity, including 2,500 megawatts for combined-cycle power development, the Company is pursuing other, primarily regional, power generation opportunities. The Company expects fiscal 2001 equity investment income to increase due to operational commencement of the 750-megawatt expansion of the Elwood facility.

Midstream Services Segment

The Company performs wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates a natural gas liquids (NGL) peaking facility and is active in other asset-based wholesale activities. The Company and Enron North America, Inc. ("Enron") are equal partners in enovate, L.L.C. ("enovate"), which is expanding the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. The Company is also an equal partner with The Coastal Corporation in Whitecap Energy System ("Whitecap"), which is pursuing the development of a pipeline to deliver natural gas to new and existing power plants in Indiana, Illinois and Wisconsin. Whitecap would also service growth markets in existing gas utility systems.

Operating revenues for the Company increased $502,000 to $40.3 million compared to the quarter a year-ago, due primarily to increased hub service revenues ($714,000) and wholesale marketing activities ($291,000). Partially offsetting these positive results were reduced revenues from the peaking plant ($503,000).

Operating income and equity investment income increased $3.3 million, to $5.5 million due mainly to positive results from wholesale marketing activities ($2.1 million) including the Company's enovate partnership. Gains from hub services ($474,000) were offset by declines from the peaking plant ($552,000).

The Company's objective is to become the primary player in the Midwest energy market, developing additional hub services such as storage, transportation and title tracking while pursuing an exchange-traded Chicago contract. The enovate partnership with Enron will enable the Company to expand its Chicago hub and gas peaking operations and pursue wholesale marketing opportunities. The Company expects operating income and equity investment income in fiscal 2001 to increase by at least 10 percent over the prior year.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers through its Peoples Energy Services and Peoples Energy Home Services subsidiaries.

For the quarter ended December 31, 2000, operating revenues increased $46.4 million to $81.1 million due to increased gas sales resulting from higher gas prices and the start-up of electricity sales. First quarter results reflect an operating loss of $2.0 million, slightly higher than the year-ago period loss of $1.6 million, reflecting lower margin from gas sales, higher costs for outside professional services and higher labor costs, partially offset by positive margins from electricity sales.

The Company intends to develop proprietary products as it participates in the electric and gas unbundling process in Illinois and adjoining states and will continue to build the necessary infrastructure as it grows through acquisitions of customer contracts and direct marketing efforts. Operating income for fiscal 2001 is expected to improve as a result of growth in commercial and industrial gas and electric customers and volumes.

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of reserves in selected onshore basins in North America. The Company also has an investment in EnerVest Energy, L.P. (EnerVest) which acquires, develops and manages a portfolio of U.S. and Canadian oil and gas producing properties. The Company's focus is on natural gas, with growth coming from low risk drilling opportunities and the acquisition of proved reserves with upside potential which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits are computed based on units of production.

Operating revenues increased $5.2 million, to $9.6 million due primarily to the impact of new reserve acquisitions subsequent to the year ago period and positive results from drilling programs. Operating income and equity investment income increased $2.8 million to $3.8 million, due to the higher revenues and the positive results from our EnerVest partnership ($2.1 million). Partially offsetting these gains were higher operating expenses ($1.0 million) and increased depletion expenses ($2.4 million).

The Company's objective is to become a top-fifty owner of U.S. gas reserves. Existing oil and gas properties will be developed through drilling and operational enhancements. The Company will continue to hedge a substantial portion of its production in order to mitigate price risk and will pursue oil and gas reserve acquisitions that are consistent with its growth strategy. The Company is the operator for a limited number of its properties and is considering the expansion of its operating capabilities. Operating income in fiscal 2001 is expected to increase due to full year impacts of reserves acquired in 2000, development drilling and anticipated reserve acquisitions.

Other Segment

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. The Company has invested in a venture capital fund specializing in energy-related and telecommunication entities, providing the opportunity for attractive financial returns along with information regarding new technology developments. These and certain business development activities do not fall under the above segments and are reported in the Other segment. Results for the quarter were virtually unchanged from the prior year period.

Corporate and Adjustments

This category encompasses corporate activities that support the six segments, as well as consolidating adjustments.

The $6.1 million decrease in operating income is mainly due to the accounting for the Company's long-term incentive compensation plans ($5.4 million), and increased operating expenses.

Other Income and Deductions

Other income and deductions for the three-month period ended December 31, 2000 decreased by $1.6 million to a loss of $1.0 million, primarily due to a loss on the disposition of equipment associated with development of the Company's Calumet site ($2.8 million), partially offset by proceeds associated with advances to Elwood Energy ($1.3 million).

Other income and deductions for Peoples Gas decreased $395,000 to $307,000 primarily due to the prior period's recognition of the allowance for other funds used during construction ($617,000) and the disposition of property ($215,000). Partially offsetting these effects were increases on the imputed interest on amounts recoverable from customers ($310,000) and increased interest income ($191,000).

Other income and deductions for North Shore Gas increased $54,000, due primarily to imputed interest on amounts recoverable from customers ($59,000).

Interest Expense

For the three-month period ended December 31, 2000, interest expense for the Company increased $6.0 million to $17.3 million, due primarily to an increase in interest on short-term borrowings ($4.4 million) and interest on the Company's $100 million floating rate notes ($1.8 million).

Interest expense for the three-month period ended December 31, 2000, increased $1.4 million to $9.9 million for Peoples Gas and $170,000 to $1.5 million for North Shore Gas. The increased interest expense is primarily due to additional working capital required to pay for gas supply in advance of collections from customers ($1.9 million and $149,000 for Peoples Gas and North Shore Gas, respectively), offset by interest savings due to refinancing of Peoples Gas long-term obligations ($1.0 million).

Income Taxes

For the three-months ended December 31, 2000, income taxes increased $3.3 million to $20.7 million, due mainly to higher pre-tax income. A partial offset was an increase of $966,000 in Section 29 tax credits associated with production from certain oil and gas production properties.

Income taxes for Peoples Gas increased $9.2 million to $24.3 million for the three-month period ended December 31, 2000, due primarily to higher pre-tax income.

For the three months ended December 31, 2000, income taxes increased for North Shore Gas $906,000 to $3.6 million due primarily to higher pre-tax income.

Fiscal 2001 Outlook

The Company is maintaining its earnings per share range for fiscal 2001 of $3.05 to $3.15, assuming normal weather for the remaining nine months of the year. The financial target for the gas distribution segment is to achieve a 13 percent return on common equity. The target for the diversified business segments is to achieve between 16 percent and 20 percent of the Company's total earnings from such segments, based on an Earnings Before Income Taxes (EBIT) range between $40 million and $45 million.

Other Matters

Accounting Standards. On October 1, 2000 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. See Note 1 of the Notes to Consolidated Financial Statements. The standard involves assessing and recording the effectiveness of a cash flow hedge when incurred and may result in additional volatility in reported earnings.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company, Peoples Gas and North Shore Gas for the three months ended December 31, 2000 and 1999:

	The Company		Peoples Gas		North Shore Gas
(In Thousands)	2000	1999	2000	1999	2000	1999
Net cash used in operations	($59,074)	($31,315)	($69,174)	($13,028)	($11,034)	($6,918)
Net cash provided by (used in) investing activities	($85,628)	($67,586)	($20,621)	($20,339)	($2,326)	$5,074
Net cash Provided by financing activities	$155,741	$106,878	$100,115	$38,395	$14,887	$2,596

See the consolidated statement of cash flows and the discussion of major balance sheet fluctuations for more detail.

Balance Sheet Variations

In addition to a comparison of the current quarter balance sheet to the prior year ended balance sheet, the Company, Peoples Gas and North Shore Gas have included the comparable prior year quarter ended balance sheet because many of the fluctuations between the current quarter and the prior fiscal year end are due to normal seasonality.

The Company's total assets at December 31, 2000 increased $480.2 million, or 19 percent, from September 30, 2000 primarily due to a $330.0 million increase in accounts receivable resulting from higher gas prices and increased volumes due to colder weather. Also contributing to the rise in assets were increases of $50.7 million in advances to Elwood Energy for expansion of the peaking facility and $64.7 million in gas costs recoverable through rate adjustments which were partially offset by $27.4 million of reduced gas in storage due to increased demand during colder weather periods.

The Company's current liabilities rose at December 31, 2000 $459.3 million from September 30, 2000 primarily due to an increase in short-term debt of $172.5 million and increased accounts payable of $206.7 million, both due to higher gas prices. There was also an estimated LIFO liquidation credit ($42.0 million) recorded as of December 31, 2000 due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end.

Variations in the Company's deferred credits and other liabilities and accumulated other comprehensive Income are due to the adoption of SFAS No. 133, (See Note 1 of the Notes to Consolidated Financial Statements.)

Total assets of Peoples Gas at December 31, 2000 increased $327.4 million or 18 percent from September 30, 2000, primarily due to higher accounts receivable ($242.5 million) and gas costs recoverable ($54.6 million) resulting from higher gas prices and increased volumes due to colder weather. These increases were partially offset by a decrease in gas in storage ($25.6 million) due to increased demand during colder weather periods. Current liabilities increased $308.8 million due to a higher level of accounts payable ($110.1 million) resulting from higher gas prices. The short-term debt is $119.2 million higher to supplement working capital needs. The estimated LIFO liquidation credit ($36.1 million) in the first quarter anticipates the replenishment of the lower cost LIFO price layer by fiscal year end. The LIFO adjustment was greater than in the comparable quarter because of additional withdrawals due to colder weather and higher gas prices.

Total assets of North Shore Gas at December 31, 2000 increased $60.5 million or 23 percent from September 30, 2000 primarily due to higher accounts receivable ($43.9 million) and gas costs recoverable ($10.0 million) due to higher gas prices, increased volumes due to colder weather and more customers on deferred payment plans. Current Liabilities increased $58.4 million due to higher levels of accounts payable ($28.1 million) higher gas prices. Short-term debt increased $18.7 million due to borrowings to supplement working capital needs. The LIFO liquidation credit ($7.5 million) was greater than in the comparable quarter because of additional withdrawals due to colder weather and higher gas prices.

Financial Sources

In the first quarter, Peoples Gas issued short-term debt of $200 million to supplement working capital needs and replace maturing short-term obligations. The Company, as of December 31, 2000, had a total of $305.0 million of available credit facilities. Peoples Gas had $190.0 million of available credit facilities as of December 31, 2000 of which $24.0 million was available to North Shore.

In January 2001, the Company, issued $325.0 million of 6.9 percent Notes, due January 15, 2011.

Financial Uses

Capital Spending. In the first quarter, the Company, Peoples Gas and North Shore Gas spent $25.4 million, $17.9 million, and $2.3 million, respectively on property plant and equipment. The Company increased investments in partnerships by $3.2 million.

Dividends. On February 7, 2001, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 51 cents per share from the 50 cents per share previously in effect. The annualized dividend rate now amounts to $2.04 per share.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 3 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas has received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action in the District Court for the Northern District of Illinois asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. (See Note 3 of the Notes to Consolidated Financial Statements.)

Peoples Gas and North Shore Gas are conducting a mercury inspection and remediation program. (See Note 3 of the Notes to Consolidated Financial Statements.)

Market Risk Management

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

Investments by the Company's diversified businesses are subject to a thorough analysis of related market risk and an acceptable plan for each investment is formulated to manage this risk. After a risk management program for the investment is approved, both the operating unit's and the Company's senior management are kept apprised of any remaining market risk through daily MTM reports and established notification policies.

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options, approximately 82 percent of the production for the next twelve months is hedged, thereby removing market risk on that portion of the production. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity should be substantially offset by an equal gain in value resulting from the financial transaction. Sensitivity analyses are used to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and related financial instruments used to mitigate the price exposure. As of December 31, 2000, the sensitivity analysis for oil and gas producing properties demonstrated an instantaneous 10 percent adverse movement in the NYMEX forward curve for natural gas and oil would have reduced future EBIT by approximately $12.7 million.

The Company sells fixed price and variable priced products as part of its retail energy services. Risk is reduced through the use of fixed price supplier contracts that perfectly hedge the expected price for monthly volume of customer usage. Variations in monthly usage from expected can expose the Company to additional price risk. Risk management trading and optimization of storage assets are utilized to mitigate this intramonth risk. As of December 31, 2000 and 1999, exposure from these activities was not material. As of December 31, 2000 the retail energy services segment had open notional financial positions of 1,060 MMBTU's.

The Elwood partnership owns a natural gas-fired electric generating peaking facility. Elwood has agreed to sell all of the facility's current generation capacity and energy produced at fixed demand and commodity charges under multi-year contracts. Therefore, Elwood has no price risk on its power sales during the term of these contracts. However, it does bear fuel price risk on a portion of its output when natural gas prices exceed its targeted weighted-average cost of gas. This total price risk cannot be eliminated due to the uncertainty of run time for the peaker plant. However, the partnership has implemented a comprehensive risk management program that is intended to reduce price risk, stabilize cash flow and extract maximum value from its investment. The program includes limits to minimize the threat of loss through market movements, daily review of price exposure and frequent senior management review. As of December 31, 2000, Elwood had open derivative instruments for hedges of 9.1 Bcf of natural gas purchases.

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

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. The Company currently has outstanding a mix of $502.0 million in variable rate bonds and notes and $338.7 million in other short-term borrowings. Assuming interest rates are 10 percent higher than the rates reported at the end of December 31, 2000, the Company's annualized interest expense would increase by approximately $3.3 million before considering the effect of income taxes.

Included in the Company's variable rate debt are its $100.0 million Notes due August 1, 2002. The Company's interest rate risk has been further reduced due to an interest rate swap effective February 1, 2001, to fix the rate for $75.0 million of the $100.0 million at 6.8 percent.

OPERATING STATISTICS

The following table represents gross margin components and delivery statistics for the Company:

	Three Months Ended
	December 31,
	2000	1999
Operating Revenues (In Thousands):
Gas Distribution Sales
Residential
Heating	$ 451,235	$ 243,683
Non-heating	16,388	12,123
Commercial	68,392	34,087
Industrial	13,576	6,799
	549,591	296,692

Gas Distribution Transportation
Residential	10,904	10,221
Commercial	14,837	12,953
Industrial	7,046	6,891
Contract Pooling	3,550	1,414
	36,337	31,479

Other Gas Distribution Revenues	2,027	6,488

Diversified Segment Revenues	129,027	77,239
Total Operating Revenues	716,982	411,898
Less - Cost of Energy Sold	488,636	228,040

Gross Margin	$ 228,346	$ 183,858

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	46,324	36,381
Non-heating	1,010	905
Commercial	7,228	5,324
Industrial	1,464	1,223
	56,026	43,833

Transportation
Residential	8,362	7,437
Commercial	14,487	11,494
Industrial	8,920	9,500
	31,769	28,431

Total Gas Distribution Deliveries	87,795	72,264

The following table represents gross margin components and delivery statistics for Peoples Gas:

	Three Months Ended
	December 31,
	2000	1999
Operating Revenues (In Thousands):
Gas Sales
Residential
Heating	$ 381,304	$ 206,444
Non-heating	15,928	11,820
Commercial	56,892	28,699
Industrial	10,948	5,715
	465,072	252,678

Transportation
Residential	10,517	9,842
Commercial	13,305	11,354
Industrial	6,143	5,931
Contract Pooling	3,243	1,300
	33,208	28,427

Diversified Segments	2,090	2,100

Other	4,021	3,323
Total Operating Revenues	504,391	286,528
Less - Gas Costs	312,839	133,136

Gross Margin	$ 191,552	$ 153,392

Deliveries (MDth):
Gas Sales
Residential
Heating	38,681	30,396
Non-heating	969	870
Commercial	5,923	4,415
Industrial	1,149	1,026
	46,722	36,707

Transportation
Residential	8,115	7,218
Commercial	12,956	9,824
Industrial	7,484	7,927
	28,555	24,969

Total Deliveries	75,277	61,676

The following table represents gross margin components and delivery statistics for North Shore Gas:

	Three Months Ended
	December 31,
	2000	1999
Operating Revenues (In Thousands):
Gas Sales
Residential
Heating	$ 69,931	$ 37,239
Non-heating	460	303
Commercial	11,500	5,388
Industrial	2,628	1,084
	84,519	44,014

Transportation
Residential	388	379
Commercial	1,531	1,599
Industrial	904	960
Contract Pooling	307	114
	3,130	3,052

Other	130	195
Total Operating Revenues	87,779	47,261
Less - Gas Costs	62,416	26,260

Gross Margin	$ 25,363	$ 21,001

Deliveries (MDth):
Gas Sales
Residential
Heating	7,643	5,985
Non-heating	41	35
Commercial	1,305	909
Industrial	315	197
	9,304	7,126

Transportation
Residential	247	219
Commercial	1,531	1,670
Industrial	1,436	1,573
	3,214	3,462

Total Deliveries	12,518	10,588

FORWARD LOOKING INFORMATION

The MD&A contains statements that may be considered forward-looking, such as management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, completion of the Elwood facility expansion, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the gas distribution utility subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  the future health of the U.S. and Illinois economies;
  the timing and extent of changes in energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, and interest expense;
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
  the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time; and
  the uncertainty of gas and oil reserve estimates.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market risk are reported under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management," and Note 1 of the Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

10(a)	Credit Agreement between the Company and ABN Amro Bank N.V., dated March 10, 2000.

10(b)	Credit Agreement between the Company and ABN Amro Bank N.V. dated March 10, 2000.

10(c)

Firm Transportation Agreement By and Between North Shore Gas Company and Northern Illinois Gas Company, dated October 22, 2000. Portions of this contract have been omitted pursuant to a request for confidential treatment.

b. Reports on Form 8-K filed during the quarter ended December 31, 2000

Date of Report - October 27, 2000
Item 9 - Regulation FD Disclosure
Forward Looking Financial Information - Script

Date of Report - October 27, 2000
Item 9 - Regulation FD Disclosure
Forward Looking Financial Information - Preliminary Results

Date of Report - November 14, 2000
Item 5 - Other Event
Forward Looking Financial Information - Security Analysts Presentation

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended December 31, 2000

None.

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

10(c)

Firm Transportation Agreement By and Between North Shore Gas Company and Northern Illinois Gas Company, dated October 22, 2000. Portions of this contract have been omitted pursuant to a request for confidential treatment.

b. Reports on Form 8-K filed during the quarter ended December 31, 2000

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 13, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 13, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 13, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer