Form 10-Q
period 2001-03-31
PEOPLES ENERGY CORP; PEOPLES GAS LIGHT & COKE CO; NORTH SHORE GAS CO /IL/
filed 2001-05-15
CIK 77385, 77388, 110101

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (April 30, 2001):

Peoples Energy Corporation	Common Stock, No par value, 35,390,731 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

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

The business of the Company's utility subsidiaries (Peoples Gas and North Shore Gas) is influenced by seasonal weather conditions because a large element of the utilities' customer load consists of gas used for space heating. Weather-related deliveries can, therefore, have a significant positive or negative impact on net income. Swings in natural gas prices can also impact revenue sensitive items such as customer accounts receivable balances and reserves for uncollectible accounts. The quarterly results of operations and balances should not be considered indicative of the year as a whole.

The information furnished reflects, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
	(In Thousands, Except Per-Share Amounts)

Operating Revenues	$ 1,073,789	$ 525,248	$ 1,790,771	$ 937,146

Operating Expenses:
Cost of energy sold	796,980	278,333	1,285,616	506,373
Operation and maintenance	69,852	69,322	144,114	136,178
Depreciation, depletion and amortization	20,916	23,695	43,111	46,580
Taxes, other than income taxes	83,671	51,644	144,930	92,087
Total Operating Expenses	971,419	422,994	1,617,771	781,218

Operating Income	102,370	102,254	173,000	155,928

Equity Investment Income	11,006	1,972	15,804	6,050

Total Operating Income
and Equity Investment Income	113,376	104,226	188,804	161,978

Other Income and (Deductions)	6,314	901	5,305	1,543

Interest Expense	18,900	13,739	36,197	25,078

Earnings Before Income Taxes	100,790	91,388	157,912	138,443

Income Taxes	38,299	33,960	59,030	51,444

Income Before Cumulative Effect
of Change in Accounting Principle	62,491	57,428	98,882	86,999

Cumulative Effect of Accounting Change,
net of tax	-	-	(34)	-

Net Income	$ 62,491	$ 57,428	$ 98,848	$ 86,999

Average Shares of Common Stock Outstanding
Basic	35,388	35,510	35,363	35,512
Diluted	35,450	35,511	35,414	35,517

Earnings Per Share of Common Stock
Basic	$ 1.77	$ 1.62	$ 2.80	$ 2.45
Diluted	$ 1.76	$ 1.62	$ 2.79	$ 2.45

Dividends Declared Per Share	$ 0.51	$ 0.50	$ 1.01	$ 0.99

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2001*	2000	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,519,948	$ 2,517,100	$ 2,425,443
Less - Accumulated depreciation, depletion and amortization	908,900	871,760	848,515
Net property, plant and equipment	1,611,048	1,645,340	1,576,928
Investment in equity investees	139,724	139,317	131,764
Other investments	25,627	25,435	24,437
Total Capital Investments - Net	1,776,399	1,810,092	1,733,129

CURRENT ASSETS:
Cash and cash equivalents	35,364	5,956	29,299
Bond trust fund	-	-	178,663
Temporary investments and special deposits	15,668	10,091	26,101
Advances to joint venture partnerships	145,069	68,442	-
Receivables -
Customers, net of allowance for uncollectible accounts
of $44,759, $24,958, and $28,502, respectively	748,424	175,644	262,903
Other	79,940	41,884	48,329
Materials and supplies, at average cost	13,785	14,695	15,362
Gas in storage	21,813	84,533	30,146
Gas costs recoverable through rate adjustments	34,415	54,866	879
Regulatory assets of subsidiaries	1,454	5,418	3,740
Prepayments	3,575	2,370	3,075
Total Current Assets	1,099,507	463,899	598,497

OTHER ASSETS:
Prepaid pension costs	157,128	132,026	106,475
Non-current regulatory assets of subsidiaries	76,262	71,059	60,668
Deferred charges	26,978	24,842	33,954
Total Other Assets	260,368	227,927	201,097

Total Assets	$ 3,136,274	$ 2,501,918	$ 2,532,723

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2001*	2000	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000 shares
Outstanding 35,639, 35,544 and
35,541 shares, respectively	$ 299,107	$ 298,042	$ 297,717
Retained earnings	551,425	488,314	524,300
Treasury stock (248, 248 and 118 shares, respectively at cost)	(6,817)	(6,817)	(3,246)
Accumulated other comprehensive income	(32,505)	(2,457)	(465)
Total Common Stockholders' Equity	811,210	777,082	818,306

Long-term debt	744,313	419,663	319,734
Total Capitalization	1,555,523	1,196,745	1,138,040

CURRENT LIABILITIES:
Short-term debt	430,380	568,215	630,665
Accounts payable	300,173	191,716	166,407
Dividends payable on common stock	18,306	17,905	17,800
Customer gas service and credit deposits	25,703	45,492	29,150
Accrued taxes	127,582	15,248	72,104
Gas sales revenue refundable through rate adjustments	10,025	1,731	8,781
Temporary LIFO liquidation credit	184,411	-	38,625
Accrued interest	13,275	8,152	10,322
Total Current Liabilities	1,109,855	848,459	973,854

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	326,812	343,359	303,929
Investment tax credits being amortized over
the average lives of related property	29,434	29,739	22,772
Other	114,650	83,616	94,128
Total Deferred Credits and Other Liabilities	470,896	456,714	420,829

Total Capitalization and Liabilities	$ 3,136,274	$ 2,501,918	$ 2,532,723

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 98,848	$ 86,999
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	43,111	46,580
Charged to other accounts	5,666	2,562
Deferred income taxes and investment tax credits - net	1,988	9,805
Change in deferred credits and other liabilities	12,193	4,671
Change in accumulated other comprehensive income	(30,047)	-
Change in other assets	(32,442)	(23,890)
Change in undistributed earnings from equity investments	3,950	(5,699)
Change in current assets and liabilities:
Receivables - net	(610,836)	(176,720)
Materials and supplies	910	920
Gas in storage	62,720	51,363
Gas costs recoverable	20,451	10,288
Regulatory assets	3,262	(863)
Prepayments	(1,205)	(632)
Accounts payable	108,457	4,306
Customer gas service and credit deposits	(19,789)	(18,194)
Accrued taxes	112,334	34,527
Gas sales revenue refundable	8,294	8,089
Accrued interest	5,122	112
Temporary LIFO liquidation credit	184,411	38,625
Net Cash Provided by (Used in) Operating Activities	(22,602)	72,849

Investing Activities:
Capital spending	(56,115)	(123,301)
Return of capital investments	37,784	-
Advances to joint venture partnerships	(76,626)	-
Temporary investments and special deposits	(5,577)	(17,247)
Net Cash Used in Investing Activities	(100,534)	(140,548)

Financing Activities:
Short-term debt - net	(137,835)	299,665
Bond trust fund	-	(178,662)
Issuance of long-term debt	325,000	-
Retirement of long-term debt	(350)	-
Dividends paid on common stock	(35,336)	(34,771)
Proceeds from issuance of common stock	1,065	1,005
Treasury stock purchases	-	(3,246)
Net Cash Provided by Financing Activities	152,544	83,991

Net Increase in Cash and Cash Equivalents	29,408	16,292
Cash and Cash Equivalents at Beginning of Period	5,956	13,007
Cash and Cash Equivalents at End of Period	$ 35,364	$ 29,299

Supplemental information:
Income taxes paid, net of refunds	$ 774	$ 22,872
Interest paid, net of amounts capitalized	27,489	22,285

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
	(In Thousands)

Operating Revenues	$ 766,888	$ 369,393	$ 1,271,280	$ 655,931

Operating Expenses:
Gas costs	535,074	173,306	847,912	306,441
Operation and maintenance	51,301	49,125	100,555	99,855
Depreciation and amortization	15,140	18,130	30,885	36,501
Taxes, other than income taxes	75,750	45,952	130,155	82,118
Total Operating Expenses	677,265	286,513	1,109,507	524,915

Operating Income	89,623	82,880	161,773	131,016

Other Income and (Deductions)	857	550	1,164	1,243

Interest Expense	10,226	9,263	20,119	17,795

Earnings Before Income Taxes	80,254	74,167	142,818	114,464

Income Taxes	31,556	28,532	55,827	43,583

Net Income Applicable to Common Stock	$ 48,698	$ 45,635	$ 86,991	$ 70,881

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2001*	2000	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 2,061,891	$ 2,029,730	$ 2,007,258
Less - Accumulated depreciation and amortization	754,011	728,158	717,847
Net property, plant and equipment	1,307,880	1,301,572	1,289,411
Other investments	10,497	10,522	10,339
Total Capital Investments - Net	1,318,377	1,312,094	1,299,750

CURRENT ASSETS:
Cash and cash equivalents	30,224	2,466	3,185
Bond trust fund	-	-	178,663
Temporary investments	-	400	500
Receivables -
Customers, net of allowance for uncollectible accounts
of $42,101, $22,821 and $26,544, respectively	574,242	114,072	191,895
Other	46,565	38,001	20,516
Materials and supplies, at average cost	10,377	10,341	10,117
Gas in storage, at last-in, first-out cost	15,812	70,901	22,587
Gas costs recoverable through rate adjustments	28,033	45,212	577
Regulatory assets	938	4,558	3,337
Prepayments	2,615	1,829	2,372
Total Current Assets	708,806	287,780	433,749

OTHER ASSETS:
Prepaid pension costs	155,985	131,284	106,906
Non-current regulatory assets	54,868	49,768	39,886
Deferred charges	18,500	19,770	27,393
Total Other Assets	229,353	200,822	174,185

Total Assets	$ 2,256,536	$ 1,800,696	$ 1,907,684

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2001*	2000	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000 shares
Outstanding 24,818 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	491,194	443,104	469,918
Accumulated other comprehensive income	(2,457)	(2,457)	1,792
Total Common Stockholder's Equity	654,044	605,954	637,017

Long-term debt	250,000	250,000	250,000
Total Capitalization	904,044	855,954	887,017

CURRENT LIABILITIES:
Short-term debt	433,999	345,775	410,975
Accounts payable	188,257	137,541	114,364
Dividends payable on common stock	20,102	-	-
Customer gas service and credit deposits	19,760	38,364	21,548
Accrued taxes	119,900	18,806	64,844
Gas sales revenue refundable through rate adjustments	8,008	1,731	6,984
Temporary LIFO liquidation credit	153,259	-	29,708
Accrued interest	6,060	5,001	8,471
Total Current Liabilities	949,345	547,218	656,894

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	323,524	319,904	290,657
Investment tax credits being amortized over
the average lives of related property	26,262	26,545	27,109
Other	53,361	51,075	46,007
Total Deferred Credits and Other Liabilities	403,147	397,524	363,773

Total Capitalization and Liabilities	$ 2,256,536	$ 1,800,696	$ 1,907,684

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 86,991	$ 70,881
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	30,885	36,501
Charged to other accounts	2,679	2,136
Deferred income taxes and investment tax credits - net	1,758	9,554
Change in deferred credits and other liabilities	3,865	3,505
Change in other assets	(28,531)	(22,346)
Change in current assets and liabilities:
Receivables - net	(468,734)	(117,263)
Materials and supplies	(36)	726
Gas in storage	55,089	42,052
Gas costs recoverable	17,179	8,204
Regulatory assets	2,918	(1,038)
Prepayments	(786)	(384)
Accounts payable	50,716	4,356
Customer gas service and credit deposits	(18,604)	(19,762)
Accrued taxes	101,094	31,231
Gas sales revenue refundable	6,277	6,292
Accrued interest	1,059	(2)
Temporary LIFO liquidation credit	153,259	29,708

Net Cash Provided by (Used in) Operating Activities	(2,922)	84,351

Investing Activities:
Capital spending	(39,146)	(47,088)
Temporary investments	400	-
Other assets	312	-

Net Cash Used in Investing Activities	(38,434)	(47,088)

Financing Activities:
Short-term debt - net	88,224	192,985
Bond trust fund	-	(178,663)
Dividends paid on common stock	(19,110)	(52,116)

Net Cash Provided by (Used in) Financing Activities	69,114	(37,794)

Net Increase (Decrease) in Cash and Cash Equivalents	27,758	(531)
Cash and Cash Equivalents at Beginning of Period	2,466	3,716

Cash and Cash Equivalents at End of Period	$ 30,224	$ 3,185

Supplemental information:
Income taxes paid, net of refunds	$ 4	$ 16,733
Interest paid, net of amounts capitalized	18,227	15,988

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
	(In Thousands)

Operating Revenues	$ 136,247	$ 61,224	$ 224,026	$ 108,485

Operating Expenses:
Gas costs	106,559	34,431	168,975	60,692
Operation and maintenance	8,038	7,124	15,581	13,789
Depreciation	1,596	2,230	3,201	4,399
Taxes - other than income taxes	6,435	5,044	11,900	8,913
Total Operating Expenses	122,628	48,829	199,657	87,793

Operating Income	13,619	12,395	24,369	20,692

Other Income and (Deductions)	117	48	211	89

Interest Expense	1,454	1,304	2,927	2,608

Earnings Before Income Taxes	12,282	11,139	21,653	18,173

Income Taxes	4,783	4,352	8,412	7,075

Net Income Applicable to Common Stock	$ 7,499	$ 6,787	$ 13,241	$ 11,098

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2001*	2000	2000*
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment, at original cost	$ 330,027	$ 325,823	$ 322,087
Less - Accumulated depreciation	125,264	122,412	119,193
Net property, plant and equipment	204,763	203,411	202,894
Other investments	22	22	22
Total Capital Investments - Net	204,785	203,433	202,916

CURRENT ASSETS:
Cash and cash equivalents	1,866	553	11,131
Receivables -
Customers, net of allowance for uncollectible
accounts of $1,757, $978, and $1,092, respectively	76,884	13,383	24,620
Other	414	328	1,342
Materials and supplies, at average cost	2,145	2,327	2,154
Gas in storage, at last-in, first-out cost	2,201	8,866	2,928
Gas costs recoverable through rate adjustments	6,382	9,654	302
Regulatory assets	516	861	402
Prepayments	496	417	369
Total Current Assets	90,904	36,389	43,248

OTHER ASSETS:
Prepaid pension costs	767	365	-
Non-current regulatory assets	21,393	21,291	20,901
Deferred charges	3,899	3,647	3,897
Total Other Assets	26,059	25,303	24,798

Total Assets	$ 321,748	$ 265,125	$ 270,962

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,	March 31,
	2001*	2000	2000*
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000 shares
Outstanding 3,626 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	75,903	69,334	77,584
Total Common Stockholder's Equity	100,660	94,091	102,341

Long-term debt	69,313	69,663	69,734
Total Capitalization	169,973	163,754	172,075

CURRENT LIABILITIES:
Short-term debt	6,225	7,375	-
Accounts payable	34,035	27,349	16,554
Dividends payable on common stock	3,191	-	-
Customer gas service and credit deposits	2,878	4,878	3,942
Accrued taxes	12,603	2,543	9,658
Gas sales revenue refundable through rate adjustments	2,017	-	1,797
Temporary LIFO liquidation credit	31,152	-	8,917
Accrued interest	1,718	1,731	1,749
Total Current Liabilities	93,819	43,876	42,617

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	23,316	23,533	21,633
Investment tax credits being amortized over
the average lives of related property	3,172	3,194	3,237
Other	31,468	30,768	31,400
Total Deferred Credits and Other Liabilities	57,956	57,495	56,270

Total Capitalization and Liabilities	$ 321,748	$ 265,125	$ 270,962

* Unaudited
The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2001	2000
	(In Thousands)
Operating Activities:
Net Income	$ 13,241	$ 11,098
Adjustments to reconcile net income to net cash:
Depreciation
Per statement of income	3,201	4,399
Charged to other accounts	233	425
Deferred income taxes and investment tax credits - net	403	361
Change in deferred credits and other liabilities	58	15
Change in other assets	(756)	215
Change in current assets and liabilities:
Receivables - net	(63,587)	(13,586)
Materials and supplies	182	194
Gas in storage	6,665	5,864
Gas costs recoverable	3,272	2,084
Regulatory assets	345	175
Prepayments	(79)	(98)
Accounts payable	6,686	(9,894)
Customer gas service and credit deposits	(2,000)	(1,376)
Accrued taxes	10,060	5,619
Gas sales revenue refundable	2,017	1,797
Accrued interest	(13)	12
Temporary LIFO liquidation credit	31,152	8,917
Net Cash Provided by Operating Activities	11,080	16,221

Investing Activities:
Capital spending	(4,786)	(5,493)
Temporary investments	-	7,855
Net Cash Provided by (Used in) Investing Activities	(4,786)	2,362

Financing Activities:
Short-term debt - net	(1,150)	-
Dividends paid on common stock	(3,481)	(7,795)
Retirement of long-term debt	(350)	-
Net Cash Used in Financing Activities	(4,981)	(7,795)

Net Increase in Cash and Cash Equivalents	1,313	10,788
Cash and Cash Equivalents at Beginning of Period	553	343

Cash and Cash Equivalents at End of Period	$ 1,866	$ 11,131

Supplemental information:
Income taxes paid, net of refunds	$ -	$ 2,921
Interest paid, net of amounts capitalized	2,665	2,360

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

For each gas distribution utility, the Illinois Commerce Commission (the "Commission") conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related costs incurred for gas. In such proceedings, costs recovered by a utility through the Gas Charge are subject to challenge. Such proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2000 are currently pending before the Commission.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by SFAS No. 137 and SFAS No. 138, (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company hedges forecasted cash flows related to commodities and certain interest rate risks. The impact on the financial statements of adopting SFAS No. 133 as of October 1, 2000, was to reduce earnings by $34,000, net of tax, reduce accumulated other comprehensive income (AOCI) by $23.6 million, net of tax, record a liability of $40.0 million, record an increase in investment in equity investees of $900,000 and record deferred taxes of $15.5 million. Based on October 1 values, the Company estimates that in 2001, it will reclassify from AOCI to the Consolidated Statement of Income deferred losses totaling $17.9 million, net of tax, which are expected to offset gains on the hedged transactions.

The Company has hedged various anticipated cash flow transactions through 2006. During the three and six months ended March 31, 2001, the Company reclassified $5.4 million and $9.9 million net of tax, respectively, of deferred losses from AOCI to the Consolidated Statement of Income to offset gains realized by the hedged transactions. In the following 12 months, $12.9 million of deferred losses will be reclassified from AOCI into earnings. The deferred loss is reported in the same income statement line as the gain or loss from the hedged transaction. As of March 31, 2001, the Company has $49.8 million of derivative liabilities and has cumulative deferred losses in AOCI of $30.0 million, net of tax. As of the balance sheet date, Peoples Gas and North Shore Gas have no derivative instruments.

In the three-month period, the cash flow hedges by the Elwood joint venture were liquidated as hedges resulting in recognizing gains of $4.0 million ($2.4 million, net of taxes). The power sales contracts were renegotiated to essentially eliminate the fuel price risk that the hedges were designed to protect.

Equity Investments

The Company has a number of investments which are accounted for as unconsolidated equity method investments, the larger of which are reported in the Power Generation, Midstream Services and Oil and Gas Production segments. Individually the Company's equity investments are not material, however, in aggregate these investments are material at March 31, 2001. The Company's pro rata share of financial results are listed below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2001	2000	2001	2000
Total Equity Investments
Operating Revenues	$ 50,672	$ 5,104	$ 81,065	$ 11,982
Operating Income	11,491	2,272	16,685	6,609
Interest Expense	650	437	1,403	792
Earnings Before Income Taxes	11,006	1,972	15,804	6,050

Investments in Equity Investees	$139,724	$131,764	$139,724	$131,764

Investment Results by Segment:
Power Generation
Operating Revenues	$ 8,265	$ 3,099	$ 11,155	$ 8,552
Operating Income	6,174	1,527	6,903	5,372
Interest Expense	-	-	-	-
Earnings Before Income Taxes	6,287	1,633	7,333	5,545

Investments in Equity Investees	$ 96,881	$101,395	$ 96,881	$101,395

Midstream Services
Operating Revenues	$ 36,482	$ -	$ 55,238	$ -
Operating Income	4,736	-	6,125	-
Interest Expense	-	-	-	-
Earnings Before Income Taxes	4,769	-	6,170	-

Investments in Equity Investees	$ 9,257	$ -	$ 9,257	$ -

Oil and Gas Production
Operating Revenues	$ 4,026	$ 916	$ 11,312	$ 1,211
Operating Income	(84)	336	2,497	444
Interest Expense	335	122	766	155
Earnings Before Income Taxes	(419)	216	1,742	295

Investments in Equity Investees	$ 28,088	$ 25,918	$ 28,088	$ 25,918

Other
Operating Revenues	$ 1,899	$ 1,089	$ 3,360	$ 2,219
Operating Income	665	409	1,160	793
Interest Expense	315	315	637	637
Earnings Before Income Taxes	369	123	559	210

Investments in Equity Investees	$ 5,498	$ 4,451	$ 5,498	$ 4,451

2. BUSINESS SEGMENTS

Financial data by business segment is presented below:

	The Company
				Retail	Oil		Corporate
(In Thousands)	Gas	Power	Midstream	Energy	and Gas		and
Three Months Ended 03-31-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 902,036	$ -	$ 47,617	$115,534	$ 10,765	$ 9	$ (2,172)	$1,073,789
Depreciation, Depletion and Amortization	16,736	-	132	378	3,582	17	71	20,916
Operating Income (Loss)	101,609	(677)	278	2,248	3,209	(475)	(3,822)	102,370
Equity Investment Income (Loss)	-	6,287	4,769	-	(419)	369	-	11,006
Operating Income and Equity Investment Income (Loss)	101,609	5,610	5,047	2,248	2,790	(106)	(3,822)	113,376
Segment Assets	1,512,643	4,308	7,700	9,887	86,209	2,484	3,351	1,626,582
Investments in Equity Investees	-	96,881	9,257	-	28,088	5,498	-	139,724
Capital Spending	$ 23,743	$ 402	$ 624	$ 47	$ 4,951	$ 3	$ 897	$ 30,667

				Retail	Oil		Corporate
	Gas	Power	Midstream	Energy	and Gas		and
Three Months Ended 03-31-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 434,611	$ -	$ 38,576	$ 46,578	$ 6,274	$ 11	$ (802)	$ 525,248
Depreciation, Depletion and Amortization	20,360	-	66	408	2,818	16	27	23,695
Operating Income (Loss)	98,890	(1,061)	5,845	(58)	1,495	(419)	(2,438)	102,254
Equity Investment Income	-	1,633	-	-	217	122	-	1,972
Operating Income and Equity Investment Income (Loss)	98,890	572	5,845	(58)	1,712	(297)	(2,438)	104,226
Segment Assets	1,492,305	-	8,051	8,601	77,483	-	2,874	1,589,314
Investments in Equity Investees	-	101,395	-	-	25,918	4,451	-	131,764
Capital Spending	$ 29,460	$ (171)	$ -	$ 125	$ 18,355	$ 68	$ 23	$ 47,860

				Retail	Oil		Corporate
	Gas	Power	Midstream	Energy	and Gas		and
Six Months Ended 03-31-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 1,490,001	$ -	$ 87,913	$196,674	$ 20,351	$ 17	$ (4,185)	$1,790,771
Depreciation, Depletion and Amortization	34,086	-	263	755	7,836	33	138	43,111
Operating Income (Loss)	179,976	(1,329)	4,422	259	4,849	(791)	(14,386)	173,000
Equity Investment Income	-	7,333	6,170	-	1,742	559	-	15,804
Operating Income and Equity Investment Income (Loss)	179,976	6,004	10,592	259	6,591	(232)	(14,386)	188,804
Segment Assets	1,512,643	4,308	7,700	9,887	86,209	2,484	3,351	1,626,582
Investments in Equity Investees	-	96,881	9,257	-	28,088	5,498	-	139,724
Capital Spending	$ 43,932	$ 1,426	$ 1,855	$ 66	$ 6,400	$ 753	$ 1,683	$ 56,115

				Retail	Oil		Corporate
	Gas	Power	Midstream	Energy	and Gas		and
Six Months Ended 03-31-00	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Operating Revenues	$ 769,270	$ -	$ 78,370	$ 81,298	$ 10,675	$ 19	$ (2,486)	$ 937,146
Depreciation, Depletion and Amortization	40,900	-	133	809	4,637	33	68	46,580
Operating Income (Loss)	156,306	(1,661)	8,081	(1,641)	2,394	(631)	(6,920)	155,928
Equity Investment Income	-	5,545	-	-	295	210	-	6,050
Operating Income and Equity Investment Income (Loss)	156,306	3,884	8,081	(1,641)	2,689	(421)	(6,920)	161,978
Segment Assets	1,492,305	-	8,051	8,601	77,483	-	2,874	1,589,314
Investments in Equity Investees	-	101,395	-	-	25,918	4,451	-	131,764
Capital Spending	$ 52,580	$ (171)	$ -	$ 1,103	$ 69,656	$ 68	$ 65	$ 123,301

The following reconciles total segment assets and investments in equity investees to the Company's consolidated total assets at March 31, 2001 and 2000:

	March 31,
	2001	2000
	(In Thousands)

Capital Investments
Segment Assets	$ 1,626,582	$ 1,589,314
Investments in Equity Investees	139,724	131,764
Other Investments not included in
above Categories	10,093	12,051
Total Capital Investments - Net	1,776,399	1,733,129

Assets
Current Assets	1,099,507	598,497
Other Assets	260,368	201,097
Total Assets	$ 3,136,274	$ 2,532,723

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

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At March 31, 2001, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $34.8 million; for North Shore Gas the total was $20.2 million; and for the Company on a consolidated basis the total deferred was $55.0 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon a comprehensive review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites as well as the likelihood of whether such actions will be necessary. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. In November 1998, the utilities reached a settlement agreement with one of the insurance carriers. The costs deferred at March 31, 2001 have been reduced by the proceeds of the settlement. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at March 31, 2001 have not been reduced to reflect recoveries from other insurance carriers.

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

Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification, and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31.0 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

As of March 31, 2001, Peoples Gas has visually inspected approximately 31,119 premises (including 29,523 small volume customers, primarily residences) and small amounts of mercury were found in 34 of these locations (of which 16 were residences). North Shore Gas has visually inspected approximately 37,598 premises (including 37,219 small volume customers, primarily residences) and small amounts of mercury were found in 26 of these locations (of which 25 were residences).

In each case where mercury contamination is found, Peoples Gas or North Shore Gas will perform appropriate remediation at the premises to eliminate contamination. Based on information available at March 31, 2001, it does not appear that mercury contamination discovered by the utilities has had or will have a significant harmful effect on the public.

The Company has incurred and expects to continue to incur costs for inspection and remediation and other costs related to the program. The Company charged $16.1 million (of which Peoples Gas and North Shore Gas charged $8.0 million and $8.1 million, respectively) to operating expense in the fourth quarter of fiscal year 2000, including the accrual recorded in accounts payable of $15.0 million (of which Peoples Gas and North Shore Gas recorded $7.0 million and $8.0 million, respectively) to account for the estimated remaining costs related to the program. Actual costs incurred as of March 31, 2001 for Peoples Gas and North Shore Gas were $2.5 million and $2.8 million, respectively. As of March 31, 2001 neither the Company nor the utilities have been named as a defendant in any lawsuit. The Company intends to vigorously pursue the recovery of mercury-related costs from insurance.

4. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income. Comprehensive income is the total of net income and all other nonowner changes in equity (Other Comprehensive Income). Comprehensive income includes net income, the effect of the additional pension liability not yet recognized as net periodic pension cost, and unrealized gains and losses from derivative instruments that qualify as cash flow hedges per SFAS No. 133. The Company and Peoples Gas have reported accumulated other comprehensive income in their respective Consolidated Balance Sheets

Comprehensive income for the Company for the three and six months ended March 31, 2001 and 2000 is as follows:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
(In Thousands)
Net income	$ 62,491	$ 57,428	$ 98,848	$ 86,999

Other comprehensive income
Unrealized gain (loss) on cash flow hedges	806	-	(49,803)	-
Income tax (expense)/benefit	(320)	-	19,755	-
Other comprehensive income, net of tax	486	-	(30,048)	-

Total comprehensive income	$ 62,977	$ 57,428	$ 68,800	$ 86,999

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

Summary

Net income for the three months ended March 31, 2001 increased to $62.5 million, compared to $57.4 million in the year ago period. The $5.1 million increase ($9.4 million before taxes) was mainly the result of increased gas delivery volumes due to weather that was 19 percent colder than the same period last year and increased earnings from diversified businesses. In addition to the positive impact from weather ($11.7 million), gas distribution segment income also benefited from lower depreciation expense ($3.6 million) and the effects of pension benefit accounting ($7.6 million). Earnings for the quarter were negatively impacted by an increase in the utilities provision for uncollectible accounts ($8.3 million) due to higher revenues resulting from unusually cold weather and significantly higher natural gas prices. (See Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to increased gas prices and related impact on bad debt reserves.) Increased earnings from the power generation ($5.0 million), retail energy services ($2.3 million) and oil and gas production ($1.1 million) segments were partially offset by a decrease in earnings from the midstream services segment ($798,000). The current period also included higher financing costs due to increased short-term borrowings by the utilities ($1.9 million) and interest on the Company's long-term notes issued in July 2000 and January 2001 ($6.2 million).

Net income for the six months ended March 31, 2001 increased to $98.8 million, compared to $87.0 million in the year ago period. The $11.8 million increase ($19.5 million before taxes) was mainly a result of increased gas delivery volumes due to weather that was 23 percent colder than the same period last year. The gas distribution segment earnings benefited from the effects of pension benefit accounting ($11.6 million) and lower depreciation expense ($6.8 million). These effects were offset, in part, by an increase in the utilities provision for uncollectible accounts ($12.9 million) due to unseasonably cold weather and significantly higher natural gas prices. All diversified business segments produced earnings growth for the six-month period.

A summary of variations affecting income between years is presented below, followed by explanations of significant differences by segment.

	Three Months Ended
	March 31,		Increase /
	2001	2000	(Decrease)	Percent
(In Thousands, Except Percents)
Operating Income and Equity Investment Income:
Gas Distribution	$ 101,609	$ 98,890	$ 2,719	2.75
Power Generation	5,610	572	5,038	880.77
Midstream Services	5,047	5,845	(798)	(13.65)
Retail Energy Services	2,248	(58)	2,306	3,975.86
Oil and Gas Production	2,790	1,712	1,078	62.97
Other	(106)	(297)	191	64.31
Corporate and Adjustments	(3,822)	(2,438)	(1,384)	(56.77)
Total Operating Income and Equity Investment Income	113,376	104,226	9,150	8.78
Other Income and (Deductions)	6,314	901	5,413	600.78
Interest Expense	18,900	13,739	5,161	37.56
Income Taxes	38,299	33,960	4,339	12.78
Net Income	$ 62,491	$ 57,428	$ 5,063	8.82

	Six Months Ended
	March 31,		Increase /
	2001	2000	(Decrease)	Percent
(In Thousands, Except Percents)
Operating Income and Equity Investment Income:
Gas Distribution	$ 179,976	$ 156,306	$ 23,670	15.14
Power Generation	6,004	3,884	2,120	54.58
Midstream Services	10,592	8,081	2,511	31.07
Retail Energy Services	259	(1,641)	1,900	115.78
Oil and Gas Production	6,591	2,689	3,902	145.11
Other	(232)	(421)	189	44.89
Corporate and Adjustments	(14,386)	(6,920)	(7,466)	(107.89)
Total Operating Income and Equity Investment Income	188,804	161,978	26,826	16.56
Other Income and (Deductions)	5,305	1,543	3,762	243.81
Interest Expense	36,197	25,078	11,119	44.34
Income Taxes	59,030	51,444	7,586	14.75
Income before Cumulative Effect of Change
in Accounting Principle	98,882	86,999	11,883	13.66
Cumulative Effect of Accounting Change, net of tax	(34)	-	(34)	(100.00)
Net Income	$ 98,848	$ 86,999	$ 11,849	13.62

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

Gross revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. In general, the unit cost of gas does not have a significant direct effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, unusually higher natural gas costs that continue for an extended period of time could adversely affect the accrual for the provision for uncollectible accounts and interest expense.

Operating revenues for the Company increased $467.4 million to $902.0 million and $720.7 million to $1.49 billion for the three- and six-month periods, respectively. The increases were due mainly to higher unit prices of gas ($424.5 million and $607.0 million) and to weather that was 19 percent and 23 percent colder than the prior periods. Increases in revenues are not necessarily indicative of operating results. Operating income increased $2.7 million to $101.6 million and $23.7 million to $180.0 million for the three- and six-month periods, respectively. The increase was due mainly to the colder weather ($11.7 million and $27.8 million), pension accounting benefits ($7.6 million and $ 11.6 million), lower depreciation expense ($3.6 million and $ 6.8 million) and the reduced use of external labor ($1.7 million and $1.6 million). However, operating income was negatively affected by reduced normalized gas deliveries primarily from customer conservation resulting from higher natural gas costs ($13.7 million and $14.5 million) and an increase in the provision for uncollectible accounts ($8.3 million and $ 12.9 million). (See Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to increased gas prices and related impact on bad debt reserves.)

Operating revenues for Peoples Gas for the three- and six-month periods increased by $399.8 million to $765.8 million and $615.3 million to $1.27 billion, respectively, primarily due to record level gas prices ($357.3 million and $509.2 million) and weather that was 19 percent and 23 percent colder than the prior year, respectively. Increases in revenues are not necessarily indicative of operating results. Operating income increased by $8.9 million to $88.8 million and $32.5 million to $159.1 million for the three- and six-month periods, respectively. The increase was mainly due to colder weather ($16.4 million and $ 34.6 million), positive effects of pension benefit accounting ($7.4 million and $ 11.2 million) and reduced depreciation expense ($3.0 million and $ 5.6 million). However, net operating income was negatively affected by an increase in the provision for uncollectible accounts ($8.0 million and $12.3 million) (see Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to increased gas prices and related impact on bad debt reserves) and by reduced normalized gas deliveries primarily from customer conservation resulting from higher natural gas costs ($12.0 million and $12.6 million).

Operating revenues for North Shore Gas for the three- and six-month periods increased by $75.0 million to $136.2 million and $115.5 million to $224.0 million, respectively, primarily due to record level gas prices ($67.2 million and $97.8 million) and weather that was 19 percent and 23 percent colder than the prior period, respectively. Increases in revenues are not necessarily indicative of operating results. Operating income increased by $1.2 million to $13.6 million and $3.7 million to $24.4 million for the three- and six-month periods, respectively, due to colder weather ($2.8 million and $ 5.7 million), positive effects of pension benefit accounting ($204,000 and $ 429,000), and reduced depreciation expense ($634,000 and $ 1.2 million). However, net operating income was negatively affected by an increase in the provision for uncollectible accounts ($374,000 and $577,000) (see Liquidity and Capital Resources - "Balance Sheet Variations" for discussion of increased accounts receivables due to increased gas prices and related impact on bad debt reserves) and by reduced normalized gas deliveries primarily from customer conservation resulting from higher natural gas costs ($1.6 million and $1.8 million).

The Company's objectives for the Gas Distribution segment center on continuous improvement, technological advancements, safety and customer service. Operating revenues are expected to increase from the prior year due to colder weather and increased gas prices. Segment operating income for fiscal 2001 is expected to improve due to the colder weather, reduced operation and maintenance expense and lower depreciation expense, partially offset by reduced normalized consumption and increased uncollectible expense due to colder weather and higher gas prices.

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

Revenue recognition for these peaking facilities is based on contract provisions which assign higher value to summer capacity. Additionally, current quarter results reflect a restructuring of existing contracts, therefore quarterly results are not indicative of total year results.

Operating income and equity investment income for the three- and six-month periods was $5.6 million and $6.0 million, respectively, representing increases of $5.0 million and $2.1 million from the year ago periods. These results are primarily due to a gain on the liquidation of financial hedges associated with Elwood's gas supply requirements ($4.0 million and $4.0 million) and increased capacity payments during the second quarter ($2.3 million). These increases were offset, in part, by higher gas costs during both periods ($700,000 and $1.7 million). Effective March 1, 2001, the power sales contracts on the Phase I Elwood units were restructured to essentially eliminate Elwood's fuel price risk.

In addition to further expansion of the Elwood facility, which is permitted for 3,850 megawatts in generating capacity, including 2,500 megawatts for combined-cycle power development, the Company is pursuing other power generation opportunities. It will jointly develop and operate, with Exelon Corporation, a 350-megawatt natural gas-fired "peaker" electric plant on Chicago's southeast side. The plant will provide reliable electricity to the city in times of high electric demand. It is targeted to begin operations in late spring 2002.

The Company expects fiscal 2001 equity investment income to increase due to operational commencement of the 750-megawatt expansion of the Elwood facility partially offset by increased partnership interest expense resulting from a project financing of the entire facility. Closing on the project financing is expected to occur in the fourth quarter of fiscal 2001.

Midstream Services Segment

The Company is engaged in wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates, through Peoples Energy Resources Corp. (PERC), a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron North America, Inc. ("Enron") are equal partners in enovate, L.L.C. ("enovate"), which is expanding the Peoples Gas hub by offering additional hub services and peaking services, developing new products and pursuing strategic asset acquisitions. PERC is also an equal partner in Whitecap Energy System (Whitecap) with ANR Pipeline Company, a subsidiary of the El Paso Corporation. Whitecap is a proposed pipeline designed to deliver natural gas to new and existing power plants in Indiana, Illinois and Wisconsin and to serve growth markets in existing gas utility systems.

Operating revenues for the three- and six-month periods increased $9.0 million to $47.6 million and $9.5 million to $87.9 million. Success in this segment is dependent upon capturing margin in a volatile wholesale market. The size of this margin can vary daily and is small in relation to the market value of the commodity. Therefore, revenue statistics are not necessarily a good indicator of results. Operating income and equity investment income for the three months ended decreased $798,000 to $5.0 million. Operating income and equity investment income for the six-month period increased $2.5 million to $10.6 million. Both periods were positively impacted by the results from the enovate partnership with Enron ($4.8 million and $6.2 million), partially offset by lower operating income from hub ($2.2 million and $1.7 million) and peaking ($12,000 and $564,000) activities. Wholesale activities benefited in the prior period from a nonrecurring pipeline construction project ($1.5 million).

The Company's objective is to become the primary player in the Midwest energy market, developing additional hub services such as storage, transportation and title tracking while pursuing an exchange-traded Chicago contract. The enovate partnership is anticipated to grow through development of new products and services, development of wholesale business for the Chicago niche marketplace and identification of asset based projects in the Chicago area that have a clear strategic fit. The Company expects operating income and equity investment income in fiscal 2001 to increase by at least 10 percent over the prior year.

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

For the three-and six-month periods, operating revenues increased $69.0 million to $115.5 million and $115.4 million to $196.7 million, respectively, due to increased gas sales resulting from higher gas prices and from the start-up of electricity sales. Operating income for the second quarter grew to $2.2 million, an increase of $2.3 million over the year ago period. Fiscal year-to-date results reflect an increase of $1.9 million over the prior period loss of $1.6 million. The current periods benefited from increased gas and electric margins, partially offset by higher operating expenses related to growth. Both current periods also benefited from a one-time change in inventory accounting methods ($1.5 million).

The Company intends to develop proprietary products as it participates in the electric and gas unbundling process and will continue to build the necessary infrastructure to support its growth. As a result of growing customer base and volumes, margin enhancement and cost management initiatives, the Company expects that the fiscal year results for this segment will show a smaller loss than last year.

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an investment in EnerVest Energy, L.P. (EnerVest) which acquires, develops and manages a portfolio of U.S. and Canadian oil and gas producing properties. The Company's focus is on natural gas, with growth coming from low risk drilling opportunities and the acquisition of proved reserves with upside potential which can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits are computed based on units of production.

Operating revenues for the three- and-six month periods increased $4.5 million to $10.8 million and $9.7 million to $20.4 million, respectively, due primarily to the impact of new reserve acquisitions subsequent to the year ago periods, positive results from drilling programs and higher sales prices on production volumes. Operating income and equity investment income for the three months ended increased $1.1 million to $2.8 million due to the higher revenue from production sales offset, in part, by higher operating expenses ($1.2 million) and increased depletion expense ($820,000). Equity investment income for the quarter is down due to unexpected operating costs for the recompletion of certain wells and lower production as a result of drilling delays. Operating income and equity investment income for the six months ended increased $3.9 million to $6.6 million due to higher revenues from production sales and positive results from the EnerVest partnership ($1.4 million). Partially offsetting these gains were higher operating expenses ($2.3 million) and increased depletion expenses ($3.2 million).

The Company's objective is to become a top-fifty owner of natural gas reserves. Existing oil and gas properties will be developed through drilling and operational enhancements. The Company will continue to hedge a substantial portion of its production in order to mitigate price risk and will pursue oil and gas reserve acquisitions that are consistent with its growth strategy.

On April 26, 2001, the Company acquired interests in South Texas properties consisting of approximately 11,500 gross acres (8,900 net) of developed and undeveloped oil and gas leasehold, which will be operated by Peoples Energy Production, the Company's oil and gas production subsidiary. The acquired reserves, 91 percent of which are natural gas, were purchased for about $120.0 million. The transaction increases the Company's total proved reserves to approximately 130 billion cubic feet of gas equivalent, with current net production capability of approximately 55 million cubic feet of gas equivalent per day. The Company is responsible for the operation of 32 producing wells.

Operating income in fiscal 2001 is expected to increase due to full year impacts of reserves acquired in 2000, development drilling and the impact of the South Texas acquisition.

Other Segment

The Company is involved in other activities such as district heating and cooling and the development of fueling stations for natural gas vehicles. The Company has invested in Enertech Capital Partners II, L.P., a venture capital fund specializing in energy-related and telecommunication entities, providing the opportunity for attractive financial returns along with information regarding new technology developments. These and certain business development activities do not fall under the above segments and are reported in the Other segment. Results for the three- and six-month periods were virtually unchanged from the prior year periods.

Corporate and Adjustments

This category encompasses corporate activities that support the six segments, as well as consolidating adjustments.

The $1.4 million and $7.5 million decreases in operating income for the three- and six-month periods, respectively, is mainly due to increased operating expenses. The six-month period reflects the mark-to-market pricing of unrealized liabilities for stock appreciation rights granted to certain employees under the Company's long-term incentive compensation plans ($4.6 million). Comparison of results for the three- and six-month periods reflect prior period costs related to the corporate branding campaign ($968,000 and $2.5 million).

Other Income and Deductions

Other income and deductions for the three- and six-month periods increased by $5.4 million to $6.3 million and $3.8 million to $5.3 million, respectively. The increases are mainly a result of interest income associated with advances to Elwood Energy ($1.9 million and $3.2 million), interest income from a note receivable originating from the cancellation of equipment purchases associated with the development of the Company's Calumet site ($1.7 million and $1.7 million) and the benefit from an interest rate swap ($1.5 million and $1.5 million). Partially offsetting the effects in the fiscal year-to-date period was a loss on the disposition of equipment associated with development of the Company's Calumet site ($2.8 million).

Other income and deductions for Peoples Gas increased $307,000 to $857,000 for the three-month period. These variations are primarily a result of increases in imputed interest on amounts recoverable from customers ($676,000). Offsetting this effect in part was the prior period's recognition of the allowance for other funds used during construction ($434,000) and a prior period gain on the disposition of property ($114,000). A decrease was reflected in the fiscal year-to-date period of $79,000 to $1.2 million. The decrease was due primarily to the prior period's recognition of the allowance for other funds used during construction ($1.1 million) and a prior period gain on disposition of property ($114,000) offset, in part, by an increase in imputed interest on amounts recoverable from customers ($986,000).

Other income and deductions for North Shore Gas increased $69,000 to $117,000 and $122,000 to $211,000, for the three- and six-month periods, respectively, due primarily to imputed interest on amounts recoverable from customers ($125,000 and $184,000) partially offset by miscellaneous interest revenues ($64,000 and $66,000).

Interest Expense

For purposes of the following discussion, long-term obligations refer to instruments with maturity dates over one year, including obligations classified as short-term debt in the balance sheet due to tender provisions.

For the three- and six-month periods, interest expense for the Company increased $5.2 million to $18.9 million and $11.1 million to $36.2 million, respectively. Short-term interest expense in both periods increased primarily due to increased working capital needs of the utilities ($3.5 million and $5.4 million) partially offset in the quarter by a decrease in Peoples Energy's corporate short-term interest expense ($1.7 million). Long-term interest expense increased ($6.2 million and $8.0 million) due to the Company's issuances of long-term debt in July 2000 and January 2001. Partially offsetting these effects was lower interest on Peoples Gas' long-term debt due to prior year refinancing ($2.6 million and $3.7 million).

Interest expense for the three- and six-month periods increased $963,000 to $10.2 million and $2.3 million to $20.1 million respectively, for Peoples Gas. The increased interest expense is primarily due to additional working capital required to pay for gas supply in advance of collections from customers ($3.4 million and $5.1 million). Peoples Gas issued $200 million in one-year notes to fund these working capital needs. Interest expense on long-term obligations decreased due to the prior year refinancing.

Interest expense for North Shore Gas for the three- and six-month periods increased $150,000 to $1.5 million and $319,000 to $2.9 million, respectively, due mainly to additional working capital required to pay for gas supply in advance of collections from customers ($140,000 and $289,000).

Income Taxes

For the three and six months ended, income taxes for the Company increased $4.3 million to $38.3 million and $7.6 million to $59.0 million, respectively, due mainly to higher pre-tax income. A partial offset for the fiscal year-to-date period was an increase of $801,000 in Section 29 tax credits associated with production from certain oil and gas production properties.

Income taxes for Peoples Gas increased $3.0 million to $31.6 million and $12.2 million to $55.8 million for the three- and six-month periods, respectively, due primarily to higher pre-tax income. For the three- and six-month periods for North Shore Gas, income taxes increased $431,000 to $4.8 million and $1.3 million to $8.4 million, respectively, due primarily to higher pre-tax income.

Fiscal 2001 Outlook

The Company is raising its earnings per share estimate for fiscal 2001 to range between $3.15 and $3.25, assuming normal weather for the remaining six months of the year, planned utility operations and partial year impacts of the South Texas oil and gas property acquisition announced in late April. The financial target for the gas distribution segment is to achieve a 13 percent return on common equity. The target for the diversified business segments is to achieve between 16 percent and 20 percent of the Company's total earnings from such segments, based on an Earnings Before Income Taxes (EBIT) range of $45.0 million to $55.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company, Peoples Gas and North Shore Gas for the six months ended March 31, 2001 and 2000:

	The Company		Peoples Gas		North Shore Gas
(In Thousands)	2001	2000	2001	2000	2001	2000
Net cash provided by (used in) operations	($22,602)	$72,849	($2,922)	$84,351	$11,080	$16,221
Net cash provided by (used in) investing activities	($100,534)	($140,548)	($38,434)	($47,088)	($4,786)	$2,362
Net cash provided by (used in) financing activities	$152,544	$83,991	$69,114	($37,794)	($4,981)	($7,795)

See the consolidated statement of cash flows and the discussion of major balance sheet fluctuations for more detail.

Balance Sheet Variations

In addition to a comparison of the March 31, 2001 balance sheet to the prior fiscal year ended balance sheet, the Company, Peoples Gas and North Shore Gas have included the comparable March 31, 2000 balance sheet. Many of the fluctuations between the current quarter and the prior fiscal year end are due to weather seasonality and volatility in natural gas prices.

The Company's total assets at March 31, 2001 increased $634.4 million, or 25 percent, from September 30, 2000. The increase was primarily due to a $523.7 million increase in utility customer accounts receivable resulting from historically high gas prices and an increase of $76.6 million in advances to Elwood Energy for expansion of the peaking facility. These effects were partially offset by a $62.7 million reduction in gas in storage and a $20.5 million reduction in gas costs recoverable through rate adjustments.

The utility accounts receivable balances at March 31, 2001 increased $434.7 million to $651.1 million as compared to March 31, 2000 primarily due to the higher unit cost of natural gas and the effects of colder weather.

Peoples Gas and North Shore Gas implemented several payment programs including short-term payment arrangements and more flexible budget plans. Additionally, the Company has pledged up to $2.0 million dollars to assist eligible low income customers. At March 31, 2001 $180.0 million of the utility accounts receivable balances represented amounts owed by customers who were either enrolled in budget plans or had called to establish short-term payment arrangements. Timing of cash receipts will be affected by increased use of these plans. The utilities are vigorously pursuing collection of past-due accounts, and have prioritized its efforts in terms of payment history, arrearage aging and bill size. The utilities' bad debt reserves at March 31, 2001 totaled $43.9 million, an increase of $16.2 million from the March 31, 2000 balances. The Company believes the reserves will be adequate to absorb anticipated increased bad debt write-offs. However, it is closely monitoring the aging of receivables and will make adjustments to the reserves if warranted.

The Company's current liabilities rose at March 31, 2001 by $261.4 million from September 30, 2000. The change was mostly a result of a temporary LIFO liquidation credit ($184.4 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end. Also affecting the change were increases in accrued taxes ($112.3 million) and accounts payable ($108.5 million) due to higher gas costs offset, in part, by a decrease in short-term debt ($137.8 million).

Variations in the Company's deferred credits and other liabilities and accumulated other comprehensive income are due to the adoption of SFAS No. 133, (See Note 1 of the Notes to Consolidated Financial Statements.)

Total assets of Peoples Gas at March 31, 2001 increased $455.8 million, or 25 percent, from September 30, 2000 primarily due to higher customer accounts receivable ($460.2 million) and prepaid pension costs ($24.7 million). These increases were partially offset by a decrease in gas in storage ($55.1 million) due to increased demand during colder weather periods and decreased gas costs recoverable ($17.2 million) resulting from higher gas charges and increased volumes due to colder weather. Current liabilities increased $402.1 million due to increased accrued taxes ($101.1 million) and to a higher level of accounts payable ($50.7 million) resulting from higher gas costs. The short-term debt was $88.2 million higher to supplement working capital needs. The estimated LIFO liquidation credit ($153.3 million) anticipates the replenishment of the lower cost LIFO price layer by fiscal year end. The LIFO adjustment was also greater than in the comparable fiscal year period because of additional withdrawals due to colder weather and higher gas prices.

The accounts receivable at March 31, 2001 for Peoples Gas increased $382.3 million to $574.2 million as compared to March 31, 2000 primarily due to the higher unit cost of natural gas and the effects of colder weather. The bad debt reserve at March 31, 2001 totaled $42.1 million, an increase of $15.5 million from the March 31, 2000 balance. The average gas charge for the current six-month period was 80.65 cents per therm versus 33.18 cents per therm for the prior year period.

Total assets of North Shore Gas at March 31, 2001 increased $56.6 million, or 21 percent, from September 30, 2000 primarily due to higher customer accounts receivable ($63.5 million) offset, in part, by decreased gas in storage ($6.7 million) due to increased demand during colder weather periods. Current liabilities increased $49.9 million due to increases in accrued taxes ($10.1 million) and accounts payable ($6.7 million) due to higher gas costs. The estimated LIFO liquidation credit ($31.2 million) anticipates the replenishment of the lower cost LIFO price layer by fiscal year end. The LIFO adjustment was also greater than in the comparable fiscal year period because of additional withdrawals due to colder weather and higher gas prices.

The accounts receivable at March 31, 2001 for North Shore increased $52.3 million to $76.9 million as compared to March 31, 2000 primarily due to the higher unit cost of natural gas and the effects of colder weather. The bad debt reserve at March 31, 2001 totaled $1.8 million, an increase of $700,000 from the March 31, 2000 balance. The average gas charge for the current six-month period was 80.52 cents per therm versus 34.03 cents per therm for the prior year period.

Financial Sources

In the first quarter, Peoples Gas issued short-term debt of $200 million to supplement working capital needs and replace maturing short-term obligations. The Company, as of March 31, 2001 has lines of credit of $305.0 millionand had unused credit available from banks of $277.0 million. Peoples Gas had $190.0 million of available credit facilities of which $24.0 million was available to North Shore Gas. At March 31, 2001 Peoples Gas had unused credit available from banks of $162.0 million and North Shore Gas had unused credit available from banks of $24.0.

In January 2001, the Company issued $325.0 million 6.9% Notes, due January 15, 2011. In March 2001, the Company commenced an exchange offering for all of its outstanding 6.9% Notes due January 15, 2011, for an equal amount of 6.9% Notes due January 15, 2011, Series A.

Financial Uses

Capital Spending. In the six-month period, the Company spent $56.1 million on property, plant and equipment, including partnership investments of $6.5 million. Peoples Gas and North Shore Gas, which make up the Gas Distribution segment, spent $39.1 million, and $4.8 million, respectively on property, plant and equipment in the same period. The remaining $12.2 million was spent by the diversified business segments as follows: Power Generation $1.4 million; Midstream Services $1.9 million; Oil and Gas Production $6.4 million and Corporate and Other $2.5 million.

Dividends. On February 7, 2001, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 51 cents per share from the 50 cents per share previously in effect. The annualized dividend rate now amounts to $2.04 per share.

Contingencies

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

Investments by the Company's diversified businesses are subject to a thorough analysis of related market risk and an acceptable plan for each investment formulated to manage this risk. After a risk management program for the investment is approved, both the operating unit's and the Company's senior management are kept apprised of any remaining market risk through daily MTM reports and established notification policies.

The Company has working interests in natural gas and crude oil producing properties. Using swaps and options, approximately 80 percent of the production estimated as of March 31, 2001 for the next twelve months is hedged, thereby removing market risk on that portion of the production. Price movements in natural gas and crude oil swaps and futures are highly correlated to any price changes in the underlying physical commodities. Therefore, a loss in the market value of the hedged commodity should be substantially offset by an equal gain in value resulting from the financial transaction. Sensitivity analyses are used to estimate the Company's price exposure to the market risk of its physical natural gas and oil reserves and related financial instruments used to mitigate the price exposure. As of March 31, 2001, the sensitivity analysis for oil and gas producing properties demonstrated an instantaneous 10 percent adverse movement in the NYMEX forward curve for natural gas and oil would have reduced future EBIT by approximately $13.0 million for all proved reserves.

The Company sells fixed price and variable priced products as part of its retail energy services businesses. Risk is reduced through the use of fixed price supplier contracts that hedge the expected price for monthly volume of customer usage. Variations in monthly usage from expected can expose the Company to additional price risk. Risk management trading and optimization of storage assets are utilized to mitigate this intramonth risk. As of March 31, 2001, exposure from these activities was not material. As of March 31, 2001 the retail energy services segment had no open notional financial positions.

The Elwood partnership owns a natural gas-fired electric generating peaking facility. Elwood has agreed to sell all of the facility's current generation capacity and energy produced at fixed demand and commodity charges under multi-year contracts. The power sales contracts with the customers were renegotiated March 1, 2001 to essentially eliminate fuel price risk. Therefore, Elwood has no price risk for fuel purchases or power sales during the term of these contracts.

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

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. The Company currently has outstanding a mix of $502.0 million in variable rate bonds and notes (taxable and tax-exempt) and $28.4 million in other short-term borrowings. Assuming interest rates are 10 percent higher than the rates reported at the end of March 31, 2001, the Company's annualized interest expense would increase by approximately $2.4 million before considering the effect of income taxes.

Included in the Company's variable rate debt are its $100.0 million Notes due August 1, 2002. The Company's interest rate risk has been further reduced due to an interest rate swap effective February 1, 2001, to fix the rate for $75.0 million of the $100.0 million at 6.8 percent.

Labor Negotiations. Peoples Gas has been negotiating with Gas Workers Union local 18007, which represents approximately 1,040 Peoples Gas field employees. The existing contract, as extended, was to expire at 12:01 a.m. May 12, 2001. On May 10, 2001, the union informed Peoples Gas that union members had rejected Peoples Gas' contract offer and authorized a strike. On May 11, Peoples Gas revised certain terms of the contract offer. As a result, the union has agreed to a one week extension of the existing contract so that the union members can vote on May 17, 2001 with respect to the amended contract offer. Management cannot predict whether the amended contract offer will be approved. However, Peoples Gas has contingency plans that will allow it to continue to provide safe and reliable service during any union work stoppage.

OPERATING STATISTICS

The following table represents gross margin components and delivery statistics for the Company:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
Operating Revenues (In Thousands):
Gas Distribution Sales
Residential
Heating	$ 696,501	$ 309,214	$ 1,147,736	$ 552,897
Non-heating	21,075	14,099	37,463	26,222
Commercial	105,612	50,064	174,004	84,151
Industrial	21,349	10,016	34,925	16,815
	844,537	383,393	1,394,128	680,085

Gas Distribution Transportation
Residential	13,462	12,554	24,367	22,775
Commercial	18,693	16,691	33,529	29,644
Industrial	7,996	8,132	15,043	15,023
Contract Pooling	12,544	3,161	16,094	4,575

	52,695	40,538	89,033	72,017

Other Gas Distribution Revenues	4,804	10,680	6,840	17,168

Total Gas Distribution Revenues	902,036	434,611	1,490,001	769,270

Diversified Segment Revenues	171,753	90,637	300,770	167,876

Total Operating Revenues	1,073,789	525,248	1,790,771	937,146
Less - Cost of Energy Sold	796,980	278,333	1,285,616	506,373

Gross Margin	$ 276,809	$ 246,915	$ 505,155	$ 430,773

Gas Distribution Deliveries (MDth):
Gas Sales
Residential
Heating	56,523	52,392	102,847	88,773
Non-heating	1,175	1,298	2,185	2,203
Commercial	8,781	8,976	16,009	14,300
Industrial	1,829	2,034	3,293	3,257
	68,308	64,700	124,334	108,533

Transportation
Residential	10,577	9,897	18,940	17,334
Commercial	17,476	16,603	31,728	28,097
Industrial	9,777	11,382	18,698	20,882
	37,830	37,882	69,366	66,313

Total Gas Distribution Deliveries	106,138	102,582	193,700	174,846

The following table represents gross margin components and delivery statistics for Peoples Gas:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
Operating Revenues (In Thousands):
Gas Sales
Residential
Heating	$ 588,733	$ 261,982	$ 970,037	$ 468,427
Non-heating	20,437	13,754	36,365	25,574
Commercial	86,573	42,108	143,465	70,807
Industrial	17,155	8,116	28,103	13,831
	712,898	325,960	1,177,970	578,639

Transportation
Residential	13,035	12,108	23,552	21,950
Commercial	16,895	14,796	30,200	26,151
Industrial	7,091	7,166	13,234	13,097
Contract Pooling	11,487	2,863	14,730	4,162

	48,508	36,933	81,716	65,360

Diversified Segment Revenues	1,100	3,406	3,191	5,506

Other	4,382	3,094	8,403	6,426

Total Operating Revenues	766,888	369,393	1,271,280	655,931
Less - Gas Costs	535,074	173,306	847,912	306,441

Gross Margin	$ 231,814	$ 196,087	$ 423,368	$ 349,490

Deliveries (MDth):
Gas Sales
Residential
Heating	47,166	43,870	85,847	74,266
Non-heating	1,125	1,251	2,094	2,121
Commercial	7,076	7,437	12,999	11,852
Industrial	1,447	1,637	2,596	2,663
	56,814	54,195	103,536	90,902

Transportation
Residential	10,277	9,594	18,392	16,812
Commercial	15,611	14,566	28,342	24,390
Industrial	8,334	9,795	15,820	17,722
	34,222	33,955	62,554	58,924

Total Deliveries	91,036	88,150	166,090	149,826

The following table represents gross margin components and delivery statistics for North Shore Gas:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
Operating Revenues (In Thousands):
Gas Sales
Residential
Heating	$ 107,768	$ 47,232	$ 177,699	$ 84,471
Non-heating	638	345	1,098	648
Commercial	19,039	7,956	30,539	13,344
Industrial	4,194	1,900	6,822	2,984
	131,639	57,433	216,158	101,447

Transportation
Residential	427	446	815	825
Commercial	1,798	1,894	3,329	3,493
Industrial	905	966	1,809	1,926
Contract Pooling	1,057	299	1,364	413

	4,187	3,605	7,317	6,657

Other	421	186	551	381

Total Operating Revenues	136,247	61,224	224,026	108,485
Less - Gas Costs	106,559	34,431	168,975	60,692

Gross Margin	$ 29,688	$ 26,793	$ 55,051	$ 47,793

Deliveries (MDth):
Gas Sales
Residential
Heating	9,357	8,522	17,000	14,507
Non-heating	50	47	91	82
Commercial	1,705	1,539	3,010	2,448
Industrial	382	397	697	594
	11,494	10,505	20,798	17,631

Transportation
Residential	300	303	548	522
Commercial	1,865	2,037	3,386	3,707
Industrial	1,443	1,587	2,878	3,160
	3,608	3,927	6,812	7,389

Total Deliveries	15,102	14,432	27,610	25,020

The following table represents operating statistics for the Oil and Gas Production segment:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000

Average daily production:
Gas (mmcfd)	28.3	28.3	29.2	22.5
Oil (bod)	992	410	1,049	409
Gas equivalent (mmcfe)	34.3	31.0	35.5	24.9

Average daily hedged volumes:
Gas (mmcfd)	22.8	21.2	24.2	15.4
Oil (bod)	533	286	570	317

Percentage hedged:
Gas	80%	75%	83%	69%
Oil	54%	70%	54%	78%

Average hedge price:
Gas ($/mcf)	$ 2.40	$ 2.32	$ 2.44	$ 2.31
Oil ($/bbl)	$ 20.31	$ 15.70	$ 21.31	$ 16.10

Net realized price:
Gas ($/mcf)	$ 3.38	$ 2.34	$ 2.95	$ 2.29
Oil ($/bbl)	$ 23.89	$ 20.20	$ 24.47	$ 17.21
Equivalent ($/mcfe)	$ 3.49	$ 2.42	$ 3.15	$ 2.35

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
  drilling risks and the inherent uncertainty of gas and oil reserve estimates; and
  adverse effects, if any, of a union work stoppage at Peoples Gas.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.
Item 4. Submission of Matters to a Vote of Security Holders

Peoples Energy Corporation:

a.	Peoples Energy held its Annual Meeting of Shareholders on February 23, 2001.

b.	The following matters were voted upon at the Annual Meeting of Shareholders. There were no broker non-votes with respect to any matters voted upon.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: James R. Boris, William J. Brodsky, Pastora San Juan Cafferty, Homer J. Livingston, Jr., Lester H. McKeever, Thomas M. Patrick, Richard E. Terry; Richard P. Toft, and Arthur R. Velasquez. The Inspectors of Election certified the following vote tabulations:

	FOR	WITHHELD
James R. Boris . . . . . . . . . . . . . . .	29,484,893	793,171
William J. Brodsky . . . . . . . . . . .	29,493,648	784,416
Pastora San Juan Cafferty . . . . . .	29,449,873	828,191
Homer J. Livingston, Jr. . . . . . . . .	29,476,526	801,538
Lester H. McKeever . . . . . . . . . .	29,446,763	831,301
Thomas M. Patrick . . . . . . . . . . . .	29,470,830	807,234
Richard E. Terry . . . . . . . . . . . . . .	29,440,022	838,042
Richard P. Toft . . . . . . . . . . . . . . .	29,488,546	789,518
Arthur R. Velasquez . . .. . . . . . . .	29,483,885	794,179

2.

A proposal to ratify the recommendation of the Audit Committee and the appointment by the Board of Directors of Arthur Andersen LLP as the independent public accountants for Peoples Energy and its subsidiaries for the fiscal year ending September 30, 2001. The Inspectors of Election certified the following vote tabulations:

FOR	AGAINST	ABSTAIN
29,717,802	305,874	254,388

The Peoples Gas Light and Coke Company:

a.

On March 29, 2001, the following persons were elected Directors of Peoples Gas and comprise the entire Board of Directors of Peoples Gas: Donald M. Field, James Hinchliff, James M. Luebbers, William E. Morrow, Thomas M. Patrick, and Richard E. Terry.

b.	The following matter was voted upon at the Annual Meeting of Shareholders. There were no broker non-votes with respect to any matters voted upon.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, James M. Luebbers, William E. Morrow, Thomas M. Patrick, and Richard E. Terry. The Secretary of Peoples Gas certified the following vote tabulations:

	FOR	WITHHELD
Donald M. Field . . . . . . . . . . .	24,817,566	0
James Hinchliff . . . . . . . . . . . .	24,817,566	0
James M. Luebbers . . . . . . . . .	24,817,566	0
William E. Morrow . . . . . . . . .	24,817,566	0
Thomas M. Patrick . . . . . . . . .	24,817,566	0
Richard E. Terry . . . . . . . . . . .	24,817,566	0

North Shore Gas Company:

a.

On March 29, 2001, the following persons were elected Directors of North Shore Gas and comprise the entire Board of Directors of North Shore Gas: Donald M. Field, James Hinchliff, James M. Luebbers, William E. Morrow, Thomas M. Patrick, and Richard E. Terry.

b.	The following matter was voted upon at the Annual Meeting of Shareholders. There were no broker non-votes with respect to any matters voted upon.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, James M. Luebbers, William E. Morrow, Thomas M. Patrick, and Richard E. Terry. The Secretary of North Shore Gas certified the following vote tabulations:

	FOR	WITHHELD
Donald M. Field . . . . . . . . . . .	3,625,887	0
James Hinchliff . . . . . . . . . . . .	3,625,887	0
James M. Luebbers . . . . . . . . .	3,625,887	0
William E. Morrow . . . . . . . . .	3,625,887	0
Thomas M. Patrick . . . . . . . . .	3,625,887	0
Richard E. Terry . . . . . . . . . . .	3,625,887	0

Item 5. Other Information

None.
Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant dated February 22, 2001

3(b)	By-Laws of the Registrant, as amended, dated February 22, 2001

4 (a)	Indenture, dated as of January 18, 2001, from Peoples Energy to Bank One Trust Company National Association.

b. Reports on Form 8-K filed during the quarter ended March 31, 2001

Date of Report - January 8, 2001
Item 5 - Other Events
Item 7. Financial Statements and Exhibits
Forward Looking Financial Information - Security Analysts Presentation

Date of Report - January 8, 2001
Item 9 - Regulation FD Disclosure
Security Analysts Presentation

Date of Report - January 26, 2001
Item 9 - Regulation FD Disclosure
Preliminary Financial Results

Date of Report - January 26, 2001
Item 9 - Regulation FD Disclosure
Script of Analyst Conference Call

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended March 31, 2001

None.

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

None

b. Reports on Form 8-K filed during the quarter ended March 31, 2001

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

May 14, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Vice President, Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

May 14, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Vice President, Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

May 14, 2001	By: /s/ J. M. LUEBBERS
(Date)	J. M. Luebbers
Vice President, Chief Financial Officer and Controller

(Same as above)
Principal Accounting Officer