Form 10-Q
period 2002-06-30
PEOPLES ENERGY CORP; NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO
filed 2002-08-08
CIK 77385, 110101, 77388

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (July 31, 2002):

Peoples Energy Corporation	Common Stock, No par value, 35,459,006 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, No par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, No par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Part I - Financial Information

Item I. Financial Statements

The condensed, unaudited financial statements of Peoples Energy Corporation (the Company), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas.

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's, Peoples Gas' and North Shore Gas' Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Additionally, in the first quarter of fiscal 2002, the Company elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. Refer to the Company's Report on Form 8-K filed January 29, 2002 for prior years' restatements. (See Note 1 of the Notes to Consolidated Financial Statements.)

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

The information furnished reflects, in the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial condition for the interim periods presented.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
		Restated		Restated
		(See Note 1)		(See Note 1)
(In Thousands, Except Per-Share Amounts)
Revenues	$ 347,149	$ 318,501	$ 1,247,532	$ 2,109,272

Operating Expenses:
Cost of energy sold	199,244	183,892	662,374	1,469,508
Operation and maintenance	83,617	59,639	221,665	205,405
Depreciation, depletion and amortization	24,393	24,064	73,691	67,832
Taxes, other than income taxes	30,638	27,977	116,602	172,907
Total Operating Expenses	337,892	295,572	1,074,332	1,915,652

Operating Income	9,257	22,929	173,200	193,620

Equity Investment Income	2,330	10,890	(1,756)	26,694

Total Operating Income
and Equity Investment Income	11,587	33,819	171,444	220,314

Other Income	1,289	4,728	6,677	12,936

Other Deductions	-	2,907	2	5,810

Interest Expense	13,585	18,114	43,531	54,311

Earnings Before Income Taxes	(709)	17,526	134,588	173,129

Income Taxes	(2,045)	4,987	47,237	63,194

Income Before Cumulative Effect
of Change in Accounting Principle	1,336	12,539	87,351	109,935

Cumulative Effect of Accounting Change,
net of tax	-	-	-	(34)

Net Income	$ 1,336	$ 12,539	$ 87,351	$ 109,901

Average Shares of Common Stock Outstanding
Basic	35,466	35,396	35,452	35,374
Diluted	35,514	35,459	35,498	35,433

Earnings Per Share of Common Stock
Basic	$ 0.04	$ 0.35	$ 2.46	$ 3.11
Diluted	$ 0.04	$ 0.35	$ 2.46	$ 3.10

Dividends Declared Per Share	$ 0.52	$ 0.51	$ 1.55	$ 1.52

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2002	2001	2001
(In Thousands)		Restated	Restated
ASSETS		(See Note 1)	(See Note 1)

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,772,453	$ 2,691,855	$ 2,651,845
Less - Accumulated depreciation, depletion and amortization	1,007,943	949,116	931,814
Net property, plant and equipment	1,764,510	1,742,739	1,720,031
Investment in equity investees	96,075	160,490	141,446
Other investments	26,347	26,020	25,737
Total Capital Investments - Net	1,886,932	1,929,249	1,887,214

CURRENT ASSETS:
Cash and cash equivalents	101,468	73,769	22,799
Temporary investments	14,975	3,325	28,772
Advances to joint venture partnerships	-	147,616	155,946
Receivables -
Customers, net of reserve for uncollectible accounts
of $37,365, $46,644, and $43,798, respectively	246,947	291,038	463,209
Other	30,462	109,975	88,277
Materials and supplies	14,018	14,450	14,017
Gas in storage	42,662	86,504	46,660
Gas costs recoverable through rate adjustments	12,199	6,841	5,188
Regulatory assets of subsidiaries	14,227	3,880	2,452
Prepayments	2,573	2,232	2,582
Total Current Assets	479,531	739,630	829,902

OTHER ASSETS:
Prepaid pension costs	176,563	153,700	168,799
Noncurrent regulatory assets of subsidiaries	133,483	114,382	82,591
Deferred charges	31,865	45,920	31,911
Total Other Assets	341,911	314,002	283,301

Total Assets	$ 2,708,374	$ 2,982,881	$ 3,000,417

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2002	2001	2001
(In Thousands, except shares)		Restated	Restated
CAPITALIZATION AND LIABILITIES		(See Note 1)	(See Note 1)

CAPITALIZATION:
Common Stockholders' Equity:
Common stock, without par value -
Authorized 60,000,000 shares
Outstanding 35,716,261, 35,646,244, and
35,646,244 shares, respectively	$ 300,850	$ 299,327	$ 299,326
Retained earnings	539,100	506,589	537,604
Treasury stock (246,100, 247,300 and 247,300 shares,
respectively at cost)	(6,760)	(6,793)	(6,793)
Accumulated other comprehensive income (loss)	(14,750)	(509)	(5,410)
Total Common Stockholders' Equity	818,440	798,614	824,727

Long-term debt, exclusive of sinking fund payments,
maturities due within one year and long-term maturities
classified as short-term debt	644,020	644,308	744,308
Total Capitalization	1,462,460	1,442,922	1,569,035

CURRENT LIABILITIES:
Short-term debt	302,000	607,454	481,995
Accounts payable	203,335	296,086	257,683
Dividends payable on common stock	18,501	18,171	18,297
Customer deposits	49,198	40,370	30,317
Accrued taxes	65,906	31,200	67,177
Gas sales revenue refundable through rate adjustments	3,080	47,339	2,412
Temporary LIFO liquidation credit	37,811	-	87,230
Accrued interest	14,069	12,570	15,941
Total Current Liabilities	693,900	1,053,190	961,052

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	356,835	331,240	349,522
Investment tax credits	28,534	29,027	29,281
Environmental and Other	166,645	126,502	91,527
Total Deferred Credits and Other Liabilities	552,014	486,769	470,330

Total Capitalization and Liabilities	$ 2,708,374	$ 2,982,881	$ 3,000,417

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2002	2001
		Restated
(In Thousands)		(See Note 1)
Operating Activities:
Net Income	$ 87,351	$ 109,901
Adjustments to reconcile net income to net cash:
Depreciation, depletion and amortization
Per statement of income	73,691	67,832
Charged to other accounts	3,818	4,372
Deferred income taxes and investment tax credits - net	34,144	10,810
Change in environmental and other liabilities	31,102	7,031
Change in accumulated other comprehensive income	(14,241)	(2,953)
Change prepaid pension costs	(22,863)	(36,773)
Change in noncurrent regulatory assets	(19,205)	(11,532)
Change in deferred charges	14,055	(7,069)
Change in undistributed earnings from equity investments	14,986	(747)
Major changes in current assets and liabilities:
Receivables - net	123,604	(333,959)
Gas in storage	43,842	37,873
Gas costs recoverable	(5,358)	49,678
Regulatory assets	(10,347)	2,265
Customer deposits	8,828	(15,175)
Accounts payable	(92,751)	65,967
Accrued taxes	34,706	51,929
Gas sales revenue refundable	(44,259)	681
Temporary LIFO liquidation credit	37,811	87,230
Other	(158)	13,778
Net Cash Provided by (Used in) Operating Activities	298,756	101,139

Investing Activities:
Capital spending	(112,768)	(202,230)
Net change in advances to joint venture partnerships	147,616	(87,504)
Return of capital investments	62,921	37,784
Temporary investments	(11,650)	(18,682)
Other assets	(350)	-
Proceeds from sale of assets	1,871	-
Net Cash Provided by (Used in) Investing Activities	87,640	(270,632)

Financing Activities:
Short-term debt - net	(305,454)	(86,219)
Retirement of long-term debt	(288)	(355)
Issuance of long-term debt	-	325,000
Proceeds from issuance of common stock	1,523	1,284
Dividends paid on common stock	(54,511)	(53,398)
Treasury stock sales (purchases)	33	24
Net Cash Provided by (Used in) Financing Activities	(358,697)	186,336

Net Increase (Decrease) in Cash and Cash Equivalents	27,699	16,843
Cash and Cash Equivalents at Beginning of Period	73,769	5,956
Cash and Cash Equivalents at End of Period	$ 101,468	$ 22,799

Supplemental information:
Income taxes paid, net of refunds	$ 15,380	$ 28,933
Interest paid, net of amounts capitalized	$ 24,293	$ 42,166

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In Thousands)

Revenues	$ 207,161	$ 188,662	$ 803,960	$ 1,459,942

Operating Expenses:
Gas costs	90,720	86,245	349,361	934,158
Operation and maintenance	66,477	40,927	162,335	141,483
Depreciation and amortization	15,689	15,227	46,469	46,111
Taxes, other than income taxes	26,808	23,685	102,555	153,840
Total Operating Expenses	199,694	166,084	660,720	1,275,592

Operating Income	7,467	22,578	143,240	184,350

Other Income	442	768	3,019	1,932

Other Deductions	-	-	-	-

Interest Expense	5,209	8,783	18,255	28,902

Earnings Before Income Taxes	2,700	14,563	128,004	157,380

Income Taxes	719	5,295	48,726	61,121

Net Income	$ 1,981	$ 9,268	$ 79,278	$ 96,259

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2002	2001	2001
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,138,475	$ 2,098,268	$ 2,077,279
Less - Accumulated depreciation and amortization	809,225	775,750	766,842
Net property, plant and equipment	1,329,250	1,322,518	1,310,437
Other investments	10,949	10,683	10,495
Total Capital Investments - Net	1,340,199	1,333,201	1,320,932

CURRENT ASSETS:
Cash and cash equivalents	4,583	69,245	20,197
Temporary investments	10,894	-	21,855
Receivables -
Customers, net of reserve for uncollectible accounts
of $35,311, $44,128 and $41,106, respectively	175,981	219,582	363,954
Other	22,979	64,018	53,967
Materials and supplies, at average cost	9,242	9,360	10,562
Gas in storage, at last-in, first-out cost	28,053	67,152	32,621
Gas costs recoverable through rate adjustments	11,001	4,469	4,590
Regulatory assets	13,848	3,058	1,799
Prepayments	1,903	1,684	1,798
Total Current Assets	278,484	438,568	511,343

OTHER ASSETS:
Prepaid pension costs	176,142	154,715	167,455
Noncurrent regulatory assets	111,906	92,689	61,047
Deferred charges	17,809	20,031	21,880
Total Other Assets	305,857	267,435	250,382

Total Assets	$ 1,924,540	$ 2,039,204	$ 2,082,657

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2002	2001	2001
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	484,754	458,338	500,462
Accumulated other comprehensive income (loss)	(3,015)	(3,015)	(2,457)
Total Common Stockholder's Equity	647,046	620,630	663,312

Long-term debt, exclusive of sinking fund payments, maturities due within one year and long-term maturities classified
as short-term debt	250,000	250,000	250,000
Total Capitalization	897,046	870,630	913,312

CURRENT LIABILITIES:
Short-term debt	258,755	402,000	402,000
Accounts payable	123,004	222,089	180,531
Dividends payable on common stock	17,620	-	-
Customer deposits	42,227	35,417	25,634
Accrued taxes	71,311	44,265	68,840
Gas sales revenue refundable through rate adjustments	2,890	35,638	729
Temporary LIFO liquidation credit	30,459	-	70,376
Accrued interest	2,819	5,154	4,280
Total Current Liabilities	549,085	744,563	752,390

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	332,308	307,574	332,602
Investment tax credits	25,426	25,881	26,120
Environmental and Other	120,675	90,556	58,233
Total Deferred Credits and Other Liabilities	478,409	424,011	416,955

Total Capitalization and Liabilities	$ 1,924,540	$ 2,039,204	$ 2,082,657

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2002	2001
	(In Thousands)
Operating Activities:
Net Income	$ 79,278	$ 96,259
Adjustments to reconcile net income to net cash:
Depreciation and amortization
Per statement of income	46,469	46,111
Charged to other accounts	3,462	4,022
Deferred income taxes and investment tax credits - net	23,636	9,964
Change in environmental and other liabilities	30,762	9,467
Change in prepaid pension costs	(21,427)	(36,171)
Change in noncurrent regulatory assets	(19,321)	(11,279)
Change in deferred charges	2,222	(2,110)
Major changes in current assets and liabilities:
Receivables - net	84,640	(265,848)
Gas in storage	39,099	38,280
Gas costs recoverable	(6,532)	40,622
Regulatory assets	(10,790)	2,057
Customer deposits	6,809	(12,730)
Accounts payable	(99,085)	42,990
Accrued taxes	27,046	50,034
Gas sales revenue refundable	(32,748)	(1,002)
Temporary LIFO liquidation credit	30,459	70,376
Other	(4,184)	(911)
Net Cash Provided by (Used in) Operating Activities	179,795	80,131

Investing Activities:
Capital spending	(56,598)	(58,297)
Temporary investments	(10,894)	(21,455)
Other assets	(350)	339
Proceeds from sale of assets	1,871	-
Net Cash Provided by (Used in) Investing Activities	(65,971)	(79,413)

Financing Activities:
Short-term debt - net	(143,245)	56,225
Dividends paid on common stock	(35,241)	(39,212)
Net Cash Provided by (Used in) Financing Activities	(178,486)	17,013

Net Increase (Decrease) in Cash and Cash Equivalents	(64,662)	17,731
Cash and Cash Equivalents at Beginning of Period	69,245	2,466
Cash and Cash Equivalents at End of Period	$ 4,583	$ 20,197

Supplemental information:
Income taxes paid, net of refunds	$ 18,210	$ 23,528
Interest paid, net of amounts capitalized	$ 19,203	$ 28,463

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In Thousands)

Revenues	$ 34,742	$ 31,811	$ 138,410	$ 255,837

Operating Expenses:
Gas costs	18,875	18,575	75,568	187,550
Operation and maintenance	6,416	7,188	20,693	22,769
Depreciation	1,669	1,693	4,915	4,894
Taxes, other than income taxes	2,929	2,483	11,524	14,383
Total Operating Expenses	29,889	29,939	112,700	229,596

Operating Income	4,853	1,872	25,710	26,241

Other Income	91	105	154	316

Other Deductions	14	-	37	-

Interest Expense	1,219	1,236	3,819	4,162

Earnings Before Income Taxes	3,711	741	22,008	22,395

Income Taxes	1,376	205	8,443	8,618

Net Income	$ 2,335	$ 536	$ 13,565	$ 13,777

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2002	2001	2001
	(In Thousands)
ASSETS

CAPITAL INVESTMENTS:
Property, plant and equipment	$ 339,946	$ 334,039	$ 331,774
Less - Accumulated depreciation	131,223	127,278	126,559
Net property, plant and equipment	208,723	206,761	205,215
Other investments	22	22	22
Total Capital Investments - Net	208,745	206,783	205,237

CURRENT ASSETS:
Cash and cash equivalents	11,932	3,654	1,155
Temporary investments	2,464	-	4,615
Receivables -
Customers, net of reserve for uncollectible
accounts of $686, $1,341, and $1,756, respectively	17,799	21,472	35,593
Other	2,724	619	257
Materials and supplies, at average cost	1,689	2,001	2,191
Gas in storage, at last-in, first-out cost	5,162	8,774	4,891
Gas costs recoverable through rate adjustments	1,198	2,371	598
Regulatory assets	379	823	653
Prepayments	471	385	438
Total Current Assets	43,818	40,099	50,391

OTHER ASSETS:
Prepaid pension costs	422	(284)	967
Noncurrent regulatory assets	21,577	21,693	21,543
Deferred charges	3,687	4,735	5,223
Total Other Assets	25,686	26,144	27,733

Total Assets	$ 278,249	$ 273,026	$ 283,361

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,	June 30,
	2002	2001	2001
	(In Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	81,670	75,937	76,439
Total Common Stockholder's Equity	106,427	100,694	101,196

Long-term debt, exclusive of sinking fund payments and
maturities due within one year	69,020	69,308	69,308
Total Capitalization	175,447	170,002	170,504

CURRENT LIABILITIES:
Accounts payable	17,166	25,022	26,001
Customer deposits	6,941	4,999	3,641
Accrued taxes	8,181	913	5,523
Gas sales revenue refundable through rate adjustments	190	11,701	1,682
Temporary LIFO liquidation credit	7,352	-	16,854
Accrued interest	606	1,712	613
Total Current Liabilities	40,436	44,347	54,314

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	27,507	25,297	23,658
Investment tax credits	3,108	3,146	3,161
Environmental and Other	31,751	30,234	31,724
Total Deferred Credits and Other Liabilities	62,366	58,677	58,543

Total Capitalization and Liabilities	$ 278,249	$ 273,026	$ 283,361

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2002	2001
	(In Thousands)
Operating Activities:
Net Income	$ 13,565	$ 13,777
Adjustments to reconcile net income to net cash:
Depreciation
Per statement of income	4,915	4,894
Charged to other accounts	351	350
Deferred income taxes and investment tax credits - net	1,831	1,035
Change in environmental and other liabilities	1,858	13
Change in prepaid pension costs	(706)	(602)
Change in noncurrent regulatory assets	116	(252)
Change in deferred charges	1,048	(1,576)
Major changes in current assets and liabilities:
Receivables - net	1,568	(22,139)
Gas in storage	3,612	3,975
Gas costs recoverable	1,173	9,056
Customer deposits	1,942	(1,237)
Accounts payable	(7,856)	(1,348)
Accrued taxes	7,268	2,980
Gas sales revenue refundable	(11,511)	1,682
Temporary LIFO liquidation credit	7,352	16,854
Other	(436)	(795)
Net Cash Provided by (Used in) Operating Activities	26,090	26,667

Investing Activities:
Capital spending	(7,228)	(7,048)
Temporary investments	(2,464)	(4,615)
Net Cash Provided by (Used in) Investing Activities	(9,692)	(11,663)

Financing Activities:
Short-term debt - net	-	(7,375)
Retirement of long-term debt	(288)	(355)
Dividends paid on common stock	(7,832)	(6,672)
Net Cash Provided by (Used in) Financing Activities	(8,120)	(14,402)

Net Increase (Decrease) in Cash and Cash Equivalents	8,278	602
Cash and Cash Equivalents at Beginning of Period	3,654	553
Cash and Cash Equivalents at End of Period	$ 11,932	$ 1,155

Supplemental information:
Income taxes paid, net of refunds	$ 2,532	$ 4,151
Interest paid, net of amounts capitalized	$ 4,523	$ 4,885

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Change in Accounting for Oil and Gas Properties

In the first quarter of fiscal 2002 the Company elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. Under the successful efforts method, the cost of exploratory dry holes and other exploration costs are expensed in the period they occur, whereas under the full cost method these costs are capitalized and amortized over future production. In accordance with GAAP, previously reported results have been restated. This restatement resulted in an increase in previously reported net income for the fiscal 2001 third quarter of $975,000 or $.03 per share and a reduction in the previously reported net income for fiscal 2001 year-to-date of $510,000 or $.01 per share, respectively. However, the full fiscal year 2001 impact of the restatement is negligible - a reduction of approximately $0.1 million in net income. The impact of the restatement resulted in reductions of retained earnings as of June, 30, 2001 and September 30, 2001 of $7.3 million and $6.9 million, respectively.

Derivative Instruments and Hedging Activities

GAAP accounting and reporting standards require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item on the income statement.

For cash flow hedges (a hedge of a forecasted transaction) the change in the derivative's fair value, net of applicable taxes, is recorded on the balance sheet in Accumulated Other Comprehensive Income (AOCI) with a contra entry to an asset or liability as appropriate. At the time the forecasted transaction becomes actual, and is recorded, the current value of the derivative is transferred from AOCI to the income statement. During the life of the hedge, any ineffectiveness, as defined, is recorded immediately in earnings.

For fair value hedges (a hedge of an existing asset or liability), the change in the value of the derivative is recorded immediately in earnings. The change in the fair value of the hedged asset or liability is also recorded immediately in earnings.

The Company records all hedging gains and losses in the same income statement category as the underlying hedged transaction. The fair value of the derivative, until settled, is recorded in Other Receivables, Deferred Charges, Accounts Payable or Deferred Credits and Other Liabilities based on the current value and the projected settlement dates of the hedges.

The Company has hedged various anticipated cash flow transactions through December 2006. The majority of these hedges are related to the Company's forecasted sales of produced oil and gas. During the three and nine months ended June 30, 2002, the Company recorded in earnings a $2.3 million loss ($1.4 million, net of tax) and a $7.8 million gain ($4.7 million, net of tax). The majority of this activity was previously recorded in AOCI with the exception of gains and losses attributable to hedges entered into during the current fiscal year, which accounted for a $1.2 million net loss. The amount for the current quarter was immaterial. The Company anticipates reclassifying, in the next 12 months, $5.7 million of deferred losses from AOCI into earnings, as calculated using commodity prices at June 30, 2002. As of June 30, 2002, the Company has $22.9 million of derivative liabilities, $17.7 million of derivative assets and has cumulative deferred losses in AOCI of $11.7 million, net of taxes. The Company also records adjustments to AOCI to reflect its share of AOCI amounts recorded by partnerships related to their hedging activity. The Company records an offsetting amount to its investment in the partnership.

During the quarter, the Midstream Services segment entered into a fair value hedge of inventory it holds in connection with its fuel manager obligation for the Elwood facility. This hedge had an immaterial affect on quarterly results.

Peoples Gas and North Shore Gas use derivative transactions to help mitigate volatility in their respective gas charges. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to regulated gas customers, the accounting for these derivative instruments is subject to Statement of Financial Accounting Standards (SFAS) No. 71. Any gains or losses associated with this activity will be included in gas costs passed through to utility customers. As of June 30, 2002, the balance in Regulatory Liabilities related to these transactions for Peoples Gas and North Shore Gas was $9.4 million and $1.8 million, respectively.

Derivative hedges with Enron North America Corp. (Enron), which were deemed ineffective in the first quarter, were collected in the second quarter and the Company has no further exposure to Enron with respect to these hedges. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - "Other Matters - Enron Bankruptcy Filing".)

Gas in Storage

The Gas Distribution segment's inventory is carried at cost on a last-in, first-out (LIFO) method on a fiscal year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. Any interim reductions in the LIFO layers are due to seasonality and are expected to be replenished by the fiscal year end.

Recovery of Gas Costs

For each utility subsidiary, the Illinois Commerce Commission (Commission) conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission finds that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are typically initiated shortly after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission. In the proceeding, regarding Peoples Gas, the Commission Staff (Staff) has raised concerns about the prudence of gas costs associated with gas that Peoples Gas resold as part of its normal operational practices. The Staff has not yet submitted evidence or made a specific recommendation, but, as part of the discovery process, it filed a motion to compel the production of certain information about these transactions and their possible relationship to Peoples Gas' affiliates. The Commission's Administrative Law Judge has not ruled on the motion, which Peoples Gas is contesting. Under the current procedural schedule, Staff and interested parties will submit their direct evidence on August 22, 2002, followed by responsive evidence from Peoples Gas and other parties. Evidentiary hearings are scheduled for December and an order from the Commission is not expected before the first quarter of calendar 2003. Peoples Gas believes that its gas costs were prudently incurred and that it will not be required to refund a material amount but cannot predict the outcome of the proceeding.

Recovery of Costs of Environmental Activities Relating to Former Manufactured Gas Operations

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the operation of a rate mechanism approved by the Commission and known as "Rider 11 - Adjustment for Incremental Costs of Environmental Activities" and related environmental costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of environmental costs recovered through Rider 11 is examined by interested parties. If the Commission finds that the reconciliation was inaccurate or any environmental costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Rider 11 filings. The proceedings are typically initiated after the close of the fiscal year and take at least a year to 18 months to complete. Proceedings regarding Peoples Gas and North Shore Gas for the fiscal year 2001 costs are currently pending before the Commission. (See Note 4, Environmental Matters.)

2. BUSINESS SEGMENTS

Financial data by business segment is presented below:

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total segment capital assets include net property plant and equipment, investments in equity investees, and certain intangible assets classified in Other Assets.

				Retail			Corporate
(In Thousands)	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 236,447	$ -	$ 72,893	$ 32,173	$ 14,337	$ 12	$ (8,713)	$ 347,149
Depreciation, Depletion and Amortization	17,358	30	171	488	6,313	6	27	24,393
Operating Income (Loss)	8,352	(1,465)	2,849	403	3,504	(235)	(4,151)	9,257
Equity Investment Income	-	1,621	-	-	645	64	-	2,330
Operating and Equity Investment Income	8,352	156	2,849	403	4,149	(171)	(4,151)	11,587
Segment Capital Assets	1,537,973	5,551	7,196	9,326	213,588	1,552	975	1,776,161
Investments in Equity Investees	-	64,713	-	-	27,014	4,348	-	96,075
Capital Spending	$ 24,009	$ 261	$ -	$ 240	$ 14,631	$ 8	$ 28	$ 39,177

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Three Months Ended 06-30-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 218,994	$ -	$ 35,851	$ 48,316	$ 17,078	$ 12	$ (1,750)	$ 318,501
Depreciation, Depletion and Amortization	16,920	-	131	435	6,488	17	73	24,064
Operating Income (Loss)	23,221	(1,409)	1,517	(739)	5,479	(538)	(4,602)	22,929
Equity Investment Income	-	3,246	3,550	-	4,000	94	-	10,890
Operating and Equity Investment Income	23,221	1,837	5,067	(739)	9,479	(444)	(4,602)	33,819
Segment Capital Assets	1,515,652	4,735	6,620	9,346	188,173	2,467	5,445	1,732,438
Investments in Equity Investees	-	100,128	10,036	-	26,690	4,592	-	141,446
Capital Spending	$ 21,386	$ 427	$ 5	$ 1,790	$ 121,808	$ 196	$ 2,155	$ 147,767

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-02	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 941,591	$ -	$ 130,139	$ 140,057	$ 49,656	$ 31	$ (13,942)	$ 1,247,532
Depreciation, Depletion and Amortization	51,385	89	578	1,308	20,230	24	77	73,691
Operating Income (Loss)	171,944	(3,773)	8,131	1,672	15,700	(892)	(19,582)	173,200
Equity Investment Income	-	(1,607)	1,297	-	(1,758)	312	-	(1,756)
Operating and Equity Investment Income	171,944	(5,380)	9,428	1,672	13,942	(580)	(19,582)	171,444
Segment Capital Assets	1,537,973	5,551	7,196	9,326	213,588	1,552	975	1,776,161
Investments in Equity Investees	-	64,713	-	-	27,014	4,348	-	96,075
Capital Spending	$ 63,826	$ 8,737	$ 4,156	$ 454	$ 34,900	$ 592	$ 103	$ 112,768

				Retail			Corporate
	Gas	Power	Midstream	Energy	Oil and Gas		and
Nine Months Ended 06-30-01	Distribution	Generation	Services	Services	Production	Other	Adjustments	Total
Revenues	$ 1,708,987	$ -	$ 123,772	$ 244,989	$ 37,429	$ 29	$ (5,934)	$ 2,109,272
Depreciation, Depletion and Amortization	51,006	-	394	1,190	14,981	50	211	67,832
Operating Income (Loss)	203,190	(2,739)	5,946	(480)	8,020	(1,329)	(18,988)	193,620
Equity Investment Income	-	10,580	9,719	-	5,742	653	-	26,694
Operating and Equity Investment Income	203,190	7,841	15,665	(480)	13,762	(676)	(18,988)	220,314
Segment Capital Assets	1,515,652	4,735	6,620	9,346	188,173	2,467	5,445	1,732,438
Investments in Equity Investees	-	100,128	10,036	-	26,690	4,592	-	141,446
Capital Spending	$ 65,318	$ 1,853	$ 1,860	$ 1,856	$ 126,556	$ 949	$ 3,838	$ 202,230

3. EQUITY INVESTMENTS

The Company has a number of investments that are accounted for as unconsolidated equity method investments. During the second quarter, the Company acquired Enron's 50 percent interest in enovate, its partnership with Enron. Results from this business are now recorded in the Midstream segment as a consolidated subsidiary. Individually, the Company's equity investments do not meet the requirements for pro rata disclosure. However, in aggregate these investments were material at June 30, 2001. The Company records its pro rata share of income gains and losses based on financial information it receives from the partnerships.

The following table describes total activity of equity method investees and the Company's pro rata share of financial results from unconsolidated equity method investments.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2002	2001	2002	2001
Gross Results from Equity Investments
Revenues	$ 87,761	$266,372	$ 297,515	$ 605,897
Operating Income	32,739	53,951	51,543	124,113
Interest Expense	23,427	5,471	61,867	12,130
Earnings Before Income Taxes	10,202	49,028	(9,368)	114,625

Peoples Energy's Pro Rata Share
Total Equity Investments
Revenues	$ 19,659	$ 63,313	$ 69,350	$ 144,328
Operating Income	7,760	11,981	12,983	28,668
Interest Expense	5,621	1,228	14,944	2,631
Earnings Before Income Taxes	2,330	10,890	(1,756)	26,694
Investments in Equity Investees	96,075	141,446	96,075	141,446

Investment Results by Segment:
Power Generation
Revenues	$ 11,602	$ 7,996	$ 20,490	$ 19,151
Operating Income	6,126	3,653	10,647	10,558
Interest Expense	4,616	502	12,431	502
Earnings Before Income Taxes	1,621	3,246	(1,607)	10,580
Investments in Equity Investees	64,713	100,128	64,713	100,128

Midstream Services
Revenues	$ -	$ 44,335	$ 29,832	$ 99,520
Operating Income	-	3,517	1,271	9,642
Interest Expense	-	-	-	-
Earnings Before Income Taxes	-	3,550	1,297	9,719
Investments in Equity Investees	-	10,036	-	10,036

Oil and Gas Production
Revenues	$ 6,918	$ 9,598	$ 15,086	$ 20,911
Operating Income	1,243	4,409	(292)	6,906
Interest Expense	690	409	1,568	1,175
Earnings Before Income Taxes	645	4,000	(1,758)	5,742
Investments in Equity Investees	27,014	26,690	27,014	26,690

Other
Revenues	$ 1,139	$ 1,384	$ 3,942	$ 4,746
Operating Income	391	402	1,357	1,562
Interest Expense	315	317	945	954
Earnings Before Income Taxes	64	94	312	653
Investments in Equity Investees	4,348	4,592	4,348	4,592

4. ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. Two of the Manufactured Gas Sites are discussed in more detail below. The subsidiaries are addressing an additional 32 Manufactured Gas Sites under a program supervised by the Illinois Environmental Protection Agency (IEPA). Investigations have been completed at all or portions of 27 sites. Remediations have been completed at all or portions of four sites.

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

In 1999, the EPA notified GMC, OMC, Elgin Joliet and Eastern Railway Company, and North Shore Gas that they were potentially liable with respect to the Waukegan Site and that the EPA intended to begin discussions regarding the design and implementation of the remedial action selected for the Waukegan Site.

In 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The remedy consists of on-site treatment of ground water, off-site treatment and disposal of soil containing polynuclear aeromatic hydrocarbons or creosote, and on-site solidification/stabilization of arsenic- contaminated soils. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs).

In 2000, OMC filed a petition in federal bankruptcy court seeking protection under Chapter 11 of the United States Bankruptcy Code. On August 20, 2001, the bankruptcy court entered an order converting OMC's Chapter 11 case to a Chapter 7 case.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. In July 2001, North Shore Gas and the other PRPs entered into an AOC with the EPA to conduct the remedial design for the Waukegan Site.

On June 15, 2001, North Shore Gas entered into a settlement agreement with one of the PRPs and is continuing discussion with the remaining parties.

In June 2002, the City of Waukegan purchased the Waukegan Site from the OMC bankruptcy trustee. The City has announced its intent to rezone the property from "marine commercial recreation" to "central residential." At this time, management is unable to determine whether, or to what extent, the change in ownership and potential change in zoning will affect remedial costs at the Waukegan Site.

The current owner of a site in Chicago, formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The utility subsidiaries are accruing and deferring the costs they incur in connection with all of the Manufactured Gas Sites, including related legal expenses, pending recovery through rates or from insurance carriers or other entities. At June 30, 2002, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $102.0 million; for North Shore Gas the total was $20.4 million; and for the Company on a consolidated basis the total deferred was $122.4 million. This amount includes management's best estimate of the costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the Manufactured Gas Sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas have filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asks the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their Manufactured Gas Sites in Chicago and Waukegan. The utilities are also asking the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. The utilities have reached settlement agreements with several of the insurance carriers. The costs deferred at June 30, 2002 have been reduced by the proceeds of the settlements. At this time, management cannot determine the timing and extent of the subsidiaries' recovery of costs from the other insurance carriers. Accordingly, the costs deferred at June 30, 2002 have not been reduced to reflect recoveries from other insurance carriers.

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

In 1999, the EPA announced that it was reopening the ROD for the Denver site. The EPA's announcement followed a six-month scientific/technical review by the agency of the remedy's effectiveness. In 2000, the EPA amended the ROD to require removal of the radioactive wastes from the site to a licensed off-site disposal facility. The EPA estimates that this action will cost an additional $21.5 million (representing the present worth of estimated capital costs and estimated operation and maintenance costs).

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. The agreement is currently under review by the federal district court in Denver. Under the terms of the proposed agreement, Shattuck will pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

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

5. ACCOUNTS RECEIVABLE

The following table presents the status of Accounts Receivable balances of the Company's utility subsidiaries.

	Peoples Gas			North Shore Gas
	At June 30,	At September 30,	At June 30,	At June 30,	At September 30,	At June 30,
	2002	2002	2001	2002	2002	2001
	(In Millions)
Gross Customer Accounts
Receivable	$ 211.3	$ 263.7	$ 405.1	$ 18.5	$ 22.8	$ 37.4
Reserve for Uncollectible Accounts	35.3	44.1	41.1	0.7	1.4	1.8
Net Customer Accounts Receivable	$ 176.0	$ 219.6	$ 364.0	$ 17.8	$ 21.4	$ 35.6

At the end of fiscal 2001, in response to high receivable balances, Peoples Gas recorded an $8.5 million special charge to increase its reserve for uncollectible accounts to $44.1 million. This reserve balance was expected to be adequate to account for charge offs occurring over the following twelve months. At March 31, 2002, Peoples Gas' charge off expectations were still in line with the prior estimate. At that time, Peoples Gas' net charge offs for fiscal 2002 were estimated to be about $44.8 million, in line with the September 30, 2001 reserve balances. However, Peoples Gas now estimates that a larger reserve for uncollectible accounts is needed. Therefore, in the third quarter of fiscal 2002, Peoples Gas recorded a $17 million special charge increasing the total reserve for uncollectible accounts. This charge is in addition to the fiscal-year-to-date provision for uncollectibles of $18.3 million. This adjustment is based on an updated analysis, which reflects an additional quarter of credit and collection activity and customer payment experience. The Company and Peoples Gas believe that with this adjustment, the reserve is adequate given what is known today. However, the reserve for uncollectible accounts remains an estimate and could require further adjustment if circumstances change. Peoples Gas is continuing its outreach efforts to its customers, is aggressively pursuing collections of past due balances and has instituted many new credit policies and procedures to improve its collection performance.

The following table details Peoples Gas' aging of Accounts Receivable balances.

	Total
	Accounts		Past Due
	Receivable	Current	30-89 Days	90-149 Days	Over 150 Days
	(Dollars in Millions)

June 30, 2002	$ 211.3	$ 68.8	$ 51.4	$ 30.1	$ 61.0
Percentage	100%	33%	24%	14%	29%

September 30, 2001	$ 263.7	$ 71.3	$ 36.9	$ 38.6	$ 116.9
Percentage	100%	27%	14%	15%	44%

June 30, 2001	$ 405.1	$ 92.1	$ 116.1	$ 130.5	$ 66.4
Percentage	100%	23%	29%	32%	16%

6. ADVANCES TO ELWOOD PARTNERSHIP AND PROJECT FINANCING

The Company had made loans and advances to Elwood Energy LLC (Elwood) for the purpose of providing construction capital for the 750-megawatt expansion of the Elwood power facility. The Company accrued interest on the loans and advances at market based rates. At September 30, 2001, the total advances equaled $147.6 million.

On October 23, 2001, Elwood obtained permanent financing for its peaking facility through a $402 million bond issuance. On the same day, Elwood returned $194.7 million to the Company which the Company recorded as a repayment of the advances it had made to Elwood and a partial return of its capital investment in the partnership.

The Elwood permanent financing bonds are non-recourse senior obligations that carry a coupon of 8.159 percent, with the final amortizing principal payment occurring in 2026. The bonds have been rated Baa3 by Moody's and BBB- by Standard & Poor's.

Under the terms of the financing, the Company has guaranteed Elwood's obligation to fund the debt service reserve account for the bonds on the project up to a maximum of $16.5 million.

7. COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) recorded in the reported periods consists of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges. Total comprehensive income (loss) consisted of the following:

	Three months ended		Nine months ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In Thousands)
Other comprehensive income (loss)
Net income (loss)	1,336	12,539	87,351	109,901
Other comprehensive income (loss), net of tax	(1,607)	27,095	(14,241)	(2,457)

Total other comprehensive income (loss)	(271)	39,634	73,110	107,444

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the Company for the three months ended June 30, 2002 decreased to $1.3 million, or $.04 per share, compared to $12.5 million, or $.35 per share in the year-ago period. Net income for the Company for the nine months ended June 30, 2002 decreased to $87.4 million, or $2.46 per share, compared to $109.9 million, or $3.11 per share, in the year-ago period. Results for the current periods reflect a special charge to increase the reserve for uncollectible accounts, included in operations and maintenance expense, as described below. Results for the year-ago periods reflect the restatement for the impact of a change in the accounting method for oil and gas properties from the full cost method to the successful efforts method (see Note 1 of the Notes to Consolidated Financial Statements).

During the third quarter of fiscal 2002, the Company recorded a special charge of $17.0 million pre-tax, $10.3 million after-tax, or $.29 per share, to increase the Gas Distribution segment's reserve for uncollectible accounts. The winter of 2000/2001 resulted in extremely high customer bills due primarily to cold weather and unusually high natural gas prices. Despite an aggressive summer disconnection program, collections of balances over 150 days past due have not improved as much as anticipated and the reserve for uncollectible accounts was increased accordingly to provide for those disconnected accounts expected to be written off over the next six months. The additional charge offs will not adversely affect our liquidity. The reserve for uncollectible accounts remains an estimate and additional adjustments may be required depending on the level of success of ongoing credit and collection activities. (See Note 5 of the Notes to Consolidated Financial Statements.)

Net income for the Company, before the impact of the special charge to increase the reserve for uncollectible accounts, for the three-month period decreased $0.9 million to $11.6 million, or $.33 per share. The decrease was mainly a result of reductions in earnings from equity investment income from the Oil and Gas Production and Midstream Services segments. Partially offsetting these effects was a decrease in interest expense and an increase in earnings from the Gas Distribution segment. The Gas Distribution segment experienced increased deliveries partially resulting from weather that was 10 percent colder than normal and 28 percent colder than the previous period. The positive effects of the colder weather were partially offset by the reversal of a portion of the accrued weather insurance benefits. Also affecting the Gas Distribution segment was a decline in credits from pension benefit accounting. The decline in credits under pension benefit accounting was primarily caused by the depressed stock market conditions, plan enhancements and application of a lower discount rate.

Net income for the Company, before the impact of the special charge to increase the reserve for uncollectible accounts, for the nine-month period decreased $12.3 million to $97.6 million, or $2.75 per share. The decrease was mainly a result of reductions in earnings from equity investment income from the Power Generation and Midstream Services segments and from a reduction in operating income from the Gas Distribution segment. The Gas Distribution segment for the nine-month period was affected by weather that was 12 percent warmer than normal and 15 percent warmer than the previous fiscal year-to-date. The Company's weather insurance policy offset approximately one third of the fiscal year-to-date impact. The Gas Distribution segment was also affected by a decline in credits under pension benefit accounting, partially offset by a decrease in the ongoing provision for uncollectible accounts associated with slightly lower current year revenues.

Fiscal 2002 and 2003 Outlook

The Company expects fiscal 2002 ongoing earnings, before the impact of the special charge, to increase the reserve for uncollectible accounts, to be at the high end of the previously reported range of $2.70 to $2.80 per diluted share. The Company's earnings outlook for fiscal 2002 includes the impact of record warm weather. The preliminary earnings outlook for fiscal 2003 is in the range of $2.70 to $2.80 per share. This outlook assumes normal weather, approximately $200 million in capital expenditures, a $20.0 million to $25.0 million decrease in credits from pension benefit accounting and reduced earnings expectations in Oil and Gas Production due to lower than planned 2002 capital expenditures and the expiration of Section 29 tax credits.

Business Environment

A number of significant issues have caused the investment community to question the valuation of companies in equity and capital markets. These concerns result from irregularities found in financial statements, the bankruptcy of several large corporations, the uncertainty of deregulation, continued competitive pressures and the cyclical nature of energy commodity prices. Energy trading companies with substantial market risk have responded by reducing or eliminating trading activity, selling non-core assets, reducing debt and clarifying or restating financial information. Regulators have implemented new laws requiring increased disclosure and have increased oversight of markets and companies. Through this turmoil, energy markets have continued to deliver energy without major interruption.

The effect of these events on the Company could be both positive and negative. Greater business opportunities could arise for the Company as an asset manager and investor. However, liquidity, regulatory and credit exposure have increased. See "Risk Management - Credit Risk" for a discussion on steps that the Company has taken to protect itself against nonperformance by its counterparties.

A summary of variations affecting net income between periods is presented below, followed by explanations of significant differences by segment. Additional quantitative metrics are reported following the segment explanations.

	Three Months Ended June 30,
	2002			2001
			Before
		Special	Special		Increase /
	Reported	Charge (1)	Charge	Reported	(Decrease) (2)
(In Thousands)
Operating Income and Equity Investment Income:
Gas Distribution	$ 8,352	$ 17,000	$ 25,352	$ 23,221	$ 2,131
Power Generation	156	-	156	1,837	(1,681)
Midstream Services	2,849	-	2,849	5,067	(2,218)
Retail Energy Services	403	-	403	(739)	1,142
Oil and Gas Production	4,149	-	4,149	9,479	(5,330)
Other	(171)	-	(171)	(444)	273
Corporate and Adjustments	(4,151)	-	(4,151)	(4,602)	451
Total Operating Income
and Equity Investment Income	11,587	17,000	28,587	33,819	(5,232)
Other Income and (Deductions)	1,289	-	1,289	1,821	(532)
Interest Expense	13,585	-	13,585	18,114	(4,529)
Income Taxes	(2,045)	6,743	4,698	4,987	(289)
Net Income	$ 1,336	$ 10,257	$ 11,593	$ 12,539	$ (946)

	Nine Months Ended June 30,
	2002			2001
			Before
		Special	Special		Increase /
	Reported	Charge (1)	Charge	Reported	(Decrease) (2)
(In Thousands)
Operating Income and Equity Investment Income:
Gas Distribution	$ 171,944	$ 17,000	$ 188,944	$ 203,190	$ (14,246)
Power Generation	(5,380)	-	(5,380)	7,841	(13,221)
Midstream Services	9,428	-	9,428	15,665	(6,237)
Retail Energy Services	1,672	-	1,672	(480)	2,152
Oil and Gas Production	13,942	-	13,942	13,762	180
Other	(580)	-	(580)	(676)	96
Corporate and Adjustments	(19,582)	-	(19,582)	(18,988)	(594)
Total Operating Income
and Equity Investment Income	171,444	17,000	188,444	220,314	(31,870)
Other Income and (Deductions)	6,675	-	6,675	7,126	(451)
Interest Expense	43,531	-	43,531	54,311	(10,780)
Income Taxes	47,237	6,743	53,980	63,194	(9,214)
Income before Cumulative Effect of Change
in Accounting Principle	87,351	10,257	97,608	109,935	(12,327)
Cumulative Effect of Accounting Change, net of tax	-	-	-	(34)	34
Net Income	$ 87,351	$ 10,257	$ 97,608	$ 109,901	$ (12,293)

Notes:

  See Management's Discussion and Analysis of Results of Operations and Financial Condition - Summary Section for discussion of the special charge to increase the reserve for uncollectible accounts.
  Comparison with fiscal 2002 results, before special charge to increase the reserve for uncollectible accounts.

Gas Distribution Segment

The Company's core business is the distribution of natural gas. Its two regulated utilities purchase, distribute, sell and transport natural gas to approximately one million retail customers through a 6,000-mile distribution system serving the City of Chicago and 54 communities in northeastern Illinois. The Company also owns a storage facility in central Illinois and a pipeline, which connects the facility and six major interstate pipelines to Chicago.

Revenues of Peoples Gas and North Shore Gas are affected by changes in the unit cost of the utilities' gas purchases and do not include the cost of gas supplies for customers who purchase gas directly from producers and marketers rather than from the utilities. In a normal gas price environment, the unit cost of gas does not have a significant direct effect on operating income because of the utilities' tariffs that provide for dollar-for-dollar recovery of gas costs. (See Note 1 of the Notes to Consolidated Financial Statements.) However, significant changes in gas costs can materially affect the reserve for uncollectible accounts and working capital needs.

The comparisons below are before the impact from the special charge to increase the reserve for uncollectible accounts previously discussed. The total charge of $17.0 million is applicable to Peoples Gas.

The following tables represent degree day statistics as well as operating revenues and operating income statistics for the Gas Distribution segment.

Degree Day Statistics
				2002 versus 2001		2002 versus normal
	June 30,			Increase/		Increase/
	2002	2001	Normal	(Decrease)	Percent	(Decrease)	Percent

Three Months Ended	854	667	774	187	28	80	10

Nine Months Ended	5,581	6,580	6,307	(999)	(15)	(726)	(12)

Gas Distribution Revenues and Operating Income Statistics

	Three Months Ended		Nine Months Ended		Variations
	June 30,		June 30,		Three Months	Nine Months
(In Thousands)	2002	2001	2002	2001	Ended	Ended
Revenues
Peoples Gas	$ 204,794	$ 187,183	$ 795,951	$ 1,455,265	$ 17,611	$ (659,314)
North Shore Gas	34,743	31,811	138,410	255,837	2,932	(117,427)
Peoples Energy - Corporate	(3,090)	-	7,230	(2,115)	(3,090)	9,345
Consolidated Revenues	$ 236,447	$ 218,994	$ 941,591	$ 1,708,987	$ 17,453	$ (767,396)

Operating Income
Peoples Gas	$ 23,586	$ 21,542	$ 156,812	$ 180,635	$ 2,044	$ (23,823)
North Shore Gas	5,048	1,872	26,472	26,241	3,176	231
Peoples Energy - Corporate	(3,282)	(193)	5,660	(3,686)	(3,089)	9,346
Consolidated Operating Income	$ 25,352	$ 23,221	$ 188,944	$ 203,190	$ 2,131	$ (14,246)

The discussion of the Gas Distribution segment variations is primarily the result of Peoples Gas and North Shore Gas activity. Peoples Energy's corporate activity reflected above is limited to the effects of the weather insurance.

Revenues for Peoples Gas for the three-month period increased $17.6 million due primarily to an increase in deliveries partially resulting from weather that was 28 percent colder than the previous period, offset by the lower unit cost of gas. Operating income, before the impact of the previously described special charge to increase the reserve for uncollectible accounts, increased $2.0 million resulting from an increase in net margin ($9.4 million) due primarily to higher gas delivery volumes and to a decrease in labor costs ($1.2 million). Also affecting operating income were lower credits under pension benefit accounting ($6.7 million) and an increase in the ongoing provision for uncollectible accounts ($2.1 million).

Revenues for Peoples Gas for the nine-month period decreased $659.3 million due primarily to weather that was 15 percent warmer than the previous period and to the lower unit cost of gas. Operating income, before the impact of the previously described special charge to increase the reserve for uncollectible accounts, decreased $23.8 million resulting from a decrease in net margin ($22.5 million) due primarily to lower gas delivery volumes and from lower credits under pension benefit accounting ($15.5 million). Partially offsetting these effects to net income was a reduction in the ongoing provision for uncollectible accounts ($10.0 million) associated with significantly lower current period revenues and to a decrease in labor costs ($2.3 million).

Revenues for North Shore Gas for the three-month period increased $2.9 million due primarily to an increase in deliveries partially resulting from weather that was 28 percent colder than the previous period, offset by the lower unit cost of gas. Operating income for the three-month period increased $3.2 million resulting from an increase in net margin ($2.2 million) due primarily to higher gas delivery volumes and to a decrease in labor costs. Partially offsetting these effects was an increase in the ongoing provision for uncollectible accounts. Revenues for North Shore Gas for the nine-month period decreased $117.4 million due to weather that was 15 percent warmer than the previous period and to lower unit cost of gas. Operating income for the nine-month period remained relatively flat.

Power Generation Segment

The Company is engaged in the development, construction, operation and ownership of electric generation facilities for sales to electric utilities and marketers. The Company and Dominion Energy, Inc. (Dominion) are equal investors in Elwood, which owns and operates a nominal 1,350-megawatt peaking facility near Chicago, Illinois. The Company has also entered into a partnership with Exelon Generation, LLC (Exelon), the Southeast Chicago Energy Project (SCEP). The Company has a 30 percent interest in SCEP, which owns and operates a 350-megawatt facility. Commercial operations began in July.

Revenue recognition for the Elwood facility is based on contract provisions which assign higher value to summer capacity. Approximately 80 percent of Elwood's annual capacity revenues will be recognized in the June to September period, resulting in operating losses in the first and second quarters. Revenue recognition for SCEP is on a straight-line basis based on contract provisions.

Achieving commercial operation of Phase II and the restructuring of Phase I contracts allowed Elwood to successfully close a $402 million non-recourse bond financing on October 23, 2001. (See Note 6 of the Notes to Consolidated Financial Statements.)

Operating and equity investment income for the three-month period decreased $1.7 million. The Company reported an operating and equity investment loss for the nine-month period amounting to $5.4 million, a decrease of $13.2 million from the previous period operating and equity investment income results. The main reason for the decreases were the inclusion in this year's results of interest expense associated with Elwood's bond financing. In prior periods, the interim financing costs for this project were reflected as corporate interest expense. The impact of this financing significantly reduced equity investment income from Elwood by $4.4 million and $12.3 million for the three- and nine-month periods, respectively. Last year's fiscal year-to-date results also benefited from a gain on the liquidation of financial hedges associated with Elwood's gas supply requirements ($4.0 million). Other than the financing and hedge impact, operating and equity investment income increased significantly due to Elwood's first full year of operation with its expanded facilities, which became commercially operable in June 2001 ($2.8 million and $6.0 million for the three- and nine-month periods, respectively). The Company will also benefit from the 350-megawatt SCEP project, which began commercial operations in July. Finally, higher development expenses related to the pursuit of new power projects contributed to the decrease.

Midstream Services Segment

The Company is engaged in wholesale activities that provide value to gas distribution marketers, utilities and pipelines. The Company, through Peoples Gas, operates a natural gas hub. It also owns and operates, through Peoples Energy Resources Corp., a natural gas liquids peaking facility and is active in other asset-based wholesale activities. The Company and Enron were equal partners in enovate, which engaged in a comprehensive wholesale business for the Chicago marketplace including marketing and trading. Enron filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 2, 2001. Subsequently, the Company acquired Enron's 50 percent interest in enovate. (See "Other Matters - Enron Bankruptcy Filing.")

Revenues for the three- and nine-month periods increased $37.0 million and $6.4 million, respectively. In previous periods, enovate income was reported, in compliance with Financial Accounting Standards Board (FASB) standards, as equity investment income. enovate is now a wholly owned subsidiary and 100 percent of its sales are recorded in revenues. Income from Midstream Services is derived primarily from asset optimization and third-party physical transactions.

Operating and equity investment income decreased $2.2 million and $6.2 million for the third quarter and fiscal year-to-date, respectively, compared with prior periods, which benefited from unusual natural gas price volatility. The declines were primarily due to reductions in enovate income ($2.0 million and $7.0 million) and to decreases in wholesale activities ($1.2 million and $2.7 million). Partially offsetting these effects were increases in operating income from hub activity ($0.9 million and $3.7 million).

Retail Energy Services Segment

The Company markets gas and electricity and provides energy management and other services to retail customers.

Revenues for the three- and nine-month periods decreased $16.1 million and $104.9 million, respectively, due to a decline in natural gas commodity prices. Margins in the Retail Energy Services segment are dependent on various factors ranging from utility tariffs, price movements in the wholesale market, competitive pressures and market perceptions; making revenue statistics an unreliable indicator of results.

Operating income for the three-and nine-month periods increased $1.1 million and $2.2 million, respectively. The increase for the three months ended was a result of an increase in gas margin ($1.5 million) offset by an increase in the provision for uncollectible accounts. The increase for the nine months ended was a result of higher electric margins ($2.3 million) and a reduction in operating expenses offset, in part, by lower gas margins mainly due to the one-time change in accounting methods in the prior period ($2.9 million).

Oil and Gas Production Segment

The Company is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in North America. The Company also has an equity investment in EnerVest Energy, L.P. (EnerVest), which develops and manages a portfolio of oil and gas producing properties. The Company's primary focus is on natural gas, with growth coming from low-to-moderate-risk drilling opportunities and the acquisition of proved reserves with upside potential that can be realized through drilling, production enhancements and reservoir optimization programs. Certain producing properties owned by the Company qualify for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. The Section 29 income tax credits are computed based on units of production and are scheduled to expire December 31, 2002.

On January 25, 2002, the Company announced that it had elected to change its method of accounting for oil and gas properties from the full cost method to the successful efforts method. All prior year results have been restated accordingly. (See Note 1 of the Notes to Consolidated Financial Statements.)

Revenues for the three-month period decreased $2.7 million due mainly to a decline in net realized prices from $3.64 per Mcf in the previous quarter to $3.18 per Mcf in the current quarter. Revenues for the nine-month period increased $12.2 million due to the impact of new reserves acquired in 2001, positive results from drilling programs and the settlement of hedges associated with Enron. (See "Other Matters - Enron Bankruptcy Filing.") Offsetting these effects, in part, was a decline in net realized natural gas prices from $3.25 per Mcf in the previous fiscal year-to-date to $3.08 per Mcf in the current fiscal year-to-date. Operating and equity investment income for the three-month period decreased $5.3 million due mainly to reduction in equity investment income ($3.4 million) primarily as a result of smaller gains on the sale of assets in the EnerVest partnership during the current quarter as compared to the previous period. This segment was also affected by lower net realized prices and slightly lower production on segment-owned assets. The operating and equity investment income variation for the nine-month period was insignificant. Higher production was offset by lower prices and an increase in depreciation, depletion and amortization.

The Company will continue to pursue low-to-moderate-risk drilling opportunities within its core areas of ownership and operation. Existing oil and gas properties will be developed through drilling, workovers and operational enhancements. The Company will also continue to pursue oil and gas reserve acquisitions that are consistent with its growth strategy and hedge a substantial portion of its production in order to mitigate commodity price risk.

As of June 30, 2002, the Company had hedges in place for the last quarter of fiscal 2002 at an average price of $3.18 per MMbtu. These hedges account for approximately 87 percent of the projected gas production from currently owned properties. As of June 30, 2002, the Company had hedges for fiscal 2003 in place at an average price of $3.29 per MMbtu. Despite increased production and the Enron related hedge settlement, the Company anticipates a decrease in earnings for this segment for fiscal 2002, as compared to fiscal 2001. Contributing to the anticipated decrease are equity investment losses, lower commodity prices and higher depreciation, depletion and amortization expense, partially offset by the impact of increased production. The Company has previously announced that it is lowering its original forecast to invest $145.0 million in oil and gas to approximately $65.0 million as a result of the current acquisition environment and the relative absence of opportunities that meet the Company's investment criteria and risk profile. The Company has continued to look at acquisition opportunities of various sizes that meet its criteria. In June, the Company acquired an interest and operated position in the East White Point Field in South Texas. The reserves acquired, 90 percent of which are natural gas, were purchased for approximately $10.5 million and added approximately 1.8 Mcfe per day production.

The Company anticipates quarterly earnings over the next quarter and fiscal year to be impacted, either positively or negatively, as the equity investment partnership (EnerVest) is exited through the periodic sale of partnership properties. The gains or losses on the sale of these properties will be recognized in the quarter in which they occur. In July, EnerVest closed the sale of an additional property, which will result in a net book loss of $3.6 million to equity income in the fourth quarter. Additional property sales are expected to close during the fourth quarter which are expected to substantially offset the loss. The Company continues to work with EnerVest and the other partners in the venture to maximize the value of the partnership with an overall expectation to exit this investment by the end of fiscal 2003.

Other Segment

The Company is involved in other activities such as district heating and cooling through its Trigen-Peoples partnership. The Company has invested in Enertech, a venture capital fund specializing in energy-related and telecommunication entities. These and certain business development activities do not fall under the above segments and are reported in the Other segment. The reported results include income from the development of fueling stations for natural gas vehicles. The Company is in the process of exiting this business.

Operating and equity investment income for the three- and nine-month periods remained relatively flat.

Corporate and Adjustments

Corporate activities that support the business segments, as well as consolidating adjustments, are included under Corporate and Adjustments.

Operating and equity investment income for the three- and nine-month periods remained relatively flat.

Other Income and Deductions

Other income and deductions for the three- and nine-month periods for the Company decreased $0.5 million for both periods, due mainly to lower interest income ($3.4 million and $7.6 million). Partially offsetting these effects was a $2.8 million loss in the prior periods due to the write-off of the investment in the Whitecap Energy System partnership. Also affecting the nine months ended comparison was a gain in the current period on the disposition of properties ($1.7 million) and a loss in the previous period on the disposition of property ($2.8 million).

Other income and deductions for the three- and nine-month periods for both Peoples Gas and North Shore Gas were insignificant.

Interest Expense

Interest expense for the three- and nine-month periods for the Company decreased $4.5 million and $10.8 million, respectively, due to a combination of factors. Utility short-term borrowing requirements were much lower due to the impacts of warmer weather, lower natural gas prices and improved customer collections. Additionally, the Company benefited from lower interest rates on Peoples Gas' variable rate bonds. Partially offsetting these benefits in the nine-month period was an increase in corporate interest expense due to increased borrowings to fund diversified expansion projects, offset by a decrease in corporate short-term debt resulting from the Elwood bond financing.

Interest expense for the three- and nine-month periods for Peoples Gas decreased $3.6 million and $10.6 million, respectively. The decreases were mainly due to lower short-term borrowing requirements as a result of lower working capital needs and to lower interest rates on the variable rate bonds.

Interest expense variations for the three-month period for North Shore Gas was insignificant. Interest expense for the nine-month period decreased $0.3 million mainly due to lower short-term borrowing requirements as a result of lower working capital needs.

OPERATING STATISTICS
Summary of Selected Operating Data (Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues (In Thousands):
Gas Distribution Sales
- Residential
-Heating	$ 167,909	$ 154,623	$ 672,178	$ 1,302,359
-Non-heating	12,241	11,618	36,201	49,081
- Commercial	24,388	18,933	97,193	192,937
- Industrial	5,070	2,422	17,770	37,347
Transportation	24,064	24,215	91,540	113,248
Other	2,775	7,183	26,709	14,015
Total Gas Distribution Revenues	$ 236,447	$ 218,994	$ 941,591	$ 1,708,987
Gas Distribution Deliveries (MDth)
Sales - Residential
-Heating	20,046	13,527	103,382	116,373
-Non-heating	772	561	2,909	2,746
- Commercial	3,194	1,824	15,995	17,834
- Industrial	779	324	3,378	3,617
Transportation	18,256	15,501	77,470	85,349
Total Gas Distribution Deliveries	43,047	31,737	203,134	225,919
Weather
Degree Days - actual	854	667	5,581	6,580
Per cent colder (warmer) than normal	10.3%	-13.8%	-11.5%	4.3%
Number of Gas Distribution Customers (average)
Sales - Residential
-Heating	755,612	754,592	749,090	751,468
-Non-heating	176,820	177,147	176,748	177,896
- Commercial	45,727	44,902	44,620	46,952
- Industrial	2,941	2,918	2,893	3,061
Transportation	19,987	22,073	20,907	19,563
Total Gas Distribution Customers	1,001,087	1,001,632	994,258	998,940
Retail Energy Gas and Electric Customers (at June 30)	11,397	13,929	11,397	13,929
Megawatt Capacity (Pro Rata Share)	675	300	675	300
Oil and Gas Production
Average daily production:
Gas (MMCFD)	43.0	44.6	45.9	34.2
Oil (MBOD)	1.0	1.2	1.1	1.1
Gas equivalent (MMCFED)	49.3	51.8	52.7	40.9

Percentage hedged:
Gas	100%	66%	88%	74%
Oil	100%	41%	90%	49%

Average hedge price:
Gas ($/MCF)	$ 3.26	$ 3.26	$ 3.38	$ 2.70
Oil ($/BBL)	$ 21.08	$ 20.18	$ 21.38	$ 20.96

Net realized price:
Gas ($/MCF)	$ 3.18	$ 3.64	$ 3.08	$ 3.25
Oil ($/BBL)	$ 19.65	$ 20.91	$ 19.08	$ 23.17
Equivalent ($/MCFE)	$ 3.19	$ 3.62	$ 3.45	$ 3.35

Critical Accounting Policies

In preparing the Company's financial statements using GAAP, management exercises judgement in the selection and application of accounting principles, including making estimates and assumptions. Management considers its critical accounting policies to be those which are important to the representation of the Company's financial condition and results of operations and which require management's most difficult and subjective or complex judgements, including those which could result in materially different amounts if the Company reported under different conditions or using different assumptions. Management considers its current critical accounting policies to be in the areas of regulated operations, environmental matters, retirement and postretirement benefits, derivative instruments and hedging activities and depreciation, depletion and amortization (see Part II, Item 8., Notes to Consolidated Financial Statements 1L, 5A, 8, 1I and 1H in the Company's 2001 Form 10-K). There have been no material changes in the policies management considers its critical accounting policies.

Regulated Operations. Peoples Gas' and North Shore Gas' utility operations are subject to regulation by the Commission. Regulated operations are accounted for in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This standard controls the application of GAAP for companies whose rates are determined by an independent regulator such as the Commission. Regulatory assets represent certain costs that are expected to be recovered from customers through the ratemaking process. When incurred, such costs are deferred as assets on the balance sheet and subsequently recorded as expenses when those same amounts are reflected in rates.

The following regulatory assets of subsidiaries were reflected in Current Assets and Other Assets in the Consolidated Balance Sheets at June 30:

	At June 30,
	2002	2001
	(In Thousands)
Regulatory assets of Peoples Gas
Environmental costs, net of recoveries (see Note 5A)	$102,003	$ 41,124
Income tax (see Note 1K)	19,484	17,183
Discount, premium, expenses, and loss on reacquired bonds	4,290	4,539
Derivative Instruments and Hedging Activities	(23)	-
Total regulatory assets of Peoples Gas	$125,754	$ 62,846

	At June 30,
	2002	2001
	(In Thousands)
Regulatory assets of North Shore Gas
Environmental costs, net of recoveries (see Note 5A)	$ 20,403	$ 20,559
Discount, premium, expenses, and loss on reacquired bonds	1,558	1,637
Derivative Instruments and Hedging Activities	(5)	-
Total regulatory assets of North Shore Gas	$ 21,956	$ 22,196

Environmental Matters. The Company's utility subsidiaries, their predecessors, and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas (Manufactured Gas Sites). The utility subsidiaries are accruing and deferring the costs they incur in connection with environmental activities at the Manufactured Gas Sites pending recovery through rates or from insurance carriers or other entities. The amounts deferred include costs incurred but not yet recovered through rates and management's best estimate of the future costs of investigating and remediating the Manufactured Gas Sites. The estimate is based upon an ongoing review by management and its outside consultants of future investigative and remedial costs, including updated estimates based on completed investigations or specific remedial plans. The utilities record a liability in the amount of the estimate under SFAS No. 5. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time. The amounts deferred do not reflect potential contributions from other entities unless such contributions are considered probable.

The utilities are recovering the costs of environmental activities relating to their former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Commission. In accordance with SFAS No. 71, the utilities record a regulatory asset corresponding to the accrued liability, which is included in Other Deferred Credits on the balance sheet. Accordingly, amounts deferred do not have an impact upon the income statement.

Retirement and Postretirement Benefits. The Company has two defined-benefit pension plans for the benefit of substantially all full-time regular employees. Various assumptions are used in calculating the expense (credits) and liability (asset) related to the plans. Actuarial assumptions include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company within certain guidelines. In addition, based on plan experience, the Company's actuarial consultant also uses other assumptions such as estimated lump sum settlements and timing of retirements. The assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower lump sum settlements or longer or shorter estimated retirement dates of participants. These differences may result in a significant impact on the amount of pension expense (credit) recorded in future periods.

At the time an employee retires, he or she can choose to receive a lifetime pension annuity or a lump sum settlement. The lump sum settlement may not equal the net asset value in the plan applicable to that employee. The Company has chosen to record this difference as a gain or loss in the current period instead of amortizing the difference over the expected average service life of the remaining participants. Both methods are acceptable under GAAP. Prepaid pension credit are reflected in the Other Assets section of the balance sheet.

In addition, the Company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefit coverage if they reach retirement age while working for the Company. The plans are funded based on actuarial determinations and in consideration of tax regulations. The Company accuses the expected costs of such benefits during the employees' years of service. This accrual is based on assumptions regulating discount rates, rate of return on assets and health care cost.

Derivative Instruments and Hedging Activities. The Company uses a variety of commodity contracts and financial instruments to manage a portion of the market risk associated with fluctuations in the price of natural gas and crude oil. These instruments can be categorized as forward contracts, no cost collars, options and futures contracts. The Company also uses an interest rate swap to eliminate interest rate fluctuations on certain variable rate debt. In accordance with the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted by the FASB and Derivatives Implementation Group, the Company accounts for the vast majority of these instruments as effective cash flow hedges or fair value hedges. As such, gains or losses associated with the derivative financial instruments are matched with gains or losses resulting from the underlying physical transaction that is being hedged. To the extent that the derivative financial instruments are deemed ineffective or do not qualify for hedge accounting, gains or losses from the derivative financial instruments is marked-to-market on the income statement without regard to an underlying physical transaction.

Due to the nature of the Company's business, many of the contracts are like derivatives but are used for physical delivery and therefore are accounted for by traditional accounting while other similar contracts do not qualify for the normal sales or purchases exclusion and therefore require mark-to-market accounting. Management reviews contracts on an individual basis to make this determination.

Depreciation, Depletion and Amortization. The Company uses certain assumptions in its calculation of its depletion, depreciation and amortization. The Company's depletion rate, which is used to amortize its investment in oil and gas production assets, is calculated using engineering estimates of reserves. A difference in actual reserves from the estimate will cause this rate to fluctuate resulting in higher or lower than anticipated depletion.

The Company's depreciation is a direct result of applying Company asset retirement experience to industry standard property retirement data in calculating property useful lives. In situations where this information is unavailable, engineering estimates or management's judgement are used. While the Company believes its method is statistically sound, actual experience may vary from the estimate and could have a significant impact on the Company's depreciation expense. Changes in service lives for the utility companies require approval of the Illinois Commerce Commission.

Other Matters

Accounting Standards. During July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and an annual impairment test thereafter. The Company, Peoples Gas and North Shore Gas adopted SFAS No. 142, effective October 1, 2001. However, the Company and its subsidiaries have no goodwill on their books resulting from acquisitions and the Company also has no recorded intangible assets that have indefinite lives. Therefore, the Company has no impairment within the year of adoption.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 2002. At this time the Company, Peoples Gas and North Shore Gas are currently evaluating the impact, if any, that the standard will have. The Company, Peoples Gas and North Shore Gas do not expect the adoption of SFAS 143 to have a material effect on their financial condition or results of operations.

In October 2001, the Company, Peoples Gas and North Shore Gas elected early adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this standard did not have a material effect on their financial condition or results of operations.

Enron Bankruptcy Filing. On April 4, 2002, the Company announced that the U.S. Bankruptcy Court in New York approved the assignment of its utilities' gas purchase and agency agreements to Occidental Energy Marketing (Occidental).

In other court-approved transactions, Occidental was also assigned, and in turn settled certain hedges formerly in place with Enron. These hedge contracts were reflected on the December 31, 2001 financial statements as receivables of $2.5 million for financial hedges based on the price in effect at the time the hedges were declared ineffective. The contracts were settled in the second quarter with Occidental at a market price of $7.6 million resulting in a $5.1 million gain in income.

During the second quarter, the Company acquired Enron's 50 percent interest in enovate, its partnership with Enron, and is continuing to provide wholesale services to the Chicago regional marketplace independently while it evaluates new partnership opportunities. Results from this business are now recorded in the Midstream Services segment as a consolidated subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company, Peoples Gas and North Shore Gas for the nine months ended June 30:

	The Company		Peoples Gas		North Shore Gas
(In Thousands)	2002	2001	2002	2001	2002	2001
Net cash provided by (used in) operations	$298,756	$101,139	$181,647	$80,131	$26,090	$26,667
Net cash provided by (used in) investing activities	$87,640	($270,632)	($67,823)	($79,413)	($9,962)	($11,663)
Net cash provided by (used in) financing activities	($358,697)	$186,336	($178,486)	$17,013	($8,120)	($14,402)

See the consolidated statement of cash flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

In addition to the required June 30, 2002 and September 30, 2001 balance sheets, the Company, Peoples Gas and North Shore Gas have included the comparable June 30, 2001 balance sheets. Many of the fluctuations between the current quarter and the prior fiscal year end are due to weather seasonality and volatility in natural gas prices.

The Company's total assets at June 30, 2002 decreased $274.5 million from September 30, 2001. The main reason for this decrease was the permanent financing by Elwood (see Note 6 of the Notes to Consolidated Financial Statements) and its reimbursement to the Company of advances ($147.6 million) and equity investment ($59.0 million). Also contributing to the decrease was lower net customer accounts receivables ($44.1 million) (see Note 5 of the Notes to Consolidated Financial Statements) resulting from increased collection efforts, the special $17 million charge to increase the reserve for uncollectible accounts and normal seasonality of collection trends. A normal seasonal reduction in gas in storage ($43.8 million) contributed to the reduction in total assets, partially offset by an increase in prepaid pension costs ($22.9 million) due primarily to pension benefit accounting arising from the first quarter voluntary early retirement program. The receivable balance at June 30, 2001 reflects the high unit cost of gas discussed previously. The increases in noncurrent regulatory assets and the environmental and other deferred credits from the prior year reflect the increase in environmental costs which are discussed in Note 4 of the Notes to Consolidated Financial Statements.

The Company's current liabilities decreased at June 30, 2002 by $359.3 million from September 30, 2001. The change was mostly a result of a decrease in short-term debt ($305.5 million) primarily due to improved cash flow for the utilities and to the Elwood power project being financed at the partnership level with funds used to reduce corporate short-term debt. Also contributing to the change in current liabilities was a reduction in accounts payable ($92.8 million) due to discontinuing a gas storage leasing program in the current period and to a decrease in gas sales revenues refundable through rate adjustments ($44.3 million). Partially offsetting these effects were increases in the temporary LIFO liquidation credit ($37.8 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end and in accrued taxes ($34.7 million). Short-term debt has decreased from the June 30, 2001 level due to the long-term financing of the Elwood facility in which the Company's portion of the financing was used to reduce short-term debt and as a result of warmer weather, lower gas prices and improved customer collections.

The Company's AOCI decreased at June 30, 2002 by $14.2 million from September 30, 2001. The change is entirely the result of changes in the fair market value of cash flow hedges used to reduce interest and commodity price risks.

Total assets of Peoples Gas at June 30, 2002 decreased $114.7 million from September 30, 2001 primarily due to a reduction in cash and cash equivalents ($64.7 million) due to the seasonal timing of cash flow. Also contributing to the decrease was lower customer accounts receivable ($43.6 million) resulting from increased collection efforts, the special $17 million charge to increase the reserve for uncollectible accounts and normal seasonality of collection trends. A reduction in gas in storage ($39.1 million) due to ordinary gas distribution activity contributed to the reduction in total assets, partially offset by an increase in prepaid pension costs ($21.4 million). The increases in noncurrent regulatory assets and environmental and other deferred credits from the prior year reflect the increase in environmental costs which are discussed in Note 4 of the Notes to Consolidated Financial Statements.

Current liabilities for Peoples Gas at June 30, 2002 decreased $195.5 million from September 30, 2001. The decrease was mainly due to a reduction in short-term debt ($143.2 million) used to supplement working capital needs in the prior period. Also affecting the variation was a decrease in accounts payable ($99.1 million) due to discontinuing a gas storage leasing program in the current period and to a reduction in gas sales revenue refundable through rate adjustments ($32.7 million). Offsetting these effects, in part, was an increase in the temporary LIFO liquidation credit ($30.5 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end. Also affecting the change were increases in accrued taxes ($27.0 million) and dividends payable on common stock ($17.6 million). Short-term debt has decreased from the June 30, 2001 level mainly as a result of warmer weather, lower gas prices and improved customer collections.

Total assets of North Shore Gas at June 30, 2002 increased $5.2 million from September 30, 2001 primarily due to an increase in cash and cash equivalents ($8.3 million) due to the seasonal timing of cash flow and to an increase in temporary investments ($2.5 million). Partially offsetting these effects was lower customer accounts receivable ($3.7 million) resulting from normal seasonality and from a reduction in gas in storage ($3.6 million) due to ordinary gas distribution activity.

Current liabilities for North Shore Gas at June 30, 2002 decreased $3.9 million from September 30, 2001 due mainly to a decrease in gas sales revenue refundable through rate adjustments ($11.5 million) and to a reduction in accounts payable ($7.9 million). Partially offsetting these effects was an increase in the temporary LIFO liquidation credit ($7.4 million) in the current period due to the anticipated replenishment of the lower cost LIFO price layer by fiscal year end and to an increase in accrued taxes ($7.3 million).

Financial Sources

The Company has access to outside capital markets and to internal sources of funds that together provide sufficient resources to meet capital requirements. It does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between December and May. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time-to-time on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

In addition to cash generated internally by operations, as of June 30, 2002 the Company has credit facilities of $285.0 million, all of which was unused. Two of the Company's credit facilities totaling $257.7 million provide that the lenders under such facilities may terminate the credit commitments and declare any outstanding amounts due and payable if the Company's debt-to-total capital ratio exceeds 65 percent during any period of time that the Company's long-term credit rating falls below A- (by Standard & Poor's) or A3 (by Moody's Investor Services). Also, Peoples Gas has $90.0 million of available credit facilities through August 2002 of which $24.0 million is available to North Shore Gas, all of which was unused as of June 30, 2002. The $90 million credit facilities are expected to be renewed when the current facilities expire. The Company and both Gas Distribution subsidiaries have ready access to the commercial paper markets.

Off-balance sheet debt consists of the Company's pro rata share of non-recourse debt of various equity investments, including Trigen-Peoples, EnerVest and Elwood. At June 30, 2002 and September 30, 2001, this debt amounted to $229.0 million and $35.6 million, respectively.

The Company has been assigned corporate credit ratings of A2 by Moody's Investors Service, A+ by Standard & Poor's and A+ by Fitch Ratings. The commercial paper ratings are P-1, A-1 and F-1, respectively. The long-term debt of both gas distribution utility subsidiaries is rated Aa2 by Moody's Investors Service, AA- by Standard & Poor's and AA by Fitch Ratings. The commercial paper of both subsidiaries has the top rating from the three rating agencies. The current credit ratings have been confirmed recently by Fitch Ratings and are under review by Moody's Investor Service and Standard & Poor's.

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to $500 million of securities. At June 30, 2002, no securities have been issued under this registration statement. Proceeds may be used for general corporate purposes, including acquisitions.

Financial Uses

Capital Spending. In the nine-month period, the Company spent $112.8 million on capital projects, including partnership investments of $10.5 million. Peoples Gas and North Shore Gas, which make up the Gas Distribution segment, spent $56.6 million and $7.2 million, respectively on property, plant and equipment in the same period. The remaining $49.0 million was spent by the diversified business segments.

In the first quarter of 2002, Peoples Gas retired short-term debt of $200 million that was issued in the first quarter of 2001 using cash on hand, intercompany loans and commercial paper. The Company also anticipates retiring $100 million in variable rate notes due August 1, 2002.

Working Capital Credit Facility. Elwood, the Company, and Dominion have entered into a revolving working capital credit facility under which the Company and Dominion will fund Elwood's working capital requirements up to a maximum aggregate amount of $10 million. The facility is dated June 28, 2002 and commenced July 1st. The outstanding loans would earn interest at the commercial paper rate of A2/P2 plus 50 basis points.

Dividends. On February 6, 2002, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock to 52 cents per share from the 51 cents per share previously in effect. The annualized dividend rate is $2.08 per share.

Guarantees

As of June 30, 2002, there were $54.2 million of guarantees for debt service, debt and operational guarantees of the Company's unconsolidated equity investments, which is down from $66.4 million at September 30, 2001. Management does not consider it likely that the Company would be required to perform or otherwise incur any losses associated with the above guarantees.

A breakdown of these guarantees by partnership follows:

	06/30/02	09/30/01
	(In Millions)

Elwood	$ 35.2	$ 29.1
SCEP	30.0	-
enovate	-	18.3
Trigen-Peoples	19.0	19.0
	$ 84.2	$ 66.4

Contingencies

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and work at certain sites that were the location of former manufactured gas operations. (See Note 4 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado. North Shore Gas filed a declaratory judgment action in the District Court for the Northern District of Illinois asking the court to declare that North Shore Gas is not liable for response costs relating to the site. The defendant filed a counterclaim for costs incurred by the defendant with respect to the site. (See Note 4 of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceeding for Fiscal 2001. The Commission is conducting a proceeding regarding the fiscal 2001 reconciliation of Peoples Gas' revenues from the Gas Charge and related costs. In this proceeding, the Commission Staff (Staff) has raised concerns about the prudence of gas costs associated with gas that Peoples Gas resold as part of its normal operational practices. The Staff has not yet submitted evidence or made a specific recommendation, but, as part of the discovery process, it filed a motion to compel the production of certain information about these transactions and their possible relationship to Peoples Gas' affiliates. The Commission's Administrative Law Judge has not ruled on the motion, which Peoples Gas is contesting. Under the current procedural schedule, Staff and interested parties will submit their direct evidence on August 22, 2002, followed by responsive evidence from Peoples Gas and other parties. Evidentiary hearings are scheduled for December and an order from the Commission is not expected before the first quarter of calendar 2003. Peoples Gas believes that its gas costs were prudently incurred and that it will not be required to refund a material amount but cannot predict the outcome of the proceeding.

Risk Management

Commodity Price Risk. The Company's earnings may vary due to changes in commodity prices (market risk) through its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps and options contracts. These instruments are commonly referred to as "derivatives" because they derive their values from the price of an underlying physical commodity or security.

The Company monitors and controls its derivative and physical positions using analytical techniques including measuring future obligations to changes in market price (mark-to-market), sensitivity analysis and value at risk. This process provides information on credit exposure as well as the current value of the portfolio.

Starting in the second quarter, the Company's utilities began a program to utilize financial derivative instruments to "lock-in" the purchase price for a portion of its future natural gas purchases. The strategy is intended to minimize fluctuations in gas costs charged to the regulated gas sales customers. Since these derivative instruments are not designated as hedges and are employed to support gas costs charged to regulated gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives are recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are included as an adjustment to gas purchases in the determination of the monthly gas charge passed through to customers.

The Company has positions in natural gas transportation and inventory as part of its Midstream operations. The Company uses derivative financial instruments to protect against loss of value caused by changes in the market place. Gains and losses generated by the derivatives are recorded in the same income statement category as the underlying hedged position. Although most of the physical contracts managed by the Midstream segment are accounted for on an accrual basis, a number of contracts are recorded on a mark-to-market basis. As of June 30, the Company had a mark-to-market liability of $1.1 million and a mark-to-market asset of $0.2 related to these contracts.

Interest Rate Risk. Interest rate risk generally is related to the Company's and its Gas Distribution subsidiaries' outstanding debt. A sensitivity analysis methodology is being utilized to determine potential loss of future earnings, fair values, or cash flows from market risk sensitive instruments over a selected time period due to hypothetical changes in interest rates.

The Company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. The Company currently has $227.0 million outstanding in variable rate bonds and notes (taxable and tax-exempt) which represents 24 percent of total outstanding debt. As of June 30, 2002, a change in interest rates by 100 basis points would impact annualized interest expense by approximately $2.3 million.

Excluded from the above calculation is $75.0 million of the Company's variable rate $100.0 million Notes due August 1, 2002. The Company's exposure to change in interest rates has been reduced due to the execution of an interest rate swap effective February 1, 2001 to fix the rate at 6.8 percent for $75.0 million of the $100.0 million.

Peoples Gas manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. Peoples Gas currently has $202.0 million outstanding in variable rate bonds and notes (tax-exempt) which represents 40 percent of total outstanding debt. As of June 30, 2002, a change in interest rates by 100 basis points would impact annualized interest expense by approximately $2.0 million.

North Shore Gas currently has no outstanding variable rate bonds or notes.

Credit Risk. Pursuant to the Company's credit policy, maximum exposure is established for all counterparties based on a thorough review of financial condition. The Company has taken action to reduce exposure to counterparties with low credit ratings by reducing exposure limits and reducing or terminating future business. The Company is reviewing and changing where necessary its credit underwriting, monitoring and valuation procedures. For example, the Company has increased its oversight of the financial condition of those counterparties who have been downgraded or are on credit watch by rating agencies. Because such controls are in place, the Company, as of June 30, 2002, does not anticipate that any nonperformance by these counterparties will have a material adverse effect on the financial condition or results of operation of the Company.

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At June 30, 2002, such restrictions amounted to $11.6 million out of North Shore Gas' total retained earnings of $81.7 million.

Peoples District Energy owns a 50% equity interest in Trigen-Peoples District Energy Company ("Trigen-Peoples"). The Sponsor Support and Equity Contribution Agreement related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples to be less than $7 million. At June 30, the partners' capital account total was $7.8 million.

Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At June 30, 2002, the minimum debt service coverage ratio required of Elwood to permit distributions was 1.2 to1.0 and Elwood's actual debt service coverage ratio was approximately 1.55 to 1.0.

FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) contains statements that may be considered forward-looking, such as: management's expectations, management's earnings estimates for fiscal 2002, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution utility subsidiaries, the adequacy of the Gas Distribution segment's changes to increase the reserve for uncollectible accounts that relate to the winter of 2000/2001 and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  the future health of the U.S. and Illinois economies;
  the timing and extent of changes in energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts, and interest expense;
  adverse resolution of material litigation;
  business and competitive conditions resulting from deregulation and consolidation of the energy industry;
  effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;
  regulatory developments in the U.S., Illinois and other states where the Company does business;
  changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
  operational factors affecting the Company's Gas Distribution, Power Generation and Oil and Gas Production segments;
  drilling risks and the inherent uncertainty of gas and oil reserve estimates;
  weather related energy demand;
  the timing and extent of changes in interest rates; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail under the captions "Competition and Deregulation," "Regulation," "Environmental Matters," and "Current Gas Supply" in "Item 1 - Business" of the Annual Report on Form 10-K. All forward-looking statements included in this MD&A are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk are reported under "MD&A - Risk Management," and Note 1 of the Notes to Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of the Notes to Consolidated Financial Statements for a discussion pertaining to environmental matters.
Item 2. Changes in Securities and Use of Proceeds

On May 1, 2002, a total of 2,400 shares of the Company's common stock ("Stock") and 24,000 options to purchase the Company's common stock were granted to the Company's eight non-employee directors. The common stock and options were granted pursuant to the Company's Directors Stock and Option Plan and comprise a portion of the annual retainer paid to non-employee directors of the Company. The grant of common stock and options is exempt from registration under the Securities Act of 1933 ("Securities Act") pursuant to Section 4(2) of the Securities Act. The exercise price for each option granted under the plan is $38.96, which is the mean of the highest and lowest quoted selling price for the Company's common stock in the New York Stock Exchange Composite Transactions on April 30, 2002. Options granted under the plan are generally not exercisable until six months after the date of the grant and have a ten-year term.

Item 4. Submission of Matters to a Vote of Security Holders
The Peoples Gas Light and Coke Company:

a.

Peoples Gas held its Annual Meeting of Shareholders on April 26, 2002. The following persons were elected Directors of Peoples Gas and comprise the entire Board of Directors of Peoples Gas: Donald M. Field, James Hinchliff, William E. Morrow, Thomas A. Nardi, Thomas M. Patrick, and Richard E. Terry.

b.	The following matter was voted upon at the Annual Meeting of Shareholders. There were no broker non-votes with respect to any matters voted upon.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, William E. Morrow, Thomas A. Nardi, Thomas M. Patrick, and Richard E. Terry. The Secretary of Peoples Gas certified the following vote tabulations:

	FOR	WITHHELD
Donald M. Field . . . . . . . . . . .	24,817,566	0
James Hinchliff . . . . . . . . . . . .	24,817,566	0
William E. Morrow . . . . . . . . .	24,817,566	0
Thomas A. Nardi . . . . . . . . . . .	24,817,566	0
Thomas M. Patrick . . . . . . . . .	24,817,566	0
Richard E. Terry . . . . . . . . . . .	24,817,566	0

North Shore Gas Company:

a.

North Shore Gas held its Annual Meeting of Shareholders on March 29, 2001. The following persons were elected Directors of North Shore Gas and comprise the entire Board of Directors of North Shore Gas: Donald M. Field, James Hinchliff, William E. Morrow, Thomas A. Nardi, Thomas M. Patrick, and Richard E. Terry.

b.	The following matter was voted upon at the Annual Meeting of Shareholders. There were no broker non-votes with respect to any matters voted upon.

1.

The election of nominees for directors who will serve for a one-year term or until their respective successors shall be duly elected. The nominees, all of whom were elected, were as follows: Donald M. Field, James Hinchliff, William E. Morrow, Thomas A. Nardi, Thomas M. Patrick, and Richard E. Terry. The Secretary of North Shore Gas certified the following vote tabulations:

	FOR	WITHHELD
Donald M. Field . . . . . . . . . . .	3,625,887	0
James Hinchliff . . . . . . . . . . . .	3,625,887	0
William E. Morrow . . . . . . . . .	3,625,887	0
Thomas A. Nardi . . . . . . . . . . .	3,625,887	0
Thomas M. Patrick . . . . . . . . .	3,625,887	0
Richard E. Terry . . . . . . . . . . .	3,625,887	0

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

3.1	Amendment to the By-Laws of the Registrant dated April 3, 2002.

3.2	By-Laws of the Registrant, as amended, dated May 1, 2002.

10.1	Amendment to the Long-Term Incentive Compensation Plan dated May 22, 2002.

10.2	Long-Term Incentive Compensation Plan, as amended, dated May 22, 2002.

10.3	Revolving Working Capital Credit Facility agreement by and between the Company and Dominion Energy, Inc., dated June 28, 2002.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed or furnished during the quarter ended June 30, 2002

Date of Report - April 26, 2002
Item 9 - Regulation FD Disclosure
Press Release and Conference Call Script

Date of Report - April 26, 2002
Item 5 - Other Events
Forward Looking Financial Information

Date of Report - May 6, 2002
Item 9 - Regulation FD Disclosure
Item 7 - Financial Statements and Exhibits
Information disclosed at securities analysts presentations

Date of Report - May 6, 2002
Item 9 - Regulation FD Disclosure
Item 7 - Financial Statements and Exhibits
Forward looking information disclosed at securities analysts presentations

Date of Report - May 23, 2002
Item 4 - Changes in Registrant's Certifying Accountant
Item 7 - Financial Statements and Exhibits
Deloitte & Touche replaces Arthur Andersen LLP

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended June 30, 2002

None

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended June 30, 2002

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

August 8, 2002	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

August 8, 2002	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

August 8, 2002	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President, Chief Financial Officer and Treasurer

(Same as above)
Principal Financial Officer