Form 10-Q
period 2003-12-31
PEOPLES ENERGY CORP; NORTH SHORE GAS CO /IL/; PEOPLES GAS LIGHT & COKE CO
filed 2004-02-09
CIK 77385, 110101, 77388

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as
Specified in Charter, State of
Incorporation, Address of
Commission	Principal Executive	IRS Employer
File Number	Office and Telephone Number	Identification Number
1-5540	PEOPLES ENERGY CORPORATION	36-2642766
2-26983	THE PEOPLES GAS LIGHT AND COKE COMPANY	36-1613900
2-35965	NORTH SHORE GAS COMPANY	36-1558720
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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Peoples Energy Corporation	Yes [x] No [ ]
The Peoples Gas Light and Coke Company	Yes [ ] No [x]
North Shore Gas Company	Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (January 30, 2003):

Peoples Energy Corporation	Common Stock, no par value, 37,247,852 shares outstanding

The Peoples Gas Light and Coke Company	Common Stock, no par value, 24,817,566 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

North Shore Gas Company	Common Stock, no par value, 3,625,887 shares outstanding (all of which are owned beneficially and of record by Peoples Energy Corporation)

This combined Form 10-Q is separately filed by Peoples Energy Corporation, The Peoples Gas Light and Coke Company, and North Shore Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. The Peoples Gas Light and Coke Company and North Shore Gas Company meet the conditions set forth in General Instruction H.1(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H.2 of Form 10-Q.

Part I - Financial Information

Item I. Financial Statements

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
(In Thousands, Except Per-Share Amounts)
Revenues	$ 604,884	$ 549,111

Operating Expenses:
Cost of energy sold	380,560	329,505
Operation and maintenance	87,310	87,914
Depreciation, depletion and amortization	28,921	27,464
Taxes, other than income taxes	47,696	43,657
Total Operating Expenses	544,487	488,540

Equity investment income (loss)	(245)	(253)

Operating Income	60,152	60,318

Other income and expense - net	605	657

Interest expense	12,281	12,802

Income Before Income Taxes	48,476	48,173

Income tax expense	17,125	17,172

Net Income	$ 31,351	$ 31,001

Average Shares of Common Stock Outstanding
Basic	36,814	35,535
Diluted	36,976	35,639

Earnings Per Share of Common Stock
Basic	$ 0.85	$ 0.87
Diluted	$ 0.85	$ 0.87

Dividends Declared Per Share	$ 0.53	$ 0.52

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands)	2003	2003	2002
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment
Utility plant	$ 2,575,328	$ 2,552,464	$ 2,507,170
Oil and gas	442,635	391,135	335,496
Other	19,033	18,357	15,853
Total property, plant and equipment	3,036,996	2,961,956	2,858,519
Less - Accumulated depreciation, depletion and amortization	1,148,780	1,123,783	1,055,851
Net property, plant and equipment	1,888,216	1,838,173	1,802,668
Investment in equity investees	132,005	142,142	149,993
Other investments	24,818	24,988	22,681
Total Capital Investments - Net	2,045,039	2,005,303	1,975,342

CURRENT ASSETS:
Cash and cash equivalents	2,626	13,648	13,669
Deposits with broker or trustee	24,660	19,361	34,582
Receivables -
Customers, net of reserve for uncollectible accounts
of $29,400, $33,185, and $27,079, respectively	392,263	212,901	350,002
Other	56,723	9,036	44,510
Materials and supplies, at average cost	10,141	9,754	10,209
Gas in storage	173,352	165,583	78,002
Gas costs recoverable through rate adjustments	9,505	22,665	24,083
Regulatory assets of utility subsidiaries	21,046	27,279	17,709
Other	11,781	9,917	8,548
Total Current Assets	702,097	490,144	581,314

OTHER ASSETS:
Prepaid pension costs	187,783	186,961	184,814
Noncurrent regulatory assets of utility subsidiaries	181,861	181,223	177,360
Deferred charges and other	67,949	64,907	35,857
Total Other Assets	437,593	433,091	398,031

Total Assets	$ 3,184,729	$ 2,928,538	$ 2,954,687

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
(In Thousands, Except Shares)	2003	2003	2002
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholders' Equity:
Common stock, no par value -
Authorized 60,000,000 shares
Issued 37,231,180, 36,936,068, and
35,815,527 shares, respectively	$ 357,626	$ 346,545	$ 304,594
Treasury stock - 246,100 shares	(6,760)	(6,760)	(6,760)
Retained earnings	561,806	549,969	534,885
Accumulated other comprehensive income (loss)	(50,088)	(41,755)	(17,920)
Total Common Stockholders' Equity	862,584	847,999	814,799

Long-term debt, exclusive of maturities due within one
year and long-term maturities classified as short-term debt	846,330	744,345	529,345
Total Capitalization	1,708,914	1,592,344	1,344,144

CURRENT LIABILITIES:
Commercial paper	192,921	55,949	229,590
Current maturities of long-term debt	-	-	90,000
Other short-term debt	50,000	152,000	202,000
Accounts payable	179,310	154,564	184,507
Accrued taxes	77,150	45,730	68,489
Other accrued liabilities	100,358	93,075	52,300
Regulatory liabilities of utility subsidiaries	18,430	-	56,345
Dividends payable	19,513	19,446	18,553
Customer deposits	30,890	26,369	8,996
Customer credit balances	61,390	48,402	53,405
Gas costs refundable through rate adjustments	4,113	5,039	1,797
Temporary LIFO liquidation credit	10,260	-	8,982
Total Current Liabilities	744,335	600,574	974,964

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	395,823	407,835	384,213
Investment tax credits	27,368	27,642	28,140
Environmental, pension and other	308,289	300,143	223,226
Total Deferred Credits and Other Liabilities	731,480	735,620	635,579

Total Capitalization and Liabilities	$ 3,184,729	$ 2,928,538	$ 2,954,687

The Notes to Consolidated Financial Statements are an integral part of these statements.

Peoples Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
(In Thousands)	2003	2002
Operating Activities:
Net Income	$ 31,351	$ 31,001
Adjustments to reconcile net income to cash provided by operations:
Depreciation, depletion and amortization	30,304	28,657
Deferred income taxes and investment tax credits - net	(6,941)	6,868
Change in environmental, pension and other liabilities	2,801	14,904
Change in undistributed earnings from equity investments	8,992	2,557
Other changes in noncurrent operating activities	(6,427)	(23,670)
Changes in current assets and liabilities:
Receivables - net	(227,049)	(170,932)
Gas in storage	(7,769)	11,896
Gas costs recoverable/refundable through rate adjustments	12,234	(12,096)
Net regulatory assets/liabilities of utility subsidiaries	24,663	26,934
Accounts payable	24,583	44,586
Other accrued liabilities	(3,278)	(3,969)
Accrued taxes	31,420	21,206
Temporary LIFO liquidation credit	10,260	8,982
Other	15,257	(11,175)
Net Cash Provided by (Used in) Operating Activities	(59,599)	(24,251)

Investing Activities:
Capital spending	(70,518)	(58,361)
Return of capital investments	1,145	2,297
Decrease (increase) in deposits with broker or trustee	(5,299)	(5,937)
Other	94	-
Net Cash Provided by (Used in) Investing Activities	(74,578)	(62,001)

Financing Activities:
Proceeds from (payment of) overdrafts	163	(9,018)
Issuance of commercial paper	136,972	143,719
Retirement of short-term debt	(102,000)	-
Issuance of long-term debt	172,900	-
Retirement of long-term debt	(76,515)	(24,669)
Proceeds from issuance of common stock	11,081	2,895
Dividends paid on common stock	(19,446)	(18,439)
Net Cash Provided by (Used in) Financing Activities	123,155	94,488

Net Increase (Decrease) in Cash and Cash Equivalents	(11,022)	8,236
Cash and Cash Equivalents at Beginning of Period	13,648	5,433
Cash and Cash Equivalents at End of Period	$ 2,626	$ 13,669

Supplemental information:
Income taxes paid, net of refunds	$ 2,872	$ 187
Interest paid, net of amounts capitalized	$ 8,076	$ 10,714

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
(In Thousands)
Revenues	$ 375,637	$ 352,037

Operating Expenses:
Gas costs	213,949	184,769
Operation and maintenance	63,778	66,807
Depreciation and amortization	14,817	14,794
Taxes, other than income taxes	40,595	37,048
Total Operating Expenses	333,139	303,418

Operating Income	42,498	48,619

Other income and expense - net	521	683

Interest expense	5,505	5,882

Income Before Income Taxes	37,514	43,420

Income tax expense	14,326	16,835

Net Income	$ 23,188	$ 26,585

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2003	2003	2002
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 2,225,071	$ 2,203,842	$ 2,162,990
Less - Accumulated depreciation and amortization	870,240	858,838	826,799
Net property, plant and equipment	1,354,831	1,345,004	1,336,191
Other investments	11,615	11,600	11,722
Total Capital Investments - Net	1,366,446	1,356,604	1,347,913

CURRENT ASSETS:
Deposits with broker or trustee	11,320	11,080	27,743
Receivables -
Customers, net of reserve for uncollectible accounts
of $25,759, $29,207 and $24,161, respectively	257,561	131,248	235,481
Intercompany receivables	15,877	27,094	31,915
Other	3,917	2,971	9,297
Materials and supplies, at average cost	8,754	8,404	9,259
Gas in storage, at last-in, first-out cost	108,626	111,992	49,871
Gas costs recoverable through rate adjustments	9,493	22,341	21,668
Regulatory assets	19,622	23,223	16,004
Other	3,019	3,456	1,582
Total Current Assets	438,189	341,809	402,820

OTHER ASSETS:
Prepaid pension costs	177,403	178,003	184,813
Noncurrent regulatory assets	143,592	141,987	147,379
Deferred charges and other	34,967	37,442	16,431
Total Other Assets	355,962	357,432	348,623

Total Assets	$ 2,160,597	$ 2,055,845	$ 2,099,356

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2003	2003	2002
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 40,000,000 shares
Outstanding 24,817,566 shares	$ 165,307	$ 165,307	$ 165,307
Retained earnings	487,216	482,228	479,055
Accumulated other comprehensive income (loss)	(21,041)	(21,052)	(491)
Total Common Stockholder's Equity	631,482	626,483	643,871

Long-term debt, exclusive of maturities due within one
year and long-term maturities classified as short-term debt	452,000	350,000	175,000
Total Capitalization	1,083,482	976,483	818,871

CURRENT LIABILITIES:
Commercial paper	115,944	55,949	121,000
Current maturities of long-term debt	-	-	75,000
Other short-term debt	50,000	176,400	242,115
Accounts payable	93,770	88,954	105,121
Accrued taxes	64,484	29,421	60,531
Other accrued liabilities	45,269	38,347	8,216
Intercompany payables	11,679	45,720	4,644
Regulatory liabilities	16,045	-	48,080
Dividends payable	18,200	-	18,600
Customer deposits	28,664	24,470	8,506
Customer credit balances	50,805	39,728	45,409
Gas costs refundable through rate adjustments	916	28	581
Temporary LIFO liquidation credit	9,459	-	6,868
Total Current Liabilities	505,235	499,017	744,671

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	347,570	355,160	351,644
Investment tax credits	24,386	24,634	25,093
Environmental, pension and other	199,924	200,551	159,077
Total Deferred Credits and Other Liabilities	571,880	580,345	535,814

Total Capitalization and Liabilities	$ 2,160,597	$ 2,055,845	$ 2,099,356

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Peoples Gas Light and Coke Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
(In Thousands)
Operating Activities:
Net income	$ 23,188	$ 26,585
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	16,005	15,868
Deferred income taxes and investment tax credits - net	(8,361)	3,402
Change in environmental, pension and other liabilities	(104)	11,401
Other changes in noncurrent operating activities	7,082	(11,836)
Changes in current assets and liabilities:
Receivables - net	(116,042)	(123,909)
Gas in storage	3,366	15,493
Gas costs recoverable/refundable through rate adjustments	13,736	(14,056)
Net regulatory assets/liabilities	19,646	25,060
Accounts payable	(27,067)	30,560
Other accrued liabilities	(3,639)	(25,120)
Accrued taxes	35,063	22,721
Temporary LIFO liquidation credit	9,459	6,868
Other	15,357	(6,988)
Net Cash Provided by (Used in) Operating Activities	(12,311)	(23,951)

Investing Activities:
Capital spending	(15,440)	(15,142)
Decrease (increase) in deposits with broker or trustee	(240)	(5,941)
Other	155	1
Net Cash Provided by (Used in) Investing Activities	(15,525)	(21,082)

Financing Activities:
Proceeds from (payment of) overdrafts	(2,158)	(6,024)
Issuance of commercial paper	59,995	38,329
Issuance of short-term debt	-	24,640
Retirement of short-term debt	(126,400)	-
Issuance of long-term debt	172,899	-
Retirement of long-term debt	(76,500)	-
Dividends paid on common stock	-	(11,912)
Net Cash Provided by (Used in) Financing Activities	27,836	45,033

Net Increase (Decrease) in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental information:
Income taxes paid, net of refunds	$ (1,271)	$ -
Interest paid, net of amounts capitalized	$ 6,387	$ 8,085

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
(In Thousands)
Revenues	$ 63,863	$ 65,468

Operating Expenses:
Gas costs	41,037	42,260
Operation and maintenance	8,799	7,987
Depreciation	1,692	1,713
Taxes, other than income taxes	4,334	4,625
Total Operating Expenses	55,862	56,585

Operating Income	8,001	8,883

Other income and expense - net	49	(52)

Interest expense	926	1,113

Income Before Income Taxes	7,124	7,718

Income tax expense	2,673	2,958

Net Income	$ 4,451	$ 4,760

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2003	2003	2002
(In Thousands)
ASSETS
CAPITAL INVESTMENTS:
Property, plant and equipment	$ 350,257	$ 348,622	$ 344,180
Less - Accumulated depreciation	137,665	136,299	133,119
Net property, plant and equipment	212,592	212,323	211,061
Other investments	22	22	22
Total Capital Investments - Net	212,614	212,345	211,083

CURRENT ASSETS:
Cash and cash equivalents	-	12,108	-
Deposits with broker or trustee	2,225	2,766	4,798
Receivables -
Customers, net of reserve for uncollectible
accounts of $904, $1,012 and $768, respectively	37,719	16,090	37,671
Intercompany receivables	2,204	1,466	7,619
Other	545	800	1,025
Materials and supplies, at average cost	1,387	1,351	950
Gas in storage, at last-in, first-out cost	9,166	9,442	8,625
Gas costs recoverable through rate adjustments	12	323	2,415
Regulatory assets	1,424	4,055	1,705
Other	207	202	142
Total Current Assets	54,889	48,603	64,950

OTHER ASSETS:
Noncurrent regulatory assets	38,268	39,235	29,981
Deferred charges and other	3,479	3,959	2,309
Total Other Assets	41,747	43,194	32,290

Total Assets	$ 309,250	$ 304,142	$ 308,323

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,	December 31,
	2003	2003	2002
(In Thousands, Except Shares)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common Stockholder's Equity:
Common stock, without par value -
Authorized 5,000,000 shares
Outstanding 3,625,887 shares	$ 24,757	$ 24,757	$ 24,757
Retained earnings	81,932	80,882	80,086
Accumulated other comprehensive income (loss)	(2,272)	(2,278)	-
Total Common Stockholder's Equity	104,417	103,361	104,843

Long-term debt, exclusive of maturities due within one year	69,330	69,345	29,345
Total Capitalization	173,747	172,706	134,188

CURRENT LIABILITIES:
Commercial paper	1,645	-	21,300
Current maturities of long-term debt	-	-	15,000
Other short-term debt	-	-	15,770
Accounts payable	14,085	13,202	15,975
Accrued taxes	3,600	315	5,358
Other accrued liabilities	4,358	5,143	2,935
Intercompany payables	2,232	10,060	3,524
Regulatory liabilities	2,385	-	8,266
Dividends payable	3,400	-	2,400
Customer deposits	2,226	1,899	490
Customer credit balances	9,346	6,963	7,966
Gas costs refundable through rate adjustments	3,197	5,011	1,216
Temporary LIFO liquidation credit	801	-	2,114
Total Current Liabilities	47,275	42,593	102,314

DEFERRED CREDITS AND OTHER LIABILITIES:
Deferred income taxes	30,604	31,126	28,225
Investment tax credits	2,981	3,008	3,048
Environmental, pension and other	54,643	54,709	40,548
Total Deferred Credits and Other Liabilities	88,228	88,843	71,821

Total Capitalization and Liabilities	$ 309,250	$ 304,142	$ 308,323

The Notes to Consolidated Financial Statements are an integral part of these statements.

North Shore Gas Company
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
(In Thousands)
Operating Activities:
Net Income	$ 4,451	$ 4,760
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,885	1,831
Deferred income taxes and investment tax credits - net	(280)	965
Change in environmental, pension and other liabilities	(335)	73
Other changes in noncurrent operating activities	1,453	(443)
Changes in current assets and liabilities:
Receivables - net	(22,112)	(26,557)
Gas in storage	276	900
Gas costs recoverable/refundable through rate adjustments	(1,503)	1,961
Net regulatory assets/liabilities	5,016	1,875
Accounts payable	(7,179)	2,989
Accrued other liabilities	(786)	(2,476)
Accrued taxes	3,285	3,157
Temporary LIFO liquidation credit	801	2,114
Other	2,670	(1,645)
Net Cash Provided by (Used in) Operating Activities	(12,358)	(5,544)

Investing Activities:
Capital spending	(2,094)	(1,917)
Decrease (increase) in deposits with broker or trustee	541	264
Other	(60)	-
Net Cash Provided by (Used in) Investing Activities	(1,613)	(1,653)

Financing Activities:
Proceeds from (payment of) overdrafts	233	(2,994)
Issuance of commercial paper	1,645	21,300
Issuance of short-term debt	-	13,560
Retirement of long-term debt	(15)	(24,669)
Net Cash Provided by (Used in) Financing Activities	1,863	7,197

Net Increase (Decrease) in Cash and Cash Equivalents	(12,108)	-
Cash and Cash Equivalents at Beginning of Period	12,108	-
Cash and Cash Equivalents at End of Period	$ -	$ -

Supplemental information:
Income taxes paid, net of refunds	$ 9	$ -
Interest paid, net of amounts capitalized	$ 1,712	$ 2,490

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The condensed, unaudited financial statements of Peoples Energy Corporation (the Company or Peoples Energy), The Peoples Gas Light and Coke Company (Peoples Gas) and North Shore Gas Company (North Shore Gas), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Peoples Gas and North Shore Gas are wholly-owned subsidiaries of the Company.

This Quarterly Report on Form 10-Q is a combined report of the Company, Peoples Gas and North Shore Gas.

Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted from these interim financial statements, pursuant to SEC rules and regulations. Therefore, the statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the Company, Peoples Gas and North Shore Gas for the fiscal year ended September 30, 2003. Certain items previously reported for the prior periods have been reclassified to conform with the presentation in the current period. Due to a number of factors, including seasonality of businesses and market price volatility, the quarterly results of operations and statements of financial position and cash flows should not be considered indicative of the year as a whole.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise noted, necessary to present fairly the financial position of the Company, Peoples Gas and North Shore Gas and their results of operations and cash flows for the interim periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gas in Storage

Peoples Gas' and North Shore Gas' inventories are carried at cost on a last-in, first-out (LIFO) method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit. The Company expects interim reductions in LIFO layers caused by seasonality requirements to be replenished by the fiscal year end.

Stock Compensation Plans

As allowed under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123," the Company has chosen to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25. Therefore, no compensation cost has been recognized for nonqualified stock options (under both the Long-Term Incentive Compensation Plan (LTIC) and Director Stock and Option Plan (DSOP)) and shares issued under the Employee Stock Purchase Plan (ESPP). The Company has submitted for approval to the Company's shareholders a new compensation plan, the 2004 Incentive Compensation Plan. If the proposed plan is approved by shareholders, no option grants will be made under the LTIC Plan. Under this proposed plan, certain key employees will be eligible to be awarded restricted stock and performance shares. No options were granted in the three-month period ended December 31, 2003. There were 426,900 options granted in the three-month period ended December 31, 2002. There were 6,307 and 7,459 shares sold through the ESPP in the three-month periods ended December 31, 2003 and 2002, respectively.

Stock-based employee compensation cost included in reported net income for December 31, 2003 and 2002 was $0.8 million and $1.6 million, respectively. Had compensation cost for stock options and shares issued under the ESPP been determined consistent with SFAS No. 148, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended December 31,
(In Thousands, Except Per-Share Amounts)	2003	2002
Net income as reported	$31,351	$31,001
Pro forma effects of LTIC, DSOP and ESPP compensation expense under SFAS No. 148	11	234
Pro forma net income	$31,340	$30,767
Earnings per average common share:
Basic	$0.85	$0.87
Diluted	0.85	0.87
Pro forma basic	0.85	0.87
Pro forma diluted	0.85	0.86

For the three months ended December 31, 2003 and 2002, options to purchase 435,300 and 650,800 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares, and therefore were antidilutive.

The following table summarizes the assumptions used to calculate the fair value of each option grant. The pro forma expense is recognized over the vesting period of the options, the longest of which is 12 months.

	Three Months Ended December 31,
	2003	2002
Expected volatility	25.90%	25.75%
Dividend yield	5.0%	5.4%
Risk-free interest rate	2.47%	2.19%
Expected lives (years)	3	3
Weighted average fair value	$ 3.83	$ 3.43

Derivative Instruments and Hedging Activities

The Company's earnings may vary due to changes in commodity prices (market risk) that affect its subsidiaries' operations and investments. To manage this market risk, the Company uses forward contracts and financial instruments, including commodity futures contracts, swaps, no-cost collars and options contracts.

The following table summarizes selected information related to cash flow hedges included in other comprehensive income in the Consolidated Balance Sheet at December 31, 2003.

		Interest	Partnership
(In Thousands)	Commodities	Rate	Transactions	Total
Portion of after tax gains (losses) on hedging instruments determined
to be ineffective and included in net income at December 31, 2003	$ (42)	$ -	$ -	$ (42)
Accumulated other comprehensive income (AOCI) (loss) after tax
at December 31, 2003	$ (21,826)	$ (612)	$ (3,706)	$ (26,144)
Portion of AOCI expected to be reclassified to earnings during
the next 12 months based on prices at December 31, 2003	$ (14,251)	$ (131)	N/A	$ (14,382)
Maximum term	36 months	112 months

Peoples Gas and North Shore Gas use derivative instruments to manage each utility's cost of gas supply and mitigate price volatility. As required by SFAS No. 133, the regulated utilities recognize all derivatives at fair value as either mark-to-market assets or liabilities on the balance sheet with an offsetting entry to regulatory assets or regulatory liabilities. Gains or losses are recorded as an adjustment to the cost of gas supply in the period that the underlying gas purchase transaction takes place. The costs and benefits of this activity are passed through to customers under the tariffs of Peoples Gas and North Shore Gas. The following table summarizes this activity.

North
(In Thousands)	Peoples Gas	Shore Gas	Total
Regulatory asset (liability) - all amounts expected to be
reclassified to gas cost during the next 12 months	$ (16,045)	$ (2,386)	$ (18,431)

The following table summarizes the valuation of outstanding derivative contracts at December 31, 2003 and 2002.

	Derivative Type
	Cash Flow		Fair Value
	Hedges		Hedges		Mark-to-Market
(In Thousands)	2003	2002	2003	2002	2003	2002
Value of contracts outstanding at the beginning of the period	$ (26,571)	$ (13,720)	$ (65)	$ (201)	$(13,523)	$ 31,042
Less: contracts realized or otherwise settled during the period	1,354	(1,947)	-	(40)	(6,121)	7,513
Plus: value of new contracts entered into during the period
and outstanding at end of period	(4,846)	(2,648)	-	(325)	6,456	7,004
Plus: changes in fair value attributable to changes in valuation
techniques and assumptions	-	-	-	-	-	-
Plus: other changes in fair values	(5,195)	(8,802)	(57)	57	19,463	21,955
Value of contracts outstanding at the end of the period	$(37,966)	$(23,223)	$(122)	$(429)	$18,517	$52,488

The maturity of the fair value hedges and the mark-to-market contracts fall within the next 12 months of the balance sheet date. The maturities of the cash flow hedges are summarized in the table below. All valuations are based on NYMEX closing prices at December 31, 2003.

Cash Flow Hedges
Value by Year of Maturity

		Less than	1 to 2	2 to 3	3 to 4
(In Thousands)	Total	1 Year	Years	Years	Years
Value at December 31, 2003	$(37,966)	$(23,267)	$(10,380)	$ (4,319)	$ -
Value at December 31, 2002	$(23,223)	$(14,285)	$ (5,811)	$ (1,583)	$ (1,544)

Revenue Recognition

Gas and electricity sales and transportation revenues are recorded on the accrual basis for all gas and electricity delivered during the month, including an estimate for gas and electricity delivered but unbilled at the end of each month. The amount of accrued unbilled revenue is summarized below.

	December 31,
(In Thousands)	2003	2002
Peoples Gas	$ 92,307	$ 71,677
North Shore Gas	17,115	13,136
Peoples Energy Services	30,391	19,099
Peoples Energy	$ 139,813	$ 103,912

Revenue tax amounts included in revenues are as follows:

	Three Months Ended
	December 31,
(In Thousands)	2003	2002
Peoples Gas	$ 37,202	$ 36,590
North Shore Gas	3,600	3,735
Total	$ 40,802	$ 40,325

Natural gas and crude oil production revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company's net interest. The Company records its entitled share of revenues based on estimated production volumes. Subsequently, these estimated volumes are adjusted to reflect actual volumes that are supported by third party statements and/or cash receipts.

Statement of Cash Flows

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Under the Company's cash management practices, checks issued pending clearance that result in overdraft balances for accounting purposes are included in accounts payable and total $6.0 million and $13.3 million as of December 31, 2003 and 2002, respectively. For Peoples Gas the amounts in accounts payable at December 31, 2003 and 2002 was $3.4 million and $10.7 million, respectively. For North Shore Gas the amount in accounts payable at December 31, 2003 was $0.2 million. North Shore Gas had no overdraft for the quarter ended December 31, 2002.

Recent Accounting Pronouncements

In January 2004, the FASB issued Financial Statement of Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in response to the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (Medicare Act) signed into law on December 8, 2003. FSP No. 106-1 permits a sponsor of a postretirement health care plan that contains a qualifying prescription drug benefit subject to the provisions of the Medicare Act to make a one-time election to defer accounting for the effects of the Medicare Act until final accounting rules are issued. The Company has a postretirement health care plan that may be impacted by the Medicare Act. The Company elected to defer any potential accounting impact until specific authoritative guidance is issued. The Company cannot determine at this time to what extent, if any, its financial position or results of operations might be affected by the potential economic consequences of the Medicare Act.

3. BUSINESS SEGMENTS

The activities of Peoples Gas and North Shore Gas are mainly within the Gas Distribution segment with only immaterial amounts of activity in other segments. Total segment capital assets include net property, plant and equipment and certain intangible assets classified in other investments.

Financial data by business segment is presented below.

					Retail		Corporate
	Gas	Oil and Gas	Power	Midstream	Energy		and
(In Thousands)	Distribution	Production	Generation	Services	Services	Other	Adjustments	Total
Three Months Ended December 31, 2003
Revenues	$ 438,411	$ 28,621	$ -	$ 65,201	$ 83,126	$ 81	$ (10,556)	$ 604,884
Depreciation, depletion and amortization	16,508	11,734	31	111	430	4	103	28,921
Equity investment income (loss)	-	23	(214)	-	-	(54)	-	(245)
Operating income (loss)	51,538	9,415	(1,290)	3,544	3,149	(219)	(5,985)	60,152
Segment capital assets - net	1,567,424	309,048	1,255	6,313	7,167	1,031	1,885	1,894,123
Investments in equity investees	-	19,873	108,619	-	-	3,513	-	132,005
Capital spending	17,534	51,962	347	130	350	-	195	70,518
Three Months Ended December 31, 2002
Revenues	$ 415,373	$ 22,194	$ -	$ 60,769	$ 54,673	$ 43	$ (3,941)	$ 549,111
Depreciation, depletion and amortization	16,507	10,376	32	106	417	3	23	27,464
Equity investment income (loss)	-	(626)	(63)	-	-	436	-	(253)
Operating income (loss)	58,292	4,872	(1,161)	2,564	2,102	136	(6,487)	60,318
Segment capital assets - net	1,547,253	245,221	996	5,959	7,953	1,240	1,260	1,809,882
Investments in equity investees	-	24,863	121,101	-	-	4,029	-	149,993
Capital spending	17,059	39,723	1,158	15	(3)	1	408	58,361

4. EQUITY INVESTMENTS

The Company has several investments that are accounted for as unconsolidated equity method investments. Individually, the Company's equity investments do not meet the requirements for financial disclosure. However, in aggregate these investments were material. The Company records its share of income gains and losses based on financial information it receives from the partnerships. The Company is not a managing partner in any of these investments.

The following table summarizes the combined partnership financial results and financial position of the Company's unconsolidated equity method investments.

	Three Months Ended
	December 31,
(In Thousands)	2003	2002
Revenues	$ 18,558	$ 19,420
Operating income	10,798	9,175
Interest expense	8,741	9,541
Net income (loss)	2,016	63

Total assets	853,810	881,326
Total liabilities	468,125	489,737

The following table summarizes the Company's equity method investment ownership percentage and its equity share of the net income (loss) shown in the previous table.

		Ownership Percentage		Equity Investment Income (Loss)
				Three Months Ended
(Dollars in Thousands)		At December 31,		December 31,
Investment	Segment	2003	2002	2003	2002
EnerVest	Oil and Gas	30%	30%	$ 23	$ (626)
Elwood	Power	50	50	(1,670)	(1,595)
SCEP	Power	27	30	1,456	1,532
Trigen-Peoples	Other	50	50	(54)	433
Peoples NGV (1)	Other	0	50	-	3
Total equity investment income (loss)				$ (245)	$ (253)

Undistributed partnership income included in the Company's retained earnings at the end of each period				$ 2,780	$ 13,955

(1) The Company liquidated its investment in Peoples NGV Corp. in the first quarter of fiscal 2003.

5. ENVIRONMENTAL MATTERS

Former Manufactured Gas Plant Operations

The Company's utility subsidiaries, their predecessors and certain former affiliates operated facilities in the past at multiple sites for the purpose of manufacturing gas and storing manufactured gas. In connection with manufacturing and storing gas, various by-products and waste materials were produced, some of which might have been disposed of rather than sold. Under certain laws and regulations relating to the protection of the environment, the subsidiaries might be required to undertake remedial action with respect to some of these materials. The subsidiaries are addressing these sites under a program supervised by the Illinois Environmental Protection Agency.

Peoples Gas is addressing 29 manufactured gas sites, including two sites described in more detail below. Investigations have been completed at all or portions of 23 sites. Remediations have been completed at all or portions of four sites.

North Shore Gas is addressing five manufactured gas sites, including one site described in more detail below. Investigations have been completed at all or portions of four sites. Remediations have not yet been completed at these sites.

The United States Environmental Protection Agency (EPA) has identified North Shore Gas as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the Waukegan Coke Plant Site located in Waukegan, Illinois (Waukegan Site). The Waukegan Site is part of the Outboard Marine Corporation (OMC) Superfund Site. The EPA also has identified General Motors Corporation, OMC, Elgin Joliet and Eastern Railway Company, Larsen Marine Service and the City of Waukegan as PRPs at the Waukegan Site. OMC has filed for bankruptcy.

In September 1999, the EPA issued the Record of Decision (ROD) selecting the remedial action for the Waukegan Site. The selected remedy is based upon commercial/industrial land use and consists of on-site treatment of groundwater and off-site disposal of soil containing polynuclear aromatic hydrocarbons and arsenic. The EPA has estimated the present worth of the remedy to be $26.5 million (representing the present worth of estimated capital costs and of estimated operation and maintenance costs). North Shore Gas and the other PRPs (except for the City of Waukegan) are conducting the remedial design for the Waukegan Site pursuant to an administrative order on consent.

North Shore Gas and the other parties notified by the EPA have been discussing implementation of the remedy and the allocation of costs associated with the investigation and remediation of the Waukegan Site. North Shore Gas has entered into a settlement with one of the PRPs and is continuing discussions with the remaining parties.

In June 2002, the City of Waukegan purchased the Waukegan Site from the OMC bankruptcy trustee. In October 2002, the City of Waukegan rezoned the property from industrial to residential. The City of Waukegan also enacted an ordinance that purports to require the remediation of soil, at sites within a defined geographic area that includes the Waukegan Site, to levels more stringent than those set forth in the ROD.

In May 2003, the EPA began negotiations with North Shore Gas and the other PRPs regarding a consent decree for the performance of the remedial action selected in the ROD. In August 2003, the City of Waukegan petitioned the EPA to amend the ROD so as to make the remedy and clean-up standard consistent with various proposed future uses of the Waukegan Site, including urban residential development. The EPA has extended the moratorium on enforcement action in order to give the City of Waukegan and the other parties the opportunity to reach agreement on future land use issues. The EPA has informed the parties that it will conclude negotiations for a consent decree, make a determination on the City of Waukegan's application to amend the ROD, and use its statutory authority to pursue cleanup if the PRPs do not reach an agreement. The parties are continuing discussions among themselves and with the EPA regarding these matters.

At this time, management is unable to determine whether, or to what extent, the change in ownership, change in zoning, enactment of the ordinance or request to amend the ROD will affect remedial costs at the Waukegan Site.

The current owner of a site in the City of Chicago, Illinois (Chicago), formerly called Pitney Court Station, filed suit against Peoples Gas in federal district court under CERCLA. The suit seeks recovery of the past and future costs of investigating and remediating the site. Peoples Gas is contesting this suit.

The current owner of a portion of another site in Chicago, formerly called the 22nd Street Station, has notified Peoples Gas that it intends to file suit under the Resource Conservation and Recovery Act seeking an order directing Peoples Gas to remediate the site.

The utility subsidiaries are accruing and deferring liabilities incurred in connection with all of the manufactured gas sites, including related legal expenses, pending recovery through rates or from other entities. At December 31, 2003, the total of the costs deferred (stated in current year dollars) for Peoples Gas was $126.0 million; for North Shore Gas the total was $36.8 million; and for the Company on a consolidated basis the total deferred was $162.8 million. Each of these amounts includes management's best estimates of the costs the utilities will spend in investigating and remediating the manufactured gas sites. Management estimates that additional costs in the following amounts are reasonably possible: for Peoples Gas, $69.9 million; for North Shore Gas, $28.1 million; and for the Company on a consolidated basis, $98.0 million. Management's estimates are based upon an ongoing review by management and its outside consultants of potential costs associated with conducting investigative and remedial actions at the manufactured gas sites, including updated estimates based on completed investigations or specific remedial plans. While each subsidiary intends to seek contribution from other entities for the costs incurred at the sites, the full extent of such contributions cannot be determined at this time.

Peoples Gas and North Shore Gas filed suit against a number of insurance carriers for the recovery of environmental costs relating to the utilities' former manufactured gas operations. The suit asked the court to declare, among other things, that the insurers are liable under policies in effect between 1937 and 1986 for costs incurred or to be incurred by the utilities in connection with five of their manufactured gas sites in Chicago and Waukegan. The utilities also asked the court to award damages stemming from the insurers' breach of their contractual obligation to defend and indemnify the utilities against these costs. As of December 31, 2003, the utilities have reached settlement agreements with all of the insurance carriers, except for one that is in liquidation. On October 29, 2003, pursuant to the agreement of the parties, the court dismissed the suit against the remaining defendant insurers without prejudice to the utilities' right to pursue claims at a later point in time against the non-settling insurer. The court's order terminates the litigation. The utilities are applying portions of the proceeds from these settlements to pay costs otherwise recoverable through rates. The costs deferred at December 31, 2003 have been reduced by the portions of the settlement proceeds that have been received prior to December 31, 2003, and that have yet to be applied to pay such costs.

Management believes that the liabilities incurred by Peoples Gas and by North Shore Gas for environmental activities relating to former manufactured gas operations are recoverable from insurance carriers, other entities or through rates for utility service. Accordingly, management believes that the costs incurred by the subsidiaries in connection with former manufactured gas operations will not have a material adverse effect on the financial position or results of operations of the utilities. Peoples Gas and North Shore Gas are recovering the costs of environmental activities relating to the utilities' former manufactured gas operations, including carrying charges on the unrecovered balances, under rate mechanisms approved by the Illinois Commerce Commission (Commission).

Former Mineral Processing Site in Denver, Colorado

In 1994, North Shore Gas received a demand from the S.W. Shattuck Chemical Company, Inc. (Shattuck), a responsible party under CERCLA, for reimbursement, indemnification and contribution for response costs incurred at a former mineral processing site in Denver, Colorado (Denver site). Shattuck is a wholly owned subsidiary of Salomon, Inc. (Salomon). The demand alleges that North Shore Gas is a successor to the liability of a former entity that was allegedly responsible during the period 1934-1941 for the disposal of mineral processing wastes containing radium and other hazardous substances at the site. In 1992, the EPA issued the ROD for the Denver site. The remedy selected in the ROD consisted of the on-site stabilization, solidification and capping of soils containing radioactive wastes. In 1997, the remedial action was completed. The cost of the remedy at the site has been estimated by Shattuck to be approximately $31 million. Salomon has provided financial assurance for the performance of the remediation of the site.

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

In 1998, the United States Court of Appeals, Seventh Circuit, reversed the District Court's decision and remanded the case for determination of what liability, if any, the former entity has, and therefore North Shore Gas has, for activities at the site.

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

In December 2001, Shattuck entered into a proposed settlement agreement with the United States and the State of Colorado regarding past and future response costs at the site. In August 2002, the agreement was approved by the District Court for the District of Colorado. Under the terms of the agreement, Shattuck will pay, in addition to amounts already paid for response costs at the site, approximately $7.2 million in exchange for a release from further obligations at the site. The release will not apply in the event that new information shows that the remedy selected in the amended ROD is not protective of human health or the environment or if it becomes necessary to remediate contaminated groundwater beneath or emanating from the site.

North Shore Gas does not believe that it has liability for the response costs, but cannot determine the matter with certainty. At this time, North Shore Gas cannot reasonably estimate what range of loss, if any, may occur. In the event that North Shore Gas incurs liability, it would pursue reimbursement from insurance carriers, other responsible parties, if any, and through its rates for utility service.

6. GAS CHARGE RECONCILIATION PROCEEDINGS AND RELATED MATTERS

For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. If the Commission were to find that the reconciliation was inaccurate or any gas costs were imprudently incurred, the Commission would order the utility to refund the affected amount to customers through subsequent Gas Charge filings. The proceedings are typically initiated shortly after the close of the fiscal year and take at least a year to 18 months to complete.

Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2001 costs are currently pending before the Commission. Three intervenors (Citizens Utility Board (CUB), Illinois Attorney General (AG) and Chicago) filed testimony in Peoples Gas' proceeding and one intervenor (CUB) filed testimony in North Shore Gas' proceeding. Issues raised by the intervenors in the Peoples Gas proceeding related primarily to not having financially hedged gas costs during the winter of 2000-2001 and the use of its Manlove storage field to support transactions with third parties ("hub" transactions). Each of the intervenors requested disallowances, which vary in amount depending upon the issues raised and the assumptions and methodologies used to measure the impact of the issues. In the Peoples Gas proceeding, the AG and CUB have requested disallowances, which range from $8 million to $56 million, covering a variety of alleged issues other than financial hedging. CUB has requested an additional disallowance of $53 million and Chicago has requested a disallowance of $230 million based on the financial hedging issue. In the North Shore Gas proceeding, CUB raised only the hedging issue and recommended a disallowance of $10 million. The Commission's Staff (the Staff) requested a disallowance of $31 million in the Peoples Gas proceeding and $1.4 million in the North Shore Gas proceeding covering a variety of alleged issues, none of which related to hedging.

Peoples Gas and North Shore Gas submitted rebuttal testimony in response to the Staff and the intervenors on November 13, 2003. In that testimony, Peoples Gas stated that it would not oppose two disallowances proposed by the Staff, totaling approximately $5.2 million. One of these proposed disallowances, totaling $4.7 million, results in a change in the treatment for accounting and rate making purposes of gas used to support operational capabilities of Peoples Gas' underground storage. During the first quarter, this amount was capitalized as property, plant and equipment and will be depreciated over the asset's useful life. An offsetting liability for this amount, which is expected to be refunded to customers was recorded. During the first quarter, Peoples Gas also recorded property, plant and equipment and liabilities totaling $5.9 million for similar amounts recovered through the Gas Charge in fiscal 2003 and fiscal 2002. A liability was also established for the second proposed disallowance of $0.5 million resulting in a charge to income. Peoples Gas opposed all other proposed disallowances and North Shore Gas opposed all disallowances in its case. The remaining procedural schedule provides for the Staff and intervenors to file rebuttal testimony, Peoples Gas and North Shore Gas to file surrebuttal testimony and evidentiary hearings to be held. An order from the Commission is not expected before the fourth quarter of fiscal 2004.

The Company has also received a subpoena from the AG requesting, among other things, information regarding transactions between the Company and Enron Corp. or its affiliates related to certain issues raised by the Staff and intervenors in the 2001 Gas Charge reconciliation proceedings.

The Company believes that its fiscal 2001 purchasing practices were consistent with the standards applied by the Commission in its past orders and upheld by the Illinois courts and that it conducted business prudently and in the best interest of customers within these established standards. However, management cannot predict the outcome of these proceedings or the potential resulting exposure and has not recorded a liability associated with this contingency other than with respect to the disallowances that Peoples Gas did not oppose as described above.

Fiscal 2002 Gas Charge reconciliation cases were initiated on November 7, 2002. Peoples Gas and North Shore Gas each filed direct testimony on August 1, 2003. A status hearing is scheduled for February 10, 2004. Fiscal 2003 Gas Charge reconciliation cases were initiated on November 12, 2003. Peoples Gas' and North Shore Gas' direct testimony is due on April 1, 2004. A status hearing is scheduled for May 12, 2004.

Separately, in February 2004 a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas reconciliation proceedings. The suit seeks unspecified compensatory and punitive damages. The Company and Peoples Gas deny the allegations made in the suit and intend to vigorously defend against the suit. Management cannot predict the outcome of this litigation or the potential exposure resulting from it and has not recorded a liability associated with this contingency.

7. COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other nonowner changes in equity. Comprehensive income, recorded in the first quarter, includes net income plus the effect of the unrealized hedge gain or loss on derivative instruments. Total comprehensive income for the Company is summarized below.

	Three Months Ended
	December 31,
(In Thousands)	2003	2002
Comprehensive income
Net income	$ 31,351	$ 31,001
Other comprehensive income (loss), net of tax	(8,333)	(6,924)

Total comprehensive income	$ 23,018	$ 24,077

Peoples Gas and North Shore Gas recorded an insignificant amount to other comprehensive income related to the amortization of interest rate lock cash flow hedges.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

The Company's two regulated utilities, Peoples Gas and North Shore Gas, have the most significant impact on Peoples Energy results and accounted for about 85% of fiscal 2003 operating income. Both utilities' results, recorded in the Gas Distribution segment, are strongly influenced by the effects of weather, the impact of natural gas prices on customer uncollectible accounts and fluctuation in pension and other benefit costs. To mitigate the price impact, Peoples Gas and North Shore Gas actively use fixed-priced contracts, derivatives and storage to manage the cost of gas supply. The seasonal nature of the business also requires access to the commercial paper market in order to satisfy short-term cash requirements. The utilities also require an ongoing capital spending program to maintain their infrastructures. Both utilities are regulated by the Illinois Commerce Commission, which exercises significant oversight of prices for both distribution as well as gas supply charges.

Over the past five years, the Company has developed a group of diversified energy businesses that include activities in Oil and Gas Production, Power Generation, Midstream Services and unregulated Retail Energy Services. These businesses are making growing contributions to overall financial results and lessen the seasonal impact of utility earnings. Management's goal is to grow operating income from these diversified energy businesses as a group 10 to 15 percent over the long term.

The Oil and Gas Production business is focused on acquiring and developing proved reserves, primarily onshore natural gas. This unit's results are directly influenced by its success in acquiring and developing reserves as well as the market price of natural gas and oil. To mitigate potential price volatility, the Company employs a hedging program using swaps and no cost collars to reduce market price risk. Substantial capital investment is required for acquisitions and drilling programs to replace produced reserves.

The Power Generation business has invested in two large natural gas fired peaking power projects which are supported by long-term off-take contracts. Income and cash flow are primarily driven by fixed capacity payments and are structured to transfer gas price risk to the power purchasers. One of its primary offtake customers has experienced financial difficulty and has posted additional collateral - see Power Generation segment discussion in this Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A).

The Midstream Services business provides wholesale services to marketers, pipelines and utilities. The working capital needs of this business have grown due to expansion of storage services and higher natural gas prices. As this business grows, the Company may look to acquire additional storage and transportation capacity.

The Retail Energy Services business sells unregulated gas and power services, primarily commodity focused, to customers in Northern Illinois. It operates in a highly competitive market that has thin margins and is affected by weather and price volatility. To control these risks, the Company procures supply that carefully matches the terms of the products that are sold. The Company expects continued growth in this segment as markets are deregulated and consumer choice programs expand.

Financial results for the fiscal 2004 first quarter ended December 31, 2003 reflect continued strong growth in operating income from the Company's diversified energy businesses, offset by the negative impact of weather that was 10 percent warmer than the same period last year in its Gas Distribution business. In particular, the Oil and Gas Production segment benefited from significantly higher production volumes and higher natural gas and oil prices than a year ago. Net income for the first fiscal quarter was $31.4 million, or $0.85 per diluted share on four percent higher shares outstanding, compared with $31.0 million, or $0.87 per diluted share in the year-ago quarter. Operating income was $60.2 million, compared to $60.3 million for the same quarter last year.

RESULTS OF OPERATIONS

Income Statement Variations

The Company's revenues and cost of energy sold for the three-month period increased $55.8 million and $51.1 million, respectively, due to:

  higher commodity prices; and
  increased sales volumes in the Oil and Gas Production, Midstream Services and Retail Energy Services segments;

These increases were offset by a five percent decrease in Gas Distribution deliveries resulting from 10 percent warmer weather.

Operation and maintenance expense for the three-month period remained flat. Four items to note were:

  higher expense in the Oil and Gas Production segment ($1.1 million) resulting from increases in general and administrative expense and exploration expense;
  lower utility environmental costs of $1.4 million (which are recovered through the utilities' rate mechanism and a like amount is included in revenues, therefore these costs do not affect operating income);
  lower provision for uncollectible accounts ($1.4 million). The prior year period included an additional provision for higher than expected first quarter net write offs; and
  pension expense which fell slightly to $2.9 million from $3.0 million. Pension expense related to normal activity increased as was expected due to the ongoing effects of both lower pension plan returns and a lower discount rate. The prior period included a one-time charge of $4.7 million related to a retiring executive officer.

Depreciation, depletion and amortization for the three-month period increased $1.5 million mainly resulting from increased production in the Oil and Gas Production segment.

Taxes, other than income taxes, for the three-month period increased $4.0 million due to an adjustment of municipal and state utility tax accruals ($4.1 million) recorded in the previous period.

Segment Discussion

A summary of the Company's operating income by segment, and variations between periods, is presented below.

	Three Months Ended
	December 31,		Increase/
(In Thousands)	2003	2002	(Decrease)
Operating income:
Gas Distribution	$ 51,538	$ 58,292	$ (6,754)
Oil and Gas Production	9,415	4,872	4,543
Power Generation	(1,290)	(1,161)	(129)
Midstream Services	3,544	2,564	980
Retail Energy Services	3,149	2,102	1,047
Other	(219)	136	(355)
Corporate and Adjustments	(5,985)	(6,487)	502
Total operating income	$ 60,152	$ 60,318	$ (166)

Gas Distribution Segment. The following table summarizes revenue, deliveries and other statistics for the Gas Distribution segment.

Gas Distribution Statistics

	Three Months Ended
Margin Data	December 31,		Increase/
(In Thousands)	2003	2002	(Decrease)
Gas Distribution revenues:
Sales
Residential	$ 340,467	$ 319,749	$ 20,718
Commercial	53,348	47,382	5,966
Industrial	8,374	8,782	(408)
Total sales	402,189	375,913	26,276

Transportation
Residential	9,699	11,157	(1,458)
Commercial	13,779	14,647	(868)
Industrial	5,807	5,906	(99)
Contract pooling	2,339	3,386	(1,047)
Total transportation	31,624	35,096	(3,472)

Other Gas Distribution revenues	4,598	4,364	234

Total Gas Distribution revenues	438,411	415,373	23,038
Less: Gas costs	254,987	227,029	27,958
Gross margin (1)	183,424	188,344	(4,920)
Less: Revenue taxes	41,335	37,289	4,046
Environmental costs recovered	4,788	6,206	(1,418)
Net margin (1)	$ 137,301	$ 144,849	$ (7,548)

Gas Distribution deliveries (MDth):
Gas sales
Residential	37,215	40,156	(2,941)
Commercial	6,313	6,408	(95)
Industrial	1,055	1,303	(248)
Total gas sales	44,583	47,867	(3,284)

Transportation
Residential	6,674	7,334	(660)
Commercial	13,027	12,967	60
Industrial	6,607	6,845	(238)
Total transportation	26,308	27,146	(838)

Total Gas Distribution deliveries	70,891	75,013	(4,122)

Gross margin per Dth delivered	$ 2.59	$ 2.51	$ 0.08

Net margin per Dth delivered	$ 1.94	$ 1.93	$ 0.01

Average cost per Dth of gas sold	$ 5.72	$ 4.74	$ 0.98

Actual heating degree days (HDD)	2,115	2,356	(241)
Normal heating degree days (2)	2,279	2,279

Actual heating degree days as a percent
of normal (actual/normal)	93	103

(1) As used above, net margin is not a financial measure computed under GAAP. Gross margin is the GAAP measure most closely related to net margin. Management believes net margin to be useful in understanding the Gas Distribution segment's operations because the utility subsidiaries are allowed, under their tariffs, to recover gas costs, revenue taxes and environmental costs from their customers on a dollar-for-dollar basis.

(2) Normal HDD are based on a 30-year average of monthly temperatures at Chicago's O'Hare Airport for the years 1970-1999.

Revenues for the Gas Distribution segment for the three-month period increased $23.0 million over the previous period resulting from higher gas prices ($42.8 million), partially offset by a decrease in deliveries ($25.2 million) resulting from weather that was 10 percent warmer than the previous period. Operating income for the three-month period decreased $6.8 million compared with the previous period due mainly to the effects of weather ($7.4 million) and a reduction in municipal and state utility tax accruals ($4.1 million) recorded in the previous period. Partially offsetting these effects was a reduction in the provision for uncollectible accounts ($1.4 million).

The utilities continue to improve the collection of accounts receivable. Peoples Gas and North Shore Gas believe that their reserves are adequate given what is known at this time. However, the reserve for uncollectible accounts remains an estimate and could require adjustments if circumstances change. Due to the historically high priced heating season of 2000/2001, Peoples Gas began experiencing unprecedented collection difficulties. Peoples Gas continues to closely monitor cash collection and receivable aging statistics to ensure an adequate reserve balance. The following table summarizes these statistics for Peoples Gas.

	Peoples Gas
	Accounts Receivable Balance
	December 31,
(Dollars in Millions)	2003	2002	2001
Current	$ 206.9	$ 180.2	$ 146.7
30-89 days	27.1	31.0	32.8
90-149 days	11.3	9.7	15.8

150 days - active	13.1	17.8	39.3
150 days - terminated	24.9	21.0	51.0
Total 150 days	38.0	38.8	90.3

Accounts receivable	$ 283.3	$ 259.7	$ 285.6

Reserve balance	$ 25.8	$ 24.2	$ 37.6
Reserve to accounts receivable ratio	9.1%	9.3%	13.2%
Reserve to 90 days +	52.3%	49.9%	35.4%
Days sales outstanding	80.1	96.0	81.4

Oil and Gas Production Segment. Revenues for the three-month period increased $6.4 million compared with the same period last year. Operating income for the three-month period increased $4.5 million compared with the previous period due mainly to significantly higher production volumes and higher commodity prices. On an equivalent basis, production increased 12 percent compared to the prior year first quarter due primarily to the previous fiscal year's acquisitions and successful drilling program.

The following table summarizes hedges in place for fiscal 2004 and 2005 for the Oil and Gas Production segment as of January 22, 2004 (date of information used in the Company's earnings release).

	Fiscal 2004	Fiscal 2005
Remaining fiscal 2004 and fiscal 2005 gas hedges in place (MMbtus)	16,879,500	17,856,500
Gas hedges as a percent of estimated fiscal production (1)	80%	60%
Percent of gas hedges that are swaps	52%	44%
Average swap price ($/MMbtu)	$ 4.07	$ 4.02
Percent of gas hedges that are no cost collars	48%	56%
Weighted average floor price ($/MMbtu)	$ 4.45	$ 4.08
Weighted average ceiling price ($/MMbtu)	$ 5.82	$ 5.19
Fiscal 2004 oil hedges in place (MBbls)	338	354
Average hedge price ($/Bbl)	$ 26.76	$ 25.99

(1)  This table assumes production for fiscal 2004 is 15 percent higher than fiscal 2003 and assumes fiscal 2005 production is flat with fiscal 2004.

The following table summarizes operating statistics from the Oil and Gas Production segment.

	Three Months Ended December 31,
	2003	2002
Total production - gas equivalent (MMcfe)(1)	6,911	6,182
Daily average gas production (MMcfd)	66.2	59.7
Daily average oil production (MBd)	1.5	1.2
Daily average production - gas equivalent (MMcfed)(1)	75.1	67.2
Gas production as a percentage of total	88.0	89.0
Net realized gas price received ($/Mcf)	$ 4.14	$ 3.61
Net realized oil price received ($/Bbl)	$ 24.93	$ 20.57
Depreciation, depletion and amortization rate ($/Mcfe)	$ 1.69	$ 1.67
Average lease operating expense ($/Mcfe)	$ 0.24	$ 0.30
Average production taxes ($/Mcfe)	$ 0.27	$ 0.28

(1)  Oil production is converted to gas equivalents based on a conversion of six Mcf of gas per barrel of oil.

The decrease in average lease operating expense on a unit of production basis is attributable to cost reductions, increased overhead recovery charges, timing issues and increased production. The prior period also included costs associated with expense workover projects that were not incurred in fiscal 2004.

Certain producing properties owned by Peoples Energy Production Company qualified for income tax credits as defined in Section 29 of the Internal Revenue Code of 1986. These credits expired on December 31, 2002. The amount recorded to income for the quarter ending December 31, 2002 was $1.1 million.

On December 31, 2003, the Company acquired, through a series of transactions, certain oil and gas properties located in Texas for approximately $35 million. The acquired reserves, 88 percent of which are natural gas, added approximately 5 MMcfe per day production to the Company's overall production base. Approximately 20 percent of the proven reserves of the acquired properties are currently producing. The majority of the acquired properties are located adjacent to or in close proximity to existing holdings of the Company, and each of the acquired properties will be operated by the Company. As a result of this acquisition and prospective growth from the Company's 2004 drilling program, management expects to achieve an increase in production for the fiscal year in the 15 to 20 percent range rather than the 10 to 20 percent range that was previously estimated. This acquisition did not impact first quarter results.

Power Generation Segment. The operating loss for the three-month period was $1.3 million, virtually unchanged from the previous period. Impacting the results was an increase in development expenses related to the pursuit of new power projects, partially offset by lower operating losses compared to the previous period related to Elwood Energy LLC (Elwood).

This segment is also engaged in the development of power generation sites. The Company has a business development staff working to find new investment opportunities either through the development of power sites or through partnering with others in the construction of power facilities. The costs of these activities are either expensed as incurred or are capitalized as specific site development assets, as appropriate. Included in deferred charges at December 31, 2003 was $7.3 million related to this activity. The Company expects to sell one of its power generation sites under development in the western United States during fiscal 2004, though it would also consider proceeding with construction of the site if a suitable partner is found.

The plant capacity of Elwood has been sold through long-term contracts with Exelon Generation Company, LLC, Engage Energy America LLC and Aquila, Inc. (Aquila). Moody's Investor Services (Moody's) and Standard & Poor's Rating Services (S&P) rate Aquila's senior unsecured debt as below investment grade. As a result of Aquila's credit ratings, Aquila has provided Elwood with security in the form of letters of credit and a cash escrow equal to one year of capacity payments of approximately $37.3 million. In the event Aquila does not fulfill its payment obligations or terminates its power sales agreements and Elwood cannot make adequate alternate arrangements, Elwood could suffer a revenue shortfall or an increase in its costs that could adversely affect the ability of Elwood to fully perform its obligations under the indenture related to its outstanding bonds. If Elwood is adversely affected by the failure of Aquila to make payments under its power sales agreements, the Company may receive substantially reduced or no investment income from Elwood. At this time, the Company cannot determine whether or to what extent Aquila's failure to pay Elwood would result in a material adverse effect on the Company.

Midstream Services Segment. Revenues for the three-month period increased $4.4 million as compared with the previous period. The Company is expanding its wholesale marketing and asset management activities, which are now performed in a wholly-owned subsidiary. The Company continues to look for additional opportunities to acquire assets, whether owned or leased, as it focuses on expanding this segment's geographic market.

Operating income for the three-month period increased $1.0 million compared with the prior period. The increase was primarily due to higher operating results from wholesale marketing and asset management activities ($2.0 million), which benefited from improved margins due to higher average prices and price volatility. These results more than offset lower hub activity ($1.2 million).

Retail Energy Services Segment. The following table summarizes operating statistics for Peoples Energy Services Corporation.

	Three Months Ended December 31,
(In Thousands, Except Customers)	2003	2002
Gas sales sendout (Dth)	13,965	11,141
Number of gas customers	21,609	11,358
Electric sales sendout (Mwh)	252	209
Number of electric customers	1,559	1,102

Revenues for the three-month period increased $28.5 million compared with the previous period due primarily to customer growth and increases in natural gas commodity prices. Customer growth and higher margins, offset partially by increased operating expenses associated with growth, contributed positively to the $1.0 million growth in first quarter operating income.

Peoples Gas Discussion

Most of Peoples Gas' results are recorded in the Gas Distribution segment, with other minor activity in the Midstream Services and Corporate segments. The following discussion supplements Peoples Gas information included in the Company's Gas Distribution discussion within this MD&A.

Revenues for Peoples Gas for the three-month period increased $23.6 million over the previous period resulting mainly from higher gas prices ($42.8 million), offset by a decrease in deliveries ($23.6 million) resulting from warmer weather. Also impacting the variation was a decrease in hub revenues in the Midstream Services segment. Operating income for the three-month period decreased $6.1 million compared with the previous period due mainly to the effects of weather ($6.6 million) and a reduction in municipal and state utility tax accruals ($4.1 million) recorded in the previous period. Partially offsetting these effects was a decrease in the provision for uncollectible accounts ($1.0 million).

Interest expense decreased $0.4 million compared with the previous period primarily due to lower interest rates. The reduced interest rates reflect lower rates on variable rate debt and the retirement or refinancing of higher cost bonds. The impact of lower interest rates was partially offset by higher average borrowing requirements due primarily to higher seasonal working capital requirements.

North Shore Gas Discussion

Most of North Shore Gas' results are recorded in the Gas Distribution segment, with other minor activity in the Corporate segment. The following discussion supplements North Shore Gas information included in the Company's Gas Distribution discussion within this MD&A.

Revenues for North Shore Gas for the three-month period decreased $1.6 million over the previous period resulting from a decrease in deliveries ($5.0 million) due to warmer weather, offset by a $3.0 million increase in demand not related to weather. Operating income for the three-month period decreased $0.9 million compared with the previous period due mainly to the effects of weather.

Other income, net of other expense, increased $0.1 million compared with the previous period due to an increase in interest income ($0.1 million). Interest expense decreased $0.2 million compared with the previous period primarily due to lower interest rates.

Fiscal 2004 Outlook

Notwithstanding the negative impact of warmer-than-normal weather in the first quarter, the Company continues to expect fiscal 2004 earnings to be in the range of $2.70 to $2.85 per share. This range is based on several factors, including long-term operating income growth from the Company's diversified energy businesses targeted at 10 to 15 percent, a return to normal weather for the rest of the fiscal year, an assumed average NYMEX price for gas of $5.00 per MMbtu, ongoing cost control measures, pension expense of approximately $10 million, a provision for bad debt expense of approximately 2.5 percent of utility revenues, and a higher average number of shares outstanding resulting in $0.05 to $0.10 per share of dilution. The current estimate for fiscal 2004 capital spending is $180 million. (See Forward-Looking Information.)

Critical Accounting Policies

See the MD&A in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for a detailed discussion of the Company's critical accounting policies. These policies include Regulated Operations, Environmental Activities Relating to Former Manufactured Gas Operations, Retirement and Postretirement Benefits, Derivative Instruments and Hedging Activities, and Provision for Uncollectible Accounts. In January 2004, the FASB issued FSP No. 106-1, "Accounting and Disclosure Requirements Related

to the Medicare Prescription Drug Improvement and Modernization Act of 2003." (See Note 2 of the Notes to Consolidated Financial Statements.)

Other Matters

Accounting Standards. SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, and requires new disclosures in interim financial statements. The required information should be provided separately for pension plans and for other postretirement benefit plans. The interim disclosures will be adopted in the second fiscal quarter. The annual requirements will be adopted for the fiscal year ended September 30, 2004.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" and in December 2003, the FASB issued FIN 46R which refines FIN 46 and delays the effective implementation date to quarters ending after March 15, 2004. Under FIN 46, as amended, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company's only off-balance sheet financing is through its equity method investments, none of which qualify as a Variable Interest Entity. The Company does not expect FIN 46R to significantly affect the Company's financial condition or results of operations.

The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001. These statements, in part, clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS Nos. 141 and 142 require contractual mineral rights to be classified as intangible assets rather than tangible assets.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash flows for the Company:

	Three Months Ended December 31,
(In Thousands)	2003	2002
Net cash provided by (used in) operating activities	$(59,599)	$(24,251)
Net cash provided by (used in) investing activities	$(74,578)	$(62,001)
Net cash provided by (used in) financing activities	$123,155	$ 94,488

Cash used in operating activities increased for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002, primarily due to working capital needs related to higher gas prices and increased storage injections by the Gas Distribution and Midstream Services segments. The increase in net cash used in investing activities was due to an increase in capital spending in the Oil and Gas Production segment relating to drilling of proved undeveloped properties. The net cash provided by financing activities for the current period as compared to the prior period increased primarily due to the prior period retirement of long-term debt and an increase in proceeds of $8.2 million from the issuance of common stock in the current fiscal quarter. These effects were partially offset by a decrease in the issuance of commercial paper.

See the Consolidated Statements of Cash Flows and the discussion of major balance sheet variations for more detail.

Balance Sheet Variations

Total assets at December 31, 2003 increased $230.0 million compared to December 31, 2002 reflecting the Company's continued capital investment in its Gas Distribution and Oil and Gas Production segments. In addition, the Company's increased assets and liabilities reflect the impact of higher gas prices on customer receivables and payables to suppliers. The Company's inventory increase can be attributed to higher gas prices and higher inventory volume in the Gas Distribution, Midstream Services and Retail Energy Services segments. Long-term assets, long-term liabilities and accumulated other comprehensive income (AOCI) were affected by a pension adjustment recorded in September 2003 caused by lower discount rates and returns on pension assets. The Company's capitalization increased as a result of refinancing short-term debt with long-term debt and ongoing common stock issuances through the continuous equity program.

Total assets at December 31, 2003 increased $256.2 million as compared to September 30, 2003 primarily due to the seasonal increase in the Gas Distribution and Retail Energy Services segments customer accounts receivables, additional capital investment in the Oil and Gas Production segment and unrealized hedging gains. The Company's current liabilities rose as seasonal working capital needs increased. Short-term debt was replaced with long-term debt as the Company continued to take advantage of the lower interest rate environment. First quarter earnings, net of dividends declared, and common stock issued through the continuous equity and direct purchase programs also contributed to the company's increased capitalization.

Changes in Debt Securities

During the first quarter of fiscal 2004, the Company continued to take advantage of the low interest rate environment to refinance existing debt with lower interest rate debt. The Company also issued long-term debt which replaced debt classified as short term due to the technical tender provisions. The following table summarizes the changes that have occurred in the composition of the Company's debt.

(Dollars In Millions)	Issuances			Retirements
Fiscal 2004
First Quarter
Peoples Gas	$ 51.0	(1)	Auction Rate 34-year,	$ 27.0	(1)(3)	Variable rate, Series EE
			Series OO (2)	37.5	(1)(3)	Variable rate, Series II
	51.0	(1)	Auction Rate 34-year,	37.5	(1)(3)	Variable rate, Series JJ
			Series PP (2)	75.0	(1)	5.75%, Series DD
	75.0	(1)	Variable rate, 35-year (4.875%
			fixed 15 years), Series QQ
Fiscal 2004	$177.0			$177.0

(1) Tax Exempt
(2) Current Mode Auction Rate 35-day period
(3) Classified as short-term debt

Financial Sources

The Company and its two regulated utilities have access to outside capital markets, commercial paper markets and internal sources of funds that together provide sufficient resources to meet their working capital and long-term capital requirements. The Company does not anticipate any changes that would materially alter its current liquidity position.

Due to the seasonal nature of gas usage, a major portion of the utilities' cash collections occurs between January and June. Because of timing differences in the receipt and disbursement of cash and the level of construction requirements, the utility subsidiaries borrow from time to time on a short-term basis. Short-term borrowings are repaid with cash from operations, other short-term borrowings or refinanced on a permanent basis with debt or equity, depending on market conditions and capital structure considerations.

In addition to cash generated internally by operations, as of December 31, 2003, the Company has credit facilities of $357.5 million (Peoples Energy, $150.0 million; Peoples Gas, $207.5 million, of which $37.0 million may be utilized by North Shore Gas). Peoples Gas' facilities include a seasonal supplemental line of $40.0 million for the winter months. In January 2004, the Company acquired an additional $50.0 million in supplemental seasonal lines, which increased the Company's total credit facilities to $407.5 million. These various facilities primarily support the Company's ability to borrow using commercial paper. As of December 31, 2003, $74.6 million of Peoples Energy's $150.0 million facilities were available and $89.3 million of the $207.5 million Peoples Gas and North Shore Gas facilities were available. The Company's credit facilities generally contain debt triggers that permit the lenders to terminate the credit commitments to the borrowing company and declare any outstanding amounts due and payable if the borrowing company's debt-to-total capital ratio exceeds 65 percent. The current debt-to-total capital ratio for the Company, Peoples Gas and North Shore Gas is 56 percent, 49 percent and 40 percent. The Company is in the process of replacing its $75.0 million credit facility that expires in March 2004. The amount and terms of the replacement facility have not yet been determined. As of December 31, 2003, neither Peoples Gas nor North Shore Gas had any loans outstanding from Peoples Energy.

The current credit ratings for the Company, Peoples Gas and North Shore Gas are summarized on the table below.

	Corporate Credit Rating	Corporate Senior Unsecured Debt	Utility Senior Secured Debt	Corporate Commercial Paper	Utility Commercial Paper
Moody's	A3	A3	Aa3	P-2	P-1
Standard and Poor's	A-	BBB+	A-	A-2	A-2
Fitch Ratings	A	A	AA-	F1	F1

Moody's describes double-A rated debt (Aa1, Aa2 and Aa3) as high-grade and single-A rated debt (A1, A2 and A3) as upper-medium grade. S&P describes A-rated debt (A+, A and A-) as strong and triple-B rated debt   (BBB+, BBB and BBB-) as adequate. Fitch Ratings (Fitch) describes double-A rated debt (AA+, AA and AA-) as having a very high credit quality and single-A rated debt (A+, A and A-) as having high credit quality. The lowest investment grade credit ratings for Moody's is Baa3, for S&P is BBB- and for Fitch is BBB-. Thus, all three credit rating agencies give the Company, Peoples Gas and North Shore Gas investment grade ratings.

Regarding short-term ratings applicable to commercial paper, Moody's describes the P-1 rating as indicating a superior repayment ability and P-2 as indicating a strong repayment ability. S&P describes an A-2 rating as satisfactory. Fitch describes the F1 ratings (F1+ and F1) as indicating the highest credit quality.

Changes in Equity Securities

The Company has filed a universal shelf registration statement on Form S-3 for the issuance from time to time of up to 1.5 million shares of common stock pursuant to a continuous equity offering in one or more negotiated transactions or "at-the-market" offerings. Through December 31, 2003, 1,027,200 shares of common stock have been issued through the continuous equity offering, of which 168,900 were issued in the first quarter of fiscal 2004. Proceeds, net of issuance costs, totaled $39.4 million ($6.9 million in the first quarter of fiscal 2004). Subsequent to December 31, 2003, and through February 6, 2004, the Company has issued 208,500 additional shares under this registration statement. In addition, the Company issues common stock through various plans such as its Direct Purchase and Investment Plan and its ESPP.

Financial Uses

Capital Spending. In the three-month period ended December 31, 2003, the Company spent $70.5 million on capital projects and investments in equity investees. The Gas Distribution segment spent $17.5 million on property, plant and equipment of which $15.4 million was spent by Peoples Gas and $2.1 million was spent by North Shore Gas. The majority of the remaining $53.0 million was spent by the Oil and Gas Production segment, which spent $52.0 million on the acquisition of reserves, drilling projects and the exploitation of the acquired and existing assets. Management currently estimates that capital spending for fiscal 2004 will total approximately $180 million, or $30 million above previous expectations, due primarily to higher expenditures in the Oil and Gas Production segment. Expenditures in that segment are expected to total $85 million - $35 million for the recent acquisition on December 31, 2003 and $50 million for the fiscal 2004 drilling program. Most of the remaining balance of the Company's total capital expenditures for fiscal year 2004 are targeted for the Gas Distribution segment.

Dividends. On February 4, 2004, the Directors of the Company voted to increase the regular quarterly dividend on the Company's common stock from 53 cents per share to 54 cents per share.

Commitments and Contingencies

The Company has certain contractual obligations directly related to the Company's operations and unconsolidated equity investees. The majority of these are long-term debt related with other substantial commitments for gas supply, transportation and storage contracts.

Contractual Obligations and Other Commitments. Since the filing of the September 30, 2003 Annual Report on Form 10-K there have been no significant changes to contractual obligations.

Off-balance Sheet Financing. Off-balance sheet debt at December 31, 2003 and 2002, respectively, consists of the Company's pro rata share of nonrecourse debt of various equity investments, including Trigen-Peoples District Energy Company (Trigen-Peoples) ($15.3 million and $15.6 million), EnerVest Energy, L.P. ($2.7 million and $2.7 million) and Elwood ($190.0 million and $196.9 million). The Company believes this off-balance sheet financing will not have a material effect on the Company's future financial condition. The Company also has commercial obligations of $55.3 million in guarantees and $2.5 million in letters of credit at December 31, 2003 in support of its unconsolidated equity investments' operations.

Environmental Matters. Peoples Gas and North Shore Gas are conducting environmental investigations and remedial work at certain sites that were the locations of former manufactured gas operations. (See Note 5 of the Notes to Consolidated Financial Statements.)

In 1994, North Shore Gas received a demand from a responsible party under CERCLA, for environmental costs associated with a former mineral processing site in Denver, Colorado. The demand alleged that North Shore Gas is a successor to the liability of a former entity that allegedly disposed of mineral processing wastes there between 1934 and 1941. (See Note 5 of the Notes to Consolidated Financial Statements.)

Gas Charge Reconciliation Proceedings and Related Matters. For each utility subsidiary, the Commission conducts annual proceedings regarding the reconciliation of revenues from the Gas Charge and related gas costs. In these proceedings, the accuracy of the reconciliation of revenues and costs is reviewed and the prudence of gas costs recovered through the Gas Charge is examined by interested parties. Proceedings regarding Peoples Gas and North Shore Gas for fiscal 2003, 2002 and 2001 costs are currently pending before the Commission. In February 2004, a purported class action was filed against the Company and Peoples Gas by a Peoples Gas customer alleging, among other things, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act related to matters at issue in Peoples Gas' gas reconciliation proceedings. (See Note 6 of the Notes to Consolidated Financial Statements.)

Indenture Restrictions

North Shore Gas' indenture relating to its first mortgage bonds contains provisions and covenants restricting the payment of cash dividends and the purchase or redemption of capital stock. At December 31, 2003, such restrictions amounted to $6.9 million of North Shore Gas' total retained earnings of $81.9 million.

Peoples District Energy Corporation owns a 50 percent equity interest in Trigen-Peoples. The Construction and Term Loan Agreement between Trigen-Peoples and Prudential Insurance Company of America related to Trigen-Peoples' project financing prohibits any distribution that would result in the partners' total capital account in Trigen-Peoples being less than $7.0 million. At December 31, 2003, the partners' capital account was $7.3 million. The Construction and Term Loan Agreement also prohibits any distribution unless the partnership's debt service coverage ratio for the four fiscal quarters prior to the distribution was at least 1.25 to 1.0. Trigen-Peoples' debt service coverage ratios for the last four fiscal quarters were 1.70 to 1.0, 1.90 to 1.0, 1.85 to 1.0, and 2.28 to 1.0.

Peoples Energy Resources Company, LLC owns a 50 percent equity interest in Elwood. Elwood's trust indenture and other agreements related to its project financing prohibit Elwood from making distributions, unless Elwood has maintained certain minimum historic and projected debt service coverage ratios. At January 5, 2004, the most recent semi-annual distribution date, a minimum debt service coverage ratio of 1.2 to 1.0 was required and Elwood's actual debt service coverage ratio was approximately 1.55 to 1.0.

FORWARD-LOOKING INFORMATION

This MD&A contains statements that may be considered forward-looking, such as: management's expectations, the statements of the Company's business and financial goals regarding its business segments, the effect of weather on net income, cash position, source of funds, financing activities, market risk, the insignificant effect on income arising from changes in revenue from customers' gas purchases from entities other than the Gas Distribution subsidiaries, the adequacy of the Gas Distribution segment's reserves for uncollectible accounts, capital expenditures of the Company's subsidiaries, and environmental matters. These statements speak of the Company's plans, goals, beliefs, or expectations, refer to estimates or use similar terms. Generally, the words "may," "could," "project," "believe," "anticipate," "estimate," "plan," "forecast," "will be" and similar words identify forward-looking statements. Actual results could differ materially, because the realization of those results is subject to many uncertainties including:

  adverse decisions in proceedings before the Commission concerning the prudence review of the utility subsidiaries' gas purchases;
  the future health of the United States and Illinois economies;
  the timing and extent of changes in interest rates and energy commodity prices, including but not limited to the effect of unusually high gas prices on cost of gas supplies, accounts receivable and the provision for uncollectible accounts and interest expense;
  adverse resolution of material litigation;
  effectiveness of the Company's risk management policies and the creditworthiness of customers and counterparties;
  regulatory developments in the United States, Illinois and other states where the Company does business;
  changes in the nature of the Company's competition resulting from industry consolidation, legislative change, regulatory change and other factors, as well as action taken by particular competitors;
  the Company's success in identifying diversified business segment projects on financially acceptable terms and generating earnings from projects in a reasonable time;
  operational factors affecting the Company's Gas Distribution, Oil and Gas Production and Power Generation segments;
  Aquila's financial ability to perform under its power sales agreements with Elwood;
  drilling risks and the inherent uncertainty of oil and gas reserve estimates;
  weather related energy demand; and
  terrorist activities.

Some of these uncertainties that may affect future results are discussed in more detail in Item 1 - Business and Item 7 - MD&A, in the combined Annual Report on Form 10-K most recently filed with the SEC by the Company, Peoples Gas and North Shore Gas. All forward-looking statements included in this MD&A are based upon information presently available, and the Company, Peoples Gas and North Shore Gas assume no obligation to update any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are reported under Note 2 of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures

The Company, Peoples Gas and North Shore Gas maintain disclosure controls and procedures (as defined in Rule 13a-15e of the Securities Exchange Act of 1934, as amended) which are designed to ensure that information required to be disclosed by the Company, Peoples Gas and North Shore Gas in the reports that are submitted or filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Thomas M. Patrick, principal executive officer and Thomas A. Nardi, principal financial officer of the Company, Peoples Gas and North Shore Gas, have evaluated the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Messrs. Patrick and Nardi have concluded that the disclosure controls and procedures are effective.

Furthermore, there have been no significant changes in the Company's, Peoples Gas' or North Shore Gas' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation as of the end of the period covered by this report.

During the period covered by this report, there was no change in the companies' internal control over financial reporting identified in connection with the evaluation of the disclosure controls and procedures that has materially affected, or is reasonably likely to materially affect, the companies' internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 5 of the Notes to Consolidated Financial Statements - Environmental Matters for a discussion pertaining to environmental matters and Note 6 of the Notes to Consolidated Financial Statements - Recovery of Gas Costs pertaining to proceedings at the Commission regarding the prudency of gas purchases by Peoples Gas and North Shore Gas.

Item 2. Changes in Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Peoples Energy Corporation:

a. Exhibits

Exhibit
Number	Description of Document

3(a)	Amendment to the By-Laws of the Registrant, dated December 5, 2003

3(b)	By-Laws of the Registrant, amended as of December 5, 2003

4(a)	Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO

4(b)	Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP

4(c)	Peoples Gas Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ

4(d)	Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C

4(e)	Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D

4(f)	Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E

10(a)	Firm Transportation Agreement between Peoples Gas and Northern Illinois Gas Company dated September 1, 2003

10(b)	Transportation Rate Schedule FTS Agreement No. 130336 between Natural Gas Pipeline Company of America and North Shore Gas, dated October 29, 2003.

10(c)	Amendment to Storage Rate Schedule DSS Agreement No. 113416 between Natural Gas Pipeline Company of America and Peoples Gas, dated October 22, 2003.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company

31(a)	Certification of Thomas M. Patrick on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of the Company pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b. Reports on Form 8-K filed or furnished during the quarter ended December 31, 2003

Date of Report - October 14, 2003
Item 5 - Other Events
Item 12 - Disclosure of Results of Operations and Financial Condition
Security Analyst Presentation

Date of Report - October 31, 2003
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Press Release

Date of Report - November 4, 2003
Item 9 - Regulation FD Disclosure
Item 12 - Disclosure of Results of Operations and Financial Condition
Conference Call Script

Date of Report - November 4, 2003
Item 5 - Other Events
Forward Looking Financial Information

The Peoples Gas Light and Coke Company:

a. Exhibits

Exhibit
Number	Description of Document

4(a)	Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series OO

4(b)	Peoples Gas Supplemental Indenture dated as of October 1, 2003, First and Refunding Mortgage Bonds, Series PP

4(c)	Peoples Gas Supplemental Indenture dated as of November 1, 2003, First and Refunding Mortgage Multi-Modal Bonds, Series QQ

4(d)	Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003C

4(e)	Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated October 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003D

4(f)	Loan Agreement between Peoples Gas and Illinois Development Finance Authority dated November 1, 2003, Gas Supply Refunding Revenue Bonds, Series 2003E

10(a)	Firm Transportation Agreement between Peoples Gas and Northern Illinois Gas Company dated September 1, 2003

10(c)	Amendment to Storage Rate Schedule DSS Agreement No. 113416 between Natural Gas Pipeline Company of America and Peoples Gas, dated October 22, 2003.

31(a)	Certification of Thomas M. Patrick on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of Peoples Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended December 31, 2003

None.

North Shore Gas Company:

a. Exhibits

Exhibit
Number	Description of Document

10(b)	Transportation Rate Schedule FTS Agreement No. 130336 between Natural Gas Pipeline Company of America and North Shore Gas, dated October 29, 2003.

31(a)	Certification of Thomas M. Patrick on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Thomas A. Nardi on behalf of North Shore Gas pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Thomas M. Patrick on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Thomas A. Nardi on behalf of the Company, Peoples Gas and North Shore Gas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K filed during the quarter ended December 31, 2003

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peoples Energy Corporation
(Registrant)

February 9, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Peoples Gas Light and Coke Company
(Registrant)

February 9, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Shore Gas Company
(Registrant)

February 9, 2004	By: /s/ THOMAS A. NARDI
(Date)	Thomas. A. Nardi
Senior Vice President and Chief Financial Officer

(Same as above)
Principal Financial Officer